Form 10-Q
period 2020-03-31
Velocity Financial, Inc.
filed 2020-05-14
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number: 001-39183

Velocity Financial, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-0659719
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
30699 Russell Ranch Road, Suite 295 Westlake Village, California	91362
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 532-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	VEL	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2020, the registrant had 20,087,494 shares of common stock, $0.01par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value amounts)

	March 31,	December 31,
	2020	2019
ASSETS	(Unaudited)
Cash and cash equivalents	$7,649	$21,465
Restricted cash	4,483	6,087
Loans held for sale, net	223,123	214,467
Loans held for investment, net	1,922,485	1,863,360
Loans held for investment, at fair value	2,987	2,960
Total loans, net	2,148,595	2,080,787
Accrued interest receivables	14,470	13,295
Receivables due from servicers	37,884	49,659
Other receivables	2,516	4,778
Real estate owned, net	16,164	13,068
Property and equipment, net	4,964	4,680
Net deferred tax asset	10,111	8,280
Other assets	10,518	12,667
Total assets	$2,257,354	$2,214,766
LIABILITIES
Accounts payable and accrued expenses	$58,591	$56,146
Secured financing, net	74,364	145,599
Securitizations, net	1,576,432	1,438,629
Warehouse repurchase facilities, net	297,537	421,548
Total liabilities	2,006,924	2,061,922
Commitments and contingencies
STOCKHOLDERS' / MEMBERS' EQUITY
Preferred stock ($0.01 par value, 25,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 20,087,494 shares issued at March 31, 2020, none issued and outstanding at December 31, 2019)	201	—
Additional paid-in capital	247,746	—
Retained earnings	2,483	—
Members’ equity (at December 31, 2019)	—	152,844
Total stockholders' / members’ equity	250,430	152,844
Total liabilities and stockholders' / members’ equity	$2,257,354	$2,214,766

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Interest income	$44,637	$36,143
Interest expense — portfolio related	22,848	19,062
Net interest income — portfolio related	21,789	17,081
Interest expense — corporate debt	6,342	3,353
Net interest income	15,447	13,728
Provision for loan losses	1,290	348
Net interest income after provision for loan losses	14,157	13,380
Other operating income
Gain on disposition of loans	2,618	1,995
Unrealized gain (loss) on fair value loans	45	(8)
Other income (expense)	(1,043)	(266)
Total other operating income	1,620	1,721
Operating expenses
Compensation and employee benefits	5,041	4,006
Rent and occupancy	456	338
Loan servicing	2,238	1,863
Professional fees	1,184	656
Real estate owned, net	1,134	301
Other operating expenses	1,997	1,336
Total operating expenses	12,050	8,500
Income before income taxes	3,727	6,601
Income tax expense	1,148	1,906
Net income	$2,579	$4,695
Earnings per share
Basic	$0.13	NA
Diluted	$0.13	NA

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS' EQUITY

($ in thousands)

(Unaudited)

		Common Stock
	Members’ Equity	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance – December 31, 2018	$136,800	—	$—	$—	$—	$—
Liquidation preference return, Class C	(463)	—	—	—	—	—
Net income	4,695	—	—	—	—	—
Balance – March 31, 2019	$141,032	—	$—	$—	$—	$—

Balance – December 31, 2019	$152,844	—	$—	$—	$—	$152,844
Cumulative effect of change in accounting principle(1)	—	—	—	—	(96)	(96)
Class A equity units conversion	(92,650)	—	—	—	—	(92,650)
Class D equity units conversion	(60,194)	—	—	—	—	(60,194)
Issuance of common stock	—	20,087,494	201	247,539	—	247,740
Stock-based compensation	—	—	—	207	—	207
Net income	—	—	—	—	2,579	2,579
Balance – March 31, 2020	$—	20,087,494	$201	$247,746	$2,483	$250,430

(1)	Impact due to adoption of ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", and related amendments on January 1, 2020.

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except par value amounts)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net income	$2,579	$4,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303	338
Amortization of right-of-use assets	299	282
Provision for loan losses	1,290	348
Origination of loans held for sale	(96,067)	(53,552)
Proceeds from sales of loans held for sale	80,858	76,210
Purchase of held for sale loans	(203)	(1,721)
Repayments on loans held for sale	8,987	1,397
Net accretion of discount on purchased loans and deferred loan origination costs	1,324	1,156
Provision for uncollectible borrower advances	99	100
Gain on sale of loans	(2,271)	(1,924)
Real estate acquired through foreclosure in excess of recorded investment	(346)	(71)
Amortization of debt issuance discount and costs	6,175	1,915
Loss on disposal of property and equipment	38	—
Change in valuation of real estate owned	568	14
Change in valuation of fair value loans	(45)	8
Change in valuation of held for sale loans	40	(88)
Gain on sale of real estate owned	(49)	(35)
Stock-based compensation	207	—
Net deferred tax benefit	(1,790)	(1,261)
(Increase) decrease in operating assets and liabilities:
Accrued interest and other receivables	1,088	4,332
Other assets	(2,151)	(3,167)
Accounts payable and accrued expenses	433	10,638
Net cash provided by operating activities	1,366	39,614
Cash flows from investing activities:
Purchase of loans held for investment	(3,571)	(3,689)
Origination of loans held for investment	(153,600)	(147,679)
Payoffs of loans held for investment and loans at fair value	103,384	96,213
Proceeds from sale of real estate owned	1,202	1,511
Capitalized real estate owned improvements	(119)	(285)
Change in advances	(746)	(263)
Change in impounds and deposits	2,011	2,296
Purchase of property and equipment	(625)	(56)
Net cash used in investing activities	(52,064)	(51,952)
Cash flows from financing activities:
Warehouse repurchase facilities advances	250,416	155,479
Warehouse repurchase facilities repayments	(374,732)	(275,145)
Repayment of secured financing	(75,000)	—
Proceeds of securitizations, net	248,691	235,535
Repayment of securitizations	(109,566)	(98,039)
Debt issuance cost	(3,428)	(3,235)
Issuance of common stock	100,800	—
IPO deal costs	(1,903)	—
Net cash provided by financing activities	35,278	14,595
Net increase (decrease) in cash, cash equivalents, and restricted cash	(15,420)	2,257
Cash, cash equivalents, and restricted cash at beginning of period	27,552	16,677
Cash, cash equivalents, and restricted cash at end of period	$12,132	$18,934
Supplemental cash flow information:
Cash paid during the period for interest	$22,033	$16,846
Cash paid during the period for income taxes	—	323
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to real estate owned	4,352	6,962
Return paid-in-kind on Class C preferred units	—	463
Return paid-in-kind on Class D preferred units	—	3,312
Deferred IPO costs charged against additional paid-in capital	(4,000)	—
Discount (premium) on issuance of securitizations	—	45

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

Notes to Consolidated Financial Statements (Unaudited)

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2014-1 Trust through and including the 2020-1 Trust, all of which are New York common law trusts. The Trusts are bankruptcy remote, variable interest entities (VIE) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP).

(a)	Partnership to Corporation Conversion

On January 16, 2020, Velocity Financial, LLC converted from a limited liability company to a corporation and changed its name to Velocity Financial, Inc. The Conversion was accounted for in accordance with ASC 805-50 –Business Combinations, as a transaction between entities under common control. All assets and liabilities of Velocity Financial, LLC were contributed to Velocity Financial, Inc. at their carrying value, and the results of operations are being presented as if the Conversion had occurred on January 1, 2020. Additionally, Class A’s and Class D’s partnership equity at December 31, 2019 were converted to stockholders’ equity and presented as such on the Consolidated Balance Sheets and the Consolidated Statement of Changes in Stockholders’ Equity effective January 1, 2020.

(b)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of consolidated income and expenses during the reporting period.

(c)	Significant Accounting Policies

The Company’s accounting policies are described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies, of its audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission ("Form 10-K").

There have been no significant changes to the Company’s Significant Accounting Policies as described in its 2019 Annual Report other than the adoption of ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments as described in Note 3 — Current Accounting Developments.

(d)	Principles of Consolidation

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

The following table presents a summary of the assets and liabilities of the Trusts as of March 31, 2020 and December 31, 2019.  Intercompany balances have been eliminated for purposes of this presentation (in thousands):

	March 31,	December 31,
	2020	2019
Restricted cash	$—	$—
Loans held for investment, net	1,740,902	1,571,100
Accrued interest and other receivables	46,893	56,675
Real estate owned, net	8,993	6,091
Other assets	9	11
Total assets	$1,796,797	$1,633,877
Accounts payable and accrued expenses	$24,561	$21,265
Securities issued	1,576,431	1,438,630
Total liabilities	$1,600,992	$1,459,895

The consolidated financial statements as of March 31, 2020 and December 31, 2019 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs, and do not include any assets, liabilities, revenues, and expenses attributable to limited liability members’ individual activities. The liability of each member in an LLC was limited to the amounts reflected in their respective member accounts.

Note 3 — Current Accounting Developments

Accounting Standards Adopted in 2019

Effective January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using the open pool methodology for all financial assets measured at amortized cost, which as of the adoption date consisted of the Company’s held for investment loan portfolio, excluding loans held for investment measured at fair value.

ASU 2016-13 replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables held for investment. Under the CECL methodology, the allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments based on risk characteristics of the loans in its loan portfolio (pool):

•	Residential 1– 4 Unit – Purchase (loans to purchase 1– 4 unit residential rental properties);
•	Residential 1– 4 Unit – Refinance (refinance loans on 1– 4 unit residential rental properties);
•	Commercial – Purchase (loans to purchase traditional commercial properties) and
•	Commercial – Refinance (refinance loans on traditional commercial properties).

The Company determines the collectability of its loans by evaluating certain risk characteristics. The segmentation of its loan portfolio was determined based on analyses of the Company’s loan portfolio performance over the past seven years. Based on analyses of the loan portfolio’s historical performance, the Company concluded that loan purpose and product types are the most significant risk factors in determining its expectation of future loan losses. Loan purpose considers whether a borrower is acquiring the property or refinancing an existing property. The Company’s historical experience shows that refinance loans have higher loss rates than acquisitions. Product type includes residential 1-4 unit property and traditional commercial property. The Company’s historical experience shows that traditional commercial property loans have higher loss rates than residential 1-4 unit property.

To determine the loss rates used for the open pool methodology, the Company starts with its historical database of losses, segments the loans by loan purpose and product type, and then adjusts the loss rates based upon macroeconomic forecasts over a reasonable and supportable period. The reasonable and supportable period is meant to represent the period in which the Company believes the forecasted macroeconomic variables can be reasonably estimated.

In determining the January 1, 2020 CECL transition impact, the Company used a third-party model with a four-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period.  Management determined that a four-quarter forecast period and four-quarter straight-line reversion period were appropriate for the January 1, 2020 initial CECL estimate because, as of the beginning of the year, the economy was strong, unemployment and interest rates were low, and GDP was expected to have a modest increase during 2020.  Management concluded that using a 1-year forecast trending steadily back to the Company’s historical loss levels best fit the strong, stable economy at that time.

For the March 31, 2020 CECL estimate, the Company used a COVID-19 stress scenario with a six-quarter reasonable and supportable forecast period followed by a three-quarter straight-line reversion period. Management concluded that using a six-quarter forecast and a three-quarter straight-line reversion best coincided with management’s and analysts’ sentiments that the impact of the COVID crisis would linger into 2021, with expectation of a quick recovery. This forecast period and reversion to historical loss is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

Loans 90 days or more delinquent, in bankruptcy, or in foreclosure, are evaluated individually for determination of allowance for credit losses. Loans individually evaluated are excluded from loans evaluated collectively by segment. The Company primarily relies on the value of the underlying real estate, coupled with low loan-to-value ratios, to satisfy the loan obligation, either through successful loss mitigation efforts or foreclosure and sale of the underlying real estate. Expected loan losses are based on the fair value of the collateral underlying the loans at the reporting date, adjusted for estimated selling costs as appropriate.

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when the Company believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The Company estimates the allowance using relevant available information, from internal and external sources, relating to historical performance, current conditions, and reasonable and supportable macroeconomic forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses.  Adjustments to historical loss information are considered for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels, or term, as well as for changes in environmental conditions, such as unemployment rates, property values and changes in the competitive or regulatory environment.

The allowance for credit losses is maintained at a level deemed adequate by management to provide for expected losses in the portfolio at the balance sheet date. While management uses available information to estimate its required allowance for credit losses, future additions to the allowance for credit losses may be necessary based on changes in estimates resulting from economic and other conditions.

Interest income on loans held for investment is accrued on the unpaid principal balance (UPB) at their respective stated interest rates. Generally, loans are placed on nonaccrual status when they become 90 days past due. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. The Company has made the accounting policy election not to measure an allowance for credit losses for accrued interest receivables. When a loan is placed on nonaccrual status, the accrued and unpaid interest is reversed as a reduction of interest income and accrued interest receivable. Accrued interest receivable is excluded from the amortized cost of loans and it is presented as accrued interest receivable in the Consolidated Balance Sheets.

The Company adopted ASU 2016-13, or ASU 326 using the modified-retrospective transition approach. Upon adoption, the Company recognized a cumulative effect adjustment to decrease retained earnings by $96,000, net of taxes. Results for reporting periods after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

The following table illustrates the impact of ASC 326 on the Company’s allowance for credit losses (in thousands):

	January 1, 2020
	As Reported		Impact of
	Under	Pre-ASC 326	ASC 326
Allowance for credit losses	ASC 326	Adoption	Adoption
Commercial - Purchase	$323	$304	$19
Commercial - Refinance	1,078	1,016	62
Residential 1-4 Unit - Purchase	157	148	9
Residential 1-4 Unit - Refinance	819	772	47
Total	$2,377	$2,240	$137

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated statement of financial condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents	$7,649	$16,948
Restricted cash	4,483	1,986
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$12,132	$18,934

Note 5 — Loans Held for Sale, Net

The following table summarizes loans held for sale for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Unpaid principal balance	$224,334	$58,551
Valuation adjustments	(436)	(83)
Deferred loan origination costs	(775)	(345)
Ending balance	$223,123	$58,123

Note 6 — Loans Held for Investment and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Unpaid principal balance	$1,902,566	$1,843,290
Valuation adjustments on FVO loans	(399)	(444)
Deferred loan origination costs	26,801	25,714
	1,928,968	1,868,560
Allowance for loan losses	(3,496)	(2,240)
Total loans held for investment and loans held for investment at fair value, net	$1,925,472	$1,866,320

As of March 31, 2020 and December 31, 2019, the gross unpaid principal balance of loans held for investment pledged as collateral for the Company’s warehouse facility agreements, and securitizations issued were as follows (in thousands):

	March 31,	December 31,
	2020	2019
Citibank warehouse repurchase agreement	$197,767	$108,504
Barclays warehouse repurchase agreement	167,128	175,689
Pacific Western Bank agreement	3,022	3,331
Total pledged loans	$367,917	$287,524

2014-1 Trust	27,313	29,559
2015-1 Trust	61,637	64,876
2016-1 Trust	90,597	97,727
2016-2 Trust	63,385	68,961
2017-1 Trust	104,727	116,670
2017-2 Trust	165,513	173,390
2018-1 Trust	133,729	141,567
2018-2 Trust	244,989	260,278
2019-1 Trust	223,495	229,151
2019-2 Trust	201,060	210,312
2019-3 Trust	150,453	157,119
2020-1 Trust	260,223	—
Total	$1,727,121	$1,549,610

(a)	Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment that were nonperforming and on nonaccrual status as of March 31, 2020 and December 31, 2019. There were no loans accruing interest that were greater than 90 days past due as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	Nonaccrual With
	No Allowance	Total
	for Loan Loss	Nonaccrual
	(In thousands)
Commercial - Purchase	$10,380	$11,436
Commercial - Refinance	58,404	60,205
Residential 1-4 Unit - Purchase	12,815	13,266
Residential 1-4 Unit - Refinance	61,115	66,737
Total	$142,714	$151,644

Troubled Debt Restructuring included in nonaccrual loans:	$—	$178

December 31,
2019
($ in thousands)
Nonaccrual loans:
Recorded investment	$125,819
Percentage of the originated loans held for investment	6.7%
Impaired loans:
Unpaid principal balance	$124,050
Recorded investment	125,998
Recorded investment of impaired loans requiring a specific allowance	12,286
Specific allowance	913
Specific allowance as a percentage of recorded investment of impaired loans requiring a specific allowance	7.4%
Recorded investment of impaired loans not requiring a specific allowance	$113,712
Percentage of recorded investment of impaired loans not requiring a specific allowance	90.2%
TDRs included in impaired loans:
Recorded investment of TDRs	$179
Recorded investment of TDRs with a specific allowance	179
Specific allowance	25
Recorded investment of TDRs without a specific allowance	—

The Company has made the accounting policy election not to measure an allowance for credit losses for accrued interest receivables. The Company has also made the accounting policy election to write off accrued interest receivables by reversing interest income when loans are placed on nonaccrual status, or 90 days or more past due. The following table presents the amount of accrued interest receivables written off by reversing interest income by portfolio segment for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Commercial - Purchase	$122	$38
Commercial - Refinance	672	176
Residential 1-4 Unit - Purchase	83	79
Residential 1-4 Unit - Refinance	612	189
Total	$1,489	$482

For the three months ended March 31, 2020 and 2019, there was no accrued interest income recognized on nonaccrual loans, cash basis interest income recognized on nonaccrual loans was $3.3 million and $3.1 million, respectively, and the average recorded investment of individually evaluated loans, computed using month-end balances, was $142.7 million and $108.2 million, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified as of March 31, 2020 and December 31, 2019.

(b)	Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2020 (in thousands):

	Three Months Ended March 31, 2020
			Residential	Residential
	Commercial	Commercial	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$304	$1,016	$148	$772	$2,240
Impact of adopting ASC 326	47	62	9	19	137
Provision for loan losses	108	516	173	493	1,290
Charge-offs	(79)	—	(80)	(12)	(171)
Ending balance	$380	$1,594	$250	$1,272	$3,496

Allowance related to:
Loans individually evaluated	137	130	96	$479	$842
Loans collectively evaluated	215	1,463	154	822	2,654
Amortized cost related to:
Loans individually evaluated	11,436	60,205	13,266	$66,737	$151,644
Loans collectively evaluated	302,419	668,712	242,577	560,367	1,774,075

Activity in the allowance for credit losses for the three months ended March 31, 2019 was as follows (in thousands):

Three Months Ended
March 31, 2019
Beginning balance	$1,680
Provision for loan losses	348
Charge-offs	(112)
Ending balance	$1,916
Allowance related to:
Loans individually evaluated for impairment	$737
Loans collectively evaluated for impairment	1,179
Recorded investment related to:
Loans individually evaluated for impairment	$87,914
Loans collectively evaluated for impairment	1,517,511

(c)	Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors delinquencies, bankruptcies, and foreclosures as its primary credit quality indicator, and the following table presents the aging status of the amortized cost basis in the loans held for investment portfolio as of March 31, 2020 and December 31, 2019 (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
March 31, 2020:	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$133	$2,320	$8,984	$11,437	$—	$11,437
Commercial - Refinance	2,161	4,009	53,857	60,027	178	60,205
Residential 1-4 Unit - Purchase	—	803	12,462	13,265	—	13,265
Residential 1-4 Unit - Refinance	1,695	654	64,388	66,737	—	66,737
Total loans individually evaluated	$3,989	$7,786	$139,691	$151,466	$178	$151,644
Loans collectively evaluated
Commercial - Purchase	$9,466	$3,375	$—	$12,841	$289,578	$302,419
Commercial - Refinance	60,791	20,479	—	81,270	587,442	668,712
Residential 1-4 Unit - Purchase	12,806	3,931	—	16,737	225,840	242,577
Residential 1-4 Unit - Refinance	45,810	25,734	—	71,544	488,823	560,367
Total loans collectively evaluated	$128,873	$53,519	$—	$182,392	$1,591,683	$1,774,075
Ending balance	$132,862	$61,305	$139,691	$333,858	$1,591,861	$1,925,719

December 31, 2019:
Impaired loans	$6,195	$7,696	$111,928	$125,819	$179	$125,998
Nonimpaired loans	119,465	41,138	—	160,603	1,578,984	1,739,587
Ending balance	$125,660	$48,834	$111,928	$286,422	$1,579,163	$1,865,585

(1)	Includes loans in bankruptcy and foreclosure less than 90 days past due.

In addition to the aging status, the Company also evaluates credit quality by payment activity. The following table presents the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on payment activity and by loan origination year.

	Term Loans Amortized Cost Basis by Origination Year
March 31, 2020:	2020	2019	2018	2017	2016	Pre-2016	Total
Commercial - Purchase
Payment performance
Performing	$35,949	$114,031	$74,937	$48,076	$12,847	$16,580	$302,420
Nonperforming	—	1,423	4,061	3,145	1,377	1,430	11,436
Total Commercial - Purchase	$35,949	$115,454	$78,998	$51,221	$14,224	$18,010	$313,856

Commercial - Refinance
Payment performance
Performing	$51,515	$207,418	$182,984	$111,805	$46,515	$68,475	$668,712
Nonperforming	—	11,607	18,963	16,914	6,222	6,498	60,204
Total Commercial - Refinance	$51,515	$219,025	$201,947	$128,719	$52,737	$74,973	$728,916

Residential 1-4 Unit - Purchase
Payment performance
Performing	$17,234	$86,715	$57,181	$37,571	$9,770	$34,105	$242,576
Nonperforming	—	1,002	4,932	3,921	1,348	2,063	13,266
Total Residential 1-4 Unit - Purchase	$17,234	$87,717	$62,113	$41,492	$11,118	$36,168	$255,842

Residential 1-4 Unit - Refinance
Payment performance
Performing	$48,788	$219,876	$123,727	$85,249	$30,791	$51,937	$560,368
Nonperforming	—	13,961	23,124	10,264	8,387	11,001	66,737
Total Residential 1-4 Unit - Purchase	$48,788	$233,837	$146,851	$95,513	$39,178	$62,938	$627,105

Total Portfolio	$153,486	$656,033	$489,909	$316,945	$117,257	$192,089	$1,925,719

Note 7 — Securitizations, Net

From May 2011 through February 2020, the Company completed thirteen securitizations of $3.0 billion of loans, issuing $2.8 billion of securities to third parties through thirteen respective Trusts. The Company is the sole beneficial interest holder of the Trusts, which are variable interest entities included in the consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 5%–30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from September 2044 through February 2050.

The following table summarizes the outstanding balance, net of discounts and deals costs, of the securities and the effective interest rate for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Securitizations:
Securitizations, net	$1,576,432	$1,438,629
Interest expense	18,547	15,920
Average outstanding balance	1,542,318	1,228,446
Effective interest rate (1)	4.81%	5.18%

(1)

Represents annualized interest expense divided by average gross outstanding balance and includes average rate (4.26%) and debt issue cost amortization (0.55%) and average rate (4.67%) and debt issue cost amortization (0.51%) as of March 31, 2020 and 2019, respectively.

Note 8 — Other Debt

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

On August 29, 2019, the Company entered into a five-year $153.0 million corporate debt agreement with Owl Rock Capital Corporation, the “2019 Term Loan”. The 2019 Term Loan under this agreement bears interest at a rate equal to one-month LIBOR (with a LIBOR floor that is generally 1.0%) plus 7.50% and mature in August 2024.

As of March 31, 2020 and December 31, 2019, the balance of the 2019 Term Loan was $78.0 million and $153.0 million, respectively. In January 2020, the Company used a portion of its IPO proceeds to pay down $75.0 million in principal amount of the 2019 Term Loan.  The balance in the consolidated Statements of Financial Condition is net of debt issuance costs of $3.6 million and $7.4 million, respectively. The 2019 Term Loan is secured by substantially all assets of the Company not otherwise pledged under a securitization or warehouse facility and contain certain reporting and financial covenants effective December 31, 2019. Should the Company fail to adhere to those covenants or otherwise default under the notes, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of March 31, 2020 and December 31, 2019, the Company was in compliance with these covenants.

(b)	Warehouse Repurchase and Revolving Loan Facilities, Net

The Barclays Repurchase Agreement was originally entered into on May 29, 2015 by and between VCC and Barclays Bank PLC and currently has a maturity date of August 3, 2020. The agreement is a short-term borrowing facility, collateralized by a pool of loans, with an initial maximum capacity of $300.0 million, and bears interest at one-month LIBOR plus a margin that ranges from 3.000% to 3.125%. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. For the three months ended March 31, 2020 and 2019, the effective interest rates were 4.98% and 5.82%, respectively.

The Citibank Repurchase Agreement was originally entered into on May 17, 2013 by and between VCC and Citibank, N.A. and has a current maturity date of August 3, 2020. The Agreement is a short-term borrowing facility, collateralized by a pool of performing loans, with a maximum capacity of $200.0 million, and bears interest at one-month LIBOR plus 3.25%. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. For the three months ended March 31, 2020 and 2019, the effective interest rates were 4.65% and 5.73%, respectively.

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

On December 26, 2019, the Company entered into a $3.0 million loan agreement with Hershiser Capital Finance, the “HCF loan”. The HCF loan is secured by five real properties acquired by the Company through foreclosure or by deed-in lieu of foreclosure.  The HCF loan bears a fixed interest rate of 9.5%, and matures the earlier of (i) January 1, 2021, and (ii) the date on which the unpaid principal balance of this loan becomes due and payable by acceleration or otherwise pursuant to the Loan Documents or the exercise by Lender of any right or remedy under any Loan Document. The maturity date of the HCF loan is subject to extension up to July 1, 2021.

Certain of the Company’s loans are pledged as security under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of March 31, 2020 and December 31, 2019, the Company was in compliance with these covenants.

The following table summarizes the maximum borrowing capacity and current gross balances outstanding for the Company’s warehouse facilities and loan agreements as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Period end balance (1)	Maximum borrowing capacity	Period end balance (1)	Maximum borrowing capacity
Barclays repurchase agreement	$135,703	$300,000	$226,212	$250,000
Citibank repurchase agreement	157,582	200,000	190,977	200,000
Pacific Western credit agreement	2,267	50,000	2,499	50,000
Hershiser Capital Finance loan agreement	2,820	3,000	3,000	3,000

(1)

Warehouse repurchase facilities amounts in the consolidated balance sheets are net of debt issuance costs amounting to $0.8 million and $1.1 million as of March 31, 2020 and December 31, 2019, respectively.

The following table provides an overview of the activity and effective interest rate for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Warehouse repurchase facilities:
Average outstanding balance	$347,350	$216,250
Highest outstanding balance at any month-end	439,547	276,210
Effective interest rate (1)	4.95%	5.81%

(1)

Represents annualized interest expense divided by average gross outstanding balance and includes average rate (4.62%) and debt issue cost amortization (.33%) and average rate (5.42%) and debt issue cost amortization (0.39%) for the three months ended March 31, 2020 and 2019, respectively.

The following table provides a summary of interest expense that includes debt issuance cost amortization, interest, amortization of discount, and deal cost amortization for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020		2019
Warehouse repurchase facilities	$4,301		$3,142
Securitizations	18,547		15,920
Interest expense — portfolio related	22,848		19,062
Interest expense — corporate debt	6,342	(1)	3,353
Total interest expense	$29,190		$22,415

(1)

Included in the $6.3 million of interest expense – corporate debt for the three months ended March 31, 2020 was the one-time debt issuance costs write-off of $3.5 million and prepayment penalties of $0.3 million associated with the repayment of $75.0 million in outstanding principal amount in January 2020.

Note 9 — Commitments and Contingencies

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

The Company records a repurchase liability relating to representations and warranties and early payment defaults. The method used to estimate the liability for repurchase is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults. The Company establishes a liability at the time loans are sold and continually updates the estimated repurchase liability. The level of the repurchase liability for representations and warranties and early payment default requires considerable management judgment. As of March 31, 2020 and December 31, 2019, the balance of repurchase liability was $76 thousand, and it is included in accounts payable and accrued expenses in the consolidated balance sheets.

(b)	Legal Proceedings

The Company is a party to various legal proceedings in the normal course of business. The Company, after consultation with legal counsel, believes the disposition of all pending litigation will not have a material effect on the Company’s consolidated financial condition or results of operations.

Note 10 — Members’ Equity

Prior to the conversion of Velocity Financial, LLC into a corporation, the Company had the authority to issue four types of membership units, Class A, Class B, Class C, and Class D units. The Class A units represented ownership interests in VF. Class B units were profit interest units, which represented a right to share, with the Class A units, in the distribution of profits earned by the Company. The Class C and Class D units were preferred units, which had the right to convert to Class A units.

The Company repurchased all outstanding Class C preferred units for an aggregate purchase price equal to the Class C liquidation preference of approximately $27.7 million on August 29, 2019. All Class A and Class D units were converted to common stock upon the conversion of the Company into a corporation on January 16, 2020. All Class B units were converted at zero value upon the conversion of the Company into a corporation on January 16, 2020. Prior to the Company’s IPO, the outstanding Class A, Class B and Class D units and equity balance were as follows as of December 31, 2019 (in thousands):

December 31,
2019
(In thousands)
Class A units issued and outstanding	97,514
Class A equity balance	$92,650
Class B units issued and outstanding	16,072
Class B equity balance	$—
Class D units issued and outstanding	60,194
Class D equity balance	$60,194

Note 11 — Stock-Based Compensation

The Company’s 2020 Omnibus Incentive Plan, or the 2020 Plan, authorized grants of stock‑based compensation instruments to purchase or issue up to 1,520,000 shares of Company common stock. In connection with its IPO in January 2020, the Company granted stock options to non-employee directors and certain employees, including named executive officers to purchase approximately 782,500 shares of common stock upon future exercise of stock options with an exercise price equal to the initial public offering price of $13.00.

Stock options vest ratably over a service period of three years from the date of the grant. Compensation expense related to stock options is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. For the three months ended March 31, 2020, 10,000 shares of stock options were forfeited, and the Company recognized $0.2 million compensation expense related to the outstanding stock options granted to employees. Such amount is included in “Compensation and employee benefits” on the Consolidated Statement of Income. The amount of unrecognized compensation expense related to unvested stock options totaled $2.8 million as of March 31, 2020. As of March 31, 2020, unvested stock options outstanding were 782,500 shares at an exercise price per share of $13.00.

Note 12 — Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock that shared in earnings. None of the outstanding stock options were vested at March 31, 2020 and they were not included in the computation of diluted earnings per share due to their anti-dilutive effect. The following table presents the earnings per common share calculations for the three months ended March 31, 2020:

	Three Months Ended March 31,
	2020	2019 (1)
	(In thousands, except share and per share data)
Net income	$2,579	$4,695
Weighted-average shares:
Basic weighted-average number of common shares outstanding	20,087,494	NA
Dilutive weighted-average number of common shares outstanding	20,087,494	NA

Earnings per common share:
Basic	0.13	NA
Diluted	0.13	NA

(1)	Earnings per common share is not applicable to periods prior to the Company's IPO on January 17, 2020.

Note 13 — Fair Value Measurements

(a)	Fair Value Determination

ASC Topic 820, “Fair Value Measurement,” defines fair value, establishes a framework for measuring fair value including a three-level valuation hierarchy, and requires disclosures about fair value measurements. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. The hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

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

Loans held for investment are recorded at their outstanding principal balance, net of purchase discounts, deferred loan origination fees/costs, and allowance for credit losses.

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

(d)	Collateral Dependent or Loans Individually Evaluated

Nonaccrual loans held for investment are evaluated individually and are recorded at fair value on a nonrecurring basis. To the extent a loan is collateral dependent, the Company determines the allowance for credit losses based on the estimated fair value of the underlying collateral. The fair value of each loan’s collateral is generally based on appraisals or broker price opinions obtained, less estimated costs to sell, a Level 3 measurement.

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

The following tables present information on assets measured and recorded at fair value as of March 31, 2020 and December 31, 2019, by level, in the fair value hierarchy (in thousands):

	Fair value measurements using			Total at
March 31, 2020	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$2,987	$2,987
Interest-only strips	—	—	1,534	1,534
Total recurring fair value measurements	—	—	4,521	4,521
Nonrecurring fair value measurements:
Loans held for sale, net	—	—	223,123	223,123
Real estate owned, net	—	—	16,164	16,164
Individually evaluated loans requiring specific allowance, net	—	—	8,088	8,088
Total nonrecurring fair value measurements	—	—	247,375	247,375
Total assets	$—	$—	$251,896	$251,896

	Fair value measurements using			Total at
December 31, 2019	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$2,960	$2,960
Interest-only strips	—	—	894	894
Total recurring fair value measurements	—	—	3,854	3,854
Nonrecurring fair value measurements:
Loans held for sale, net	—	—	214,467	214,467
Real estate owned, net	—	—	13,068	13,068
Impaired loans requiring specific allowance, net	—	—	11,373	11,373
Total nonrecurring fair value measurements	—	—	238,908	238,908
Total assets	$—	$—	$242,762	$242,762

The following table presents losses recognized on assets measured on a nonrecurring basis for the periods indicated (in thousands):

	Three Months Ended March 31,
Gain (loss) on assets measured on a nonrecurring basis	2020	2019
Loans held for sale, net	$(40)	$89
Real estate held for sale, net	(568)	(14)
Individually evaluated loans requiring specific allowance, net	71	(101)
Total net loss	$(537)	$(26)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring allowance, net	$8,088	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	16,164	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	2,987	Discounted cash flow	Discount rate	10.5%	10.5%
			Collateral value (% of UPB)	16.0% to 96.0%	88.0%
			Timing of resolution/payoff (months)	4 to 125	62.0
			Prepayment rate	15.0%	15.0%
			Default rate	1.0%	1.0%
			Loss severity rate	10.0%	10.0%
Loans held for sale	223,123	Discounted cash flow	Discount rate	12.0% to 15.0%	14.6%
			Timing of resolution/payoff (months)	0 to 14	9.3

Interest-only strips	1,534	Discounted cash flow	Discount rate	15.0%	15.0%
			Timing of resolution/payoff (months)	0 to 13.0	4.1

	December 31, 2019
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Collateral dependent impaired loans requiring specific allowance, net	$11,373	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	13,068	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	2,960	Discounted cash flow	Discount rate	10.5%	10.5%
			Collateral value (% of UPB)	18.0% to 94.0%	87.0%
			Timing of resolution/payoff (months)	5 to 218	65.0
			Prepayment rate	15.0%	15.0%
			Default rate	1.0%	1.0%
			Loss severity rate	10.0%	10.0%
Loans held for sale	214,467	Discounted cash flow	Discount rate	12.0% to 15.0%	14.7%
			Timing of resolution/payoff (months)	0 to 12	7.0

Interest-only strips	894	Discounted cash flow	Discount rate	15.0%	15.0%
			Timing of resolution/payoff (months)	0 to 7.0	2.1

The following is a rollforward of loans that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended	Year Ended
	March 31, 2020	December 31, 2019
Beginning balance	$2,960	$3,463
Loans liquidated	—	(421)
Principal paydowns	(18)	(73)
Total unrealized gain (loss) included in net income	45	(9)
Ending balance	$2,987	$2,960

The following is a rollforward of interest-only strips that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended	Year Ended
	March 31, 2020	December 31, 2019
Beginning balance	$894	$812
Interest-only strip additions	1,820	2,495
Interest-only strip write-offs	(1,180)	(2,202)
Total unrealized loss included in net income	—	(211)
Ending balance	$1,534	$894

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value through the use of a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of March 31, 2020 and December 31, 2019, the only financial assets measured at fair value were certain individually evaluated loans held for investment, loans held for sale, interest-only strips, REO and FVO loans, which were measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans were carried at approximately $8.1 million and $11.4 million as of March 31, 2020 and December 31, 2019, net of specific allowance for credit losses of approximately $0.8 million and $0.9 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated (in thousands):

	March 31, 2020
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$7,649	$7,649	$—	$—	$7,649
Restricted cash	4,483	4,483	—	—	4,483
Loans held for sale, net	223,123	—	—	223,123	223,123
Loans held for investment, net	1,922,485	—	—	1,975,146	1,975,146
Loans held for investment, at fair value	2,987	—	—	2,987	2,987
Accrued interest receivable	14,470	14,470	—	—	14,470
Real estate owned, net	16,164	—	—	16,164	16,164
Interest-only strips	1,534	—	—	1,534	1,534

Liabilities:
Secured financing, net	$74,364	$—	$—	$78,000	$78,000
Warehouse repurchase facilities, net	297,537	—	297,537	—	297,537
Securitizations, net	1,576,432	—	—	1,635,641	1,635,641
Accrued interest payable	8,172	8,172	—	—	8,172

	December 31, 2019
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$21,465	$21,465	$—	$—	$21,465
Restricted cash	6,087	6,087	—	—	6,087
Loans held for sale, net	214,467	—	—	222,260	222,260
Loans held for investment, net	1,863,360	—	—	1,913,481	1,913,481
Loans held for investment, at fair value	2,960	—	—	2,960	2,960
Accrued interest receivable	13,295	13,295	—	—	13,295
Real estate owned, net	13,068	—	—	13,068	13,068
Interest-only strips	894	—	—	894	894

Liabilities:
Secured financing, net	$145,599	$—	$—	$153,000	$153,000
Warehouse repurchase facilities, net	421,548	—	421,548	—	421,548
Securitizations, net	1,438,629	—	—	1,486,990	1,486,990
Accrued interest payable	7,190	7,190	—	—	7,190

Note 14 — Subsequent Events

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

April 2020 Preferred Stock and Warrants

On April 7, 2020, the Company issued and sold in a private placement 45,000 newly issued shares of Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred”), at a price per share of $1,000, plus warrants (the “Warrants”) to purchase an aggregate of 3,013,125 shares of the Company’s common stock to funds affiliated with Snow Phipps and a fund affiliated with Pacific Investment Management Company LLC (TOBI). This offering resulted in gross proceeds to the Company of $45.0 million, before expenses payable by the Company of approximately $1.0 million. The Company intends to use the net proceeds from this private placement to pay down its existing warehouse repurchase facilities and for general corporate purposes. In connection with these transactions, the Company entered into a securities purchase agreement with Snow Phipps and TOBI granting TOBI the right to nominate an additional director to the Company’s board of directors for so long as TOBI and its permitted transferees meet certain ownership thresholds.

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

Amendments to Warehouse Repurchase Facilities

On April 6, 2020, VCC entered into amendments to the Barclays Repurchase Agreement and the Citibank Repurchase Agreement with the lenders under such agreements. Pursuant to the terms of the amendments, (i) the Company must maintain unrestricted cash and cash equivalents of at least $7.5 million, (ii) VCC must make aggregate payments of $20.0 million to reduce VCC’s obligations under the warehouse repurchase agreements at Closing, and (iii) VCC must ensure that payments of at least $3.0 million per month are made to each lender, from the cash flow of the underlying financed loans and/or corporate cash each month from April 6 through August 3, 2020, in reduction of its obligations thereunder. In addition, the interest rate under each warehouse repurchase facility was increased by 25 basis points. The Company made payments of $20.0 million at closing of the transactions.

The Company has evaluated events that have occurred subsequent to March 31, 2020 through the issuance of the accompanying consolidated financial statements and has concluded there are no other subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2019 as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

In addition, the statements and assumptions in this Quarterly Report that are not statements of historical fact are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, each as amended, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the next quarter and beyond. For important information regarding these forward-looking statements, please see the discussion below under the caption “Cautionary Note on Forward-Looking Statements.”

References to “the Company,” “Velocity,” “we,” “us” and “our” refer to Velocity Financial, Inc. and include all of its consolidated subsidiaries, unless otherwise indicated or the context requires otherwise.

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee and, based on all loans in our portfolio as of March 31, 2020, has an average balance of approximately $327,000. As of March 31, 2020, our loan portfolio, including both loans held for investment and loans held for sale, totaled $2.1 billion of UPB on properties in 45 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 65.9%, and was concentrated in 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, representing 51.5% of the UPB. For the three months ended March 31, 2020, the annualized yield on our total portfolio was 8.57%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse repurchase facilities, securitizations, corporate debt and equity. The securitization market is our primary source of long-term financing. We have successfully executed thirteen securitizations, resulting in a total of over $2.8 billion in gross debt proceeds from May 2011 through March 2020.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on our loan portfolio and interest expense paid on our portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of our warehouse repurchase facilities and securitizations and excludes our corporate debt. For the three months ended March 31, 2020, our annualized portfolio related net interest margin was 4.18%. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for loan losses and operating expenses. For the three months ended March 31, 2020, we generated income before income taxes and net income of $3.7 million and $2.6 million, respectively.

In January 2020, we completed the initial public offering of our common stock, par value $0.01 per share (our “common stock”). We received net proceeds received from the sale of our common stock in the IPO of $100.7 million, a portion of which, we used to repay $75.0 million of principal on our existing corporate debt.

Items Affecting Comparability of Results

Due to a number of factors, our historical financial results may not be comparable, either from period to period, or to our financial results in future periods. We have summarized the key factors affecting the comparability of our financial results below.

In 2014, we entered into a five-year, $100.0 million corporate debt agreement with the owners of our Class C preferred units, pursuant to which we issued at par senior secured notes, the 2014 Senior Secured Notes, that was due on December 16, 2019. The 2014 Senior Secured Notes bore interest, at our election, at either 10% annually paid in cash or 11% annually paid in kind.

In August 2019, we entered into a five-year $153.0 million corporate debt agreement with Owl Rock Capital Corporation (“2019 Term Loan”). The 2019 Term Loan under this agreement bears interest at a rate equal to one-month LIBOR plus 7.50% and mature in August 2024. A portion of the net proceeds from the 2019 Term Loan was used to redeem all of the outstanding 2014 Senior Secured Notes in August 2019. Another portion of the net proceeds from the 2019 Term Loan, together with cash on hand, was used to repurchase our outstanding Class C preferred units.

In January 2020, we used $75.7 million of the net proceeds from our IPO to lower our interest expense through the repayment of $75.0 million outstanding principal amount on the 2019 Term Loan.

Recent Developments

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

We have proactively executed a number of business initiatives to strengthen our liquidity position and re-focus our business strategies in light of the effects of the COVID-19 pandemic, including the following:

•	In late March 2020, we temporarily suspended our loan originations until the financial markets stabilize.
•

On April 7, 2020, we issued and sold 45,000 shares of our newly designated Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), in a private placement to affiliates of Snow Phipps and TOBI (the “Purchasers”), our two largest common stockholders, at a price per share of  Preferred Stock of $1,000. In addition, as part of that private placement, we issued and sold to the Purchasers warrants (the “Warrants”) to purchase an aggregate of 3,013,125 shares of our common stock. This private placement offering resulted in gross proceeds to us of $45.0 million, before expenses payable by us of approximately $1.0 million. We intend to use the net proceeds from this private placement to pay down our existing warehouse repurchase facilities and for general corporate purposes.

•

On April 6, 2020, we entered into amendments to the master repurchase agreements on both of our warehouse repurchase agreements with the lenders under such agreements. We believe that the amended warehouse repurchase agreements provide us with a flexible and more stabilized financing solution that will allow us to better operate our business under the current market conditions.

•

During this economic crisis, we will consider the benefits of originating investor loans along with opportunistically acquiring investor loans that comply with our credit guidelines. If we are able to prudently originate or acquire mortgage loans, they will be added to our held for investment loan portfolio and supplement our current earnings profile generated by our $1.9 billion of portfolio loans, which are primarily fixed rate loans financed with fixed rate securitizations. We will continue to evaluate our business strategy in light of rapidly changing market conditions.

•	We have implemented a forbearance program designed to help small investors retain their properties and minimize our portfolio losses.

•

Effective May 1, 2020, many of our employees, mostly within our loan origination function, have been furloughed in light of the operating environment and uncertainty about the duration and severity of the impacts of the COVID-19 pandemic on our business. We will continue to assess staffing levels and allocations and other operating expenses in light of our business performance and financial condition.

•	We are exploring new financing alternatives, whole loan sales and other sources of capital to diversify our funding sources.

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

Allowance for Credit Losses

Effective January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using the open pool methodology for all financial assets measured at amortized cost, which as of the adoption date consisted entirely of the Company’s held for investment loan portfolio.

ASU 2016-13 replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables held for investment. Under the CECL methodology, the allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments based on risk characteristics of the loans in its loan portfolio (pool):

•	Residential 1– 4 Unit – Purchase (loans to purchase 1– 4 unit residential rental properties);
•	Residential 1– 4 Unit – Refinance (refinance loans on 1– 4 unit residential rental properties);
•	Commercial – Purchase (loans to purchase traditional commercial properties) and
•	Commercial – Refinance (refinance loans on traditional commercial properties).

The Company determines the collectability of its loans by evaluating certain risk characteristics. The segmentation of its loan portfolio was determined based on analyses of the Company’s loan portfolio performance over the past seven years. Based on analyses of the loan portfolio’s historical performance, the Company concluded that loan purpose and product types are the most significant risk factors in determining its expectation of future loan losses. Loan purpose considers whether a borrower is acquiring the property or refinancing an existing property. The Company’s historical experience shows that refinance loans have higher loss rates than acquisitions. Product type includes residential 1-4 unit property and traditional commercial property. The Company’s historical experience shows that traditional commercial property loans have higher loss rates than residential 1-4 unit property.

To determine the loss rates used for the open pool methodology, the Company starts with its historical database of losses, segment the loans by loan purpose and product type, and then adjust the loss rates based upon macroeconomic forecasts over a reasonable and supportable period. The reasonable and supportable period is meant to represent the period in which the Company believes the forecasted macroeconomic variables can be reasonably estimated.

In determining the January 1, 2020 CECL transition impact, the Company used a third-party model with a four-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period.  Management determined that a four-quarter forecast period and four-quarter straight-line reversion period were appropriate for the January 1, 2020 initial CECL estimate because, as of the beginning of the year, the economy was strong, unemployment and interest rates were low, and GDP was expected to have a modest increase during 2020.  Management concluded that using a 1-year forecast trending steadily back to the Company’s historical loss levels best fit the strong, stable economy at that time.

For the March 31, 2020 CECL estimate, the Company used a COVID-19 stress scenario with a six-quarter reasonable and supportable forecast period followed by a three-quarter straight-line reversion period. Management concluded that using a six-quarter forecast and a three-quarter straight-line reversion best coincided with management’s and analysts’ sentiments that the impact of the COVID crisis would linger into 2021, with assumption of a quick recovery. This forecast period and reversion to historical loss is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

Loans 90 days or more delinquent, in bankruptcy, or in foreclosure, are evaluated individually. Loans individually evaluated are excluded from loans evaluated collectively by segment. When loans are individually evaluated, the Company primarily relies on the value of the underlying real estate, coupled with low loan-to-value ratios, to satisfy the loan obligation, either through successful loss mitigation efforts or foreclosure and sale of the underlying real estate. Expected loan losses are based on the fair value of the collateral underlying the loans at the reporting date, adjusted for estimated selling costs as appropriate.

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when the Company believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The Company estimates the allowance using relevant available information, from internal and external sources, relating to historical performance, current conditions, and reasonable and supportable macroeconomic forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses.  Adjustments to historical loss information are considered for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels, or term, as well as for changes in environmental conditions, such as unemployment rates, property values and changes in the competitive or regulatory environment.

The allowance for credit losses is maintained at a level deemed adequate by management to provide for expected losses in the portfolio at the balance sheet date. While management uses available information to estimate its required allowance for credit losses, future additions to the allowance for credit losses may be necessary based on changes in estimates resulting from economic and other conditions.

Interest income on loans held for investment is accrued on the unpaid principal balance (UPB) at their respective stated interest rates. Generally, loans are placed on nonaccrual status when they become 90 days past due. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. The Company has made the accounting policy election not to measure an allowance for credit losses for accrued interest receivables. When a loan is placed on nonaccrual status, the accrued and unpaid interest is reversed as a reduction of interest income and accrued interest receivable. Accrued interest receivable is excluded from the amortized cost of loans and it is presented as accrued interest receivable in the Consolidated Balance Sheets.

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

Factors Affecting Our Results of Operations

We believe there are a number of factors that impact our business, including those discussed below and in this Quarterly Report in the section titled “Item 1A. Risk Factors.”

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

Origination Volume

Portfolio related net interest income is the largest contributor to our net income. We have grown our portfolio related net interest income by $4.8 million or 27.6% from $17.1 million for the quarter ended March 31, 2019 to $21.8 million for the quarter ended March 31, 2020. The growth in net interest income is largely attributable to our growth in loan originations which we have achieved by executing our principal strategies of expanding our broker network and further penetrating our network of existing brokers.

Our future performance could be impacted to the extent that our origination volumes decline as we rely on new loans to offset maturities and prepayments in our existing portfolio. To augment our core origination business, we continually assess opportunities to acquire portfolios of loans that meet our investment criteria. In our experience, portfolio acquisition opportunities have generally been more attractive and plentiful during market conditions when origination opportunities are less favorable. Accordingly, we believe our acquisition strategy not only expands our core business, but also provides a counter-cyclical benefit. Due to market dislocations related to the COVID-19 pandemic, we expect a decline in origination volume.

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

We used $75.7 million of the net proceeds from our IPO to lower our interest expense through the repayment of $75.0 million in outstanding principal amount on the 2019 Term Loan.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	March 31,	December 31,	March 31,
	2020	2019	2019
	($ in thousands)
Total loans	$2,126,899	$2,059,344	$1,656,614
Loan count	6,504	6,373	5,251
Average loan balance	$327	$323	$315
Weighted average loan-to-value	65.9%	65.8%	64.7%
Weighted average coupon	8.61%	8.69%	8.59%
Nonperforming loans (UPB)	$186,362	$141,607	$97,833
Nonperforming loans (% of total)	8.76%	6.88%	5.91%

Total Loans.    Total loans reflects the aggregate UPB at the end of the period. It excludes deferred origination costs, acquisition discounts, fair value adjustments and allowance for credit losses.

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

Nonperforming Loans.    Loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. The dollar amount of nonperforming loans presented in the table above reflects the UPB of all loans that meet this definition. In the last 7 years, over 90% of our resolved nonperforming loans have either paid current or fully paid off, resulting in a complete recapture of all contractual principal and interest and, in many cases, additional default interest and prepayment fees.

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

($ in thousands)	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
Three Months Ended March 31, 2020:
Loan originations — held for investment	431	$151,412,383	$351,305	8.28%	67.2%
Loan originations — held for sale	316	96,222,692	304,502	9.75%	68.2%
Total loan originations	747	$247,635,075	$331,506	8.84%	67.6%
Loan acquisitions — held for investment	3	3,467,224	1,155,741	6.50%	73.6%
Total loans originated and acquired	750	$251,102,299	$334,803	8.81%	67.7%
Three Months Ended December 31, 2019:
Loan originations — held for investment	514	$197,915,991	$385,051	8.29%	67.2%
Loan originations — held for sale	387	123,211,639	318,376	9.99%	68.9%
Total loan originations	901	$321,127,630	$356,412	8.94%	67.8%
Loan acquisitions — held for investment	—	$—	$—	(—)%	(—)%
Total loans originated and acquired	901	$321,127,630	$356,412	8.94%	67.8%
Three Months Ended March 31, 2019:
Loan originations — held for investment	427	$145,600,318	$340,984	8.64%	65.2%
Loan originations — held for sale	218	53,870,685	247,113	9.92%	68.2%
Total loan originations	645	$199,471,003	$309,257	8.93%	65.9%
Loan acquisitions — held for investment	6	3,561,493	593,582	7.04%	52.9%
Total loans originated and acquired	651	$203,032,496	$311,878	8.89%	65.6%

During the first quarter of 2020, we originated $247.6 million of loans, which was an increase of $48.2 million, or 24.1%, from $199.5 million during the first quarter of 2019.

Loans Held for Investment

Our total portfolio of loans held for investment consists of both loans held for investment at amortized cost, which are presented in the consolidated financial statements as loans held for investment, net, and loans held for investment at fair value, which are presented in the financial statements as loans held for investment at fair value. The following tables show the various components of loans held for investment as of the dates indicated:

	March 31,	December 31,	March 31,
(in thousands)	2020	2019	2019
Unpaid principal balance	$1,902,566	$1,843,290	$1,598,063
Discount on acquired loans	—	—	(497)
Valuation adjustments on FVO loans	(399)	(444)	(594)
Deferred loan origination costs	26,801	25,714	22,496
Total loans held for investment, gross	1,928,968	1,868,560	1,619,468
Allowance for credit losses	(3,496)	(2,240)	(1,916)
Loans held for investment, net	$1,925,472	$1,866,320	$1,617,552

The following table illustrates the contractual maturities for our loans held for investment in aggregate UPB and as a percentage of our total held for investment loan portfolio as of March 31, 2020:

	31-Mar-20
($ in thousands)	UPB	%
Loans due in less than one year	$2,163	0.1%
Loans due in one to five years	2,921	0.2%
Loans due in more than five years	1,897,482	99.7%
Total loans held for investment	$1,902,566	100.0%

Allowance for Credit Losses

Our allowance for credit losses increased by $1.5 million to $3.5 million as of March 31, 2020, compared to $1.9 million as of March 31, 2019. The adoption of CECL effective January 1, 2020 contributed $137,000 to the increase in allowance for credit losses. $0.9 million of the $1.5 million increase in allowance for credit losses was attributed to the COVID-19 coronavirus outbreak. The remaining increase in allowance for credit losses was attributed to the increase in our loan portfolio from March 31, 2019 to March 31, 2020. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses.

To estimate the allowance for credit losses in our loans held for investment portfolio, we follow a detailed internal process, considering a number of different factors including, but not limited to, our ongoing analyses of loans, historical loss rates, relevant environmental factors, relevant market research, trends in delinquencies, effects and changes in credit concentrations, and ongoing evaluation of fair values.

The following table illustrates the activity in our allowance for credit losses over the periods indicated:

	Three Months Ended March 31,
	2020	2019
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$2,240	$1,680
Impact of adopting ASC 326	137	—
Provision for loan losses	1,290	348
Charge-offs	(171)	(112)
Ending balance	$3,496	$1,916
Total loans held for investment (UPB), excluding FVO (1)	$1,899,179	$1,594,624
% of allowance for credit losses / loans held for investment, excluding FVO	0.18%	0.12%

(1)

Reflects the UPB of loans held for investment excluding loans held for investment at fair value (FVO). Loans held for investment, net on the consolidated balance sheets is net of allowance for credit losses of $3.5 million, and net deferred loan origination fees/costs of $26.8 million for the three months ended March 31, 2020.

Credit Quality – Loans Held for Investment and Loans Held for Investment at Fair Value

The following table provides delinquency information on our loans held for investment and loans held for investment at fair value by UPB as of the dates indicated:

	March 31, 2020		December 31, 2019		March 31, 2019
Current	$1,571,822	82.6%	$1,559,373	84.6%	$1,397,809	87.5%
30-59 days past due	126,740	6.7	123,704	6.7	86,460	5.4
60-89 days past due	52,868	2.8	48,062	2.6	28,558	1.8
Nonperforming/Nonaccrual loans:
<90 days past due	11,600	0.6	—	—	—	—
90+ days past due	42,529	2.2	24,790	1.3	12,114	0.8
Bankruptcy	9,463	0.5	8,695	0.5	5,728	0.4
In foreclosure	87,544	4.6	78,666	4.3	67,394	4.2
Total nonperforming loans	151,136	7.9	112,151	6.1	85,236	5.3
Total loans held for investment	$1,902,566	100.0%	$1,843,290	100.0%	$1,598,063	100.0%

Loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $151.1 million or 7.9% of our held for investment loan portfolio as of March 31, 2020, compared to $112.2 million, or 6.1% as of December 31, 2019, and $85.2 million, or 5.3% of the loan portfolio as of March 31, 2019. We believe the significant equity cushion at origination and the active management of loans will continue to minimize credit losses on the resolution of defaulted loans and disposition of REO properties.

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following table summarizes the resolution activities of loans originated by us that became nonperforming prior to the beginning of the periods indicated. Of the $119.4 million nonperforming loans as of January 1, 2020, we resolved $17.5 million, or 14.6% during the quarter ended March 31, 2020. During the quarter ended March 31, 2019, we resolved $21.6 million, or 22.9% of the $94.6 million nonperforming loans as of January 1, 2019. We realized a net gain of $0.7 million and $0.3 million on these resolutions during the quarter ended March 31, 2020 and 2019, respectively. This is largely the result of collecting default interest and prepayment penalties in excess of the contractual interest due and collected.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
($ in thousands)	UPB (1)	% of Nonperforming UPB	Gain / (Loss)	UPB (1)	% of Nonperforming UPB	Gain / (Loss)
Nonperforming UPB, beginning of period	$119,383			$94,588
Resolved — paid in full	$12,928	10.8%	$850	$12,719	13.5%	$155
Resolved — paid current	3,504	2.9%	101	7,262	7.7%	142
Resolved — REO sold	1,091	0.9%	(293)	1,642	1.7%	34
Total resolutions	$17,523	14.6%	$658	$21,623	22.9%	$331

(1)	Reflects the unpaid principal balance of loans originated by the Company and excludes acquired loans (FVO).

Our actual losses incurred have been small as a percentage of nonperforming loans held for investment. The table below shows our actual loan losses for the periods indicated.

	Three Months Ended		Year Ended December 31,
($ in thousands)	March 31, 2020		2019	2018
Nonperforming loans at period end (1)	149,145		123,844	92,410
Charge-offs	171		579	407
Charge-offs / Nonperforming loans at period end	0.46%	(2)	0.47%	0.44%

(1)	Reflects UPB of nonperforming loans held for investment, excluding loans held for investment at fair value (FVO).
(2)	Annualized

Concentrations – Loans Held for Investment

As of March 31, 2020, our held for investment loan portfolio was concentrated in investor 1-4 loans, representing 45.8% of the UPB. Mixed used properties represented 13.9% of the UPB and multifamily properties represented 10.6% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. By geography, the principal balance of our loans held for investment were concentrated 23.7% in New York, 22.5% in California, 12.1% in Florida, and 8.1% in New Jersey.

Property Type	March 31, 2020
($ in thousands)	Loan Count	UPB	% of Total UPB
Investor 1-4	3,292	$871,513	45.8%
Mixed use	699	264,929	13.9
Multifamily	478	200,847	10.6
Retail	422	181,493	9.5
Office	289	117,976	6.2
Warehouse	210	119,760	6.3
Other(1)	387	146,048	7.7
Total loans held for investment	5,777	$1,902,566	100%

(1)	All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	March 31, 2020
($ in thousands)	Loan Count	UPB	% of Total UPB
New York	953	$450,659	23.7%
California	935	427,543	22.5
Florida	817	229,955	12.1
New Jersey	613	153,409	8.1
Other(1)	2,459	641,000	33.6
Total loans held for investment	5,777	$1,902,566	100%

(1)	All other states individually comprise less than 5.0% of the total unpaid principal balance.

Loans Held for Sale

We started originating short-term, interest-only loans in March 2017, which we have historically aggregated and sold at a premium to par to institutional investors. Given our increased experience providing these loans, we are currently evaluating long-term financing alternatives for these short-term, interest-only loans, and may elect to retain these loans in the future to be more consistent with our investment strategy of holding loans in our portfolio and earning a longer-term spread. As of March 31, 2020, our portfolio of loans held for sale, which were carried at the lower of cost or estimated fair value consisted of 727 loans with an aggregate UPB of $224.3 million, and carried a weighted average original loan term of 18.8 months, a weighted average coupon of 9.9%, and a weighted average LTV at origination of 68.6%.

The following tables show the various components of loans held for sale as of the dates indicated:

	March 31,	December 31,
($ in thousands)	2020	2019
UPB	$224,334	$216,054
Valuation adjustments	(436)	(396)
Deferred loan origination fees, net	(775)	(1,191)
Total loans held for sale, net	$223,123	$214,467

Concentrations – Loans Held for Sale

As of March 31, 2020, our held for sale loan portfolio was entirely concentrated in investor 1-4 loans, representing 100.0% of the UPB. By geography, the principal balance of our loans held for sale were concentrated 30.4% in California, 9.6% in New York, 9.1% in Florida, 8.5% in Texas, 6.4% in New Jersey, and 5.7% in Georgia.

Geography (State)	43921
($ in thousands)	Loan Count	UPB	% of Total UPB
California	86	$68,236	30.4%
New York	54	21,603	9.6
Florida	81	20,505	9.1
New Jersey	62	14,372	6.4
Texas	62	18,925	8.5
Georgia	58	12,856	5.7
Other(1)	324	67,837	30.3
Total loans held for sale	727	$224,334	100%

(1)	All other states individually comprise less than 5.0% of the total UPB.

Real Estate Owned (REO)

REO includes real estate we acquire through foreclosure or by deed-in-lieu of foreclosure. REO assets are initially recorded at fair value, less estimated costs to sell, on the date of foreclosure. Adjustments that reduce the carrying value of the loan to the fair value of the real estate at the time of foreclosure are recognized as charge-offs in the allowance for credit losses. Positive adjustments at the time of foreclosure are recognized in other operating income. After foreclosure, we periodically obtain new valuations and any subsequent changes to fair value, less estimated costs to sell, are reflected as valuation adjustments.

As of March 31, 2020, our REO included 31 properties with an estimated fair value of $16.2 million compared to 24 properties with an estimated fair value of $13.1 million as of December 31, 2019.

Key Performance Metrics

	Three Months Ended
($ in thousands)	March 31, 2020 (1)	December 31, 2019	March 31, 2019 (1)
Average loans	$2,083,783	$1,984,528	$1,625,998
Portfolio yield	8.57	8.89	8.9%
Average debt — portfolio related	1,889,668	1,815,912	1,444,696
Average debt — total company	1,984,136	1,968,912	1,572,290
Cost of funds — portfolio related	4.84%	5.00%	5.28%
Cost of funds — total company (2)	5.88%	5.44%	5.70%
Net interest margin — portfolio related	4.18%	4.32%	4.20%
Net interest margin — total company (2)	2.97%	3.50%	3.38%
Charge-offs	0.01%	0.01%	0.01%
Pre-tax return on equity (2)	6.62%	21.66%	15.91%
Return on equity (2)	4.58%	13.78%	11.32%

(1)	Percentages are annualized.
(2)

Excluding the one-time debt issuance costs write-off of $3.5 million and prepayment penalties of $0.3 million associated with the $75.0 million repayment of our corporate debt in January 2020, Key Performance Metrics are as follows: Cost of funds — total company 5.12%; Net interest margin — total company 3.69%; Pre-tax return on equity 13.32%; and Return on equity 9.22%.

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

Cost of Funds — Portfolio Related and Total Company

Portfolio related cost of funds is an annualized measure of the interest expense incurred on our portfolio-related debt as a percentage of average portfolio-related debt outstanding over the given period. Total company cost of funds is an annualized measure of the interest expense incurred on our portfolio-related debt and corporate debt outstanding over the given period. Interest expense includes the amortization of expenses incurred in connection with our portfolio related financing activities and corporate debt. Through the issuance of long-term securitizations, we have been able to fix a significant portion of our borrowing costs over time. The strong credit performance on our securitizations has allowed us to issue debt at attractive rates. Our portfolio related cost of funds improved to 4.84% for the quarter ended March 31, 2020 from 5.00% for the quarter ended December 31, 2019, and from 5.28% for the quarter ended March 31, 2019. The decrease in portfolio related cost of funds was the result of lower spreads paid to investors in our more recent securitizations.

Net Interest Margin — Portfolio Related and Total Company

Portfolio related net interest margin measures the difference between the interest income earned on our loan portfolio and the interest expense paid on our portfolio-related debt as a percentage of average loans over the specified time period. Total company net interest margin measures the difference between the interest income earned on our loan portfolio and the interest expense paid on our portfolio-related debt and corporate debt as a percentage of average loans over the specified time period. Over the periods shown, our portfolio related net interest margin decreased as a result of the seasoning of older, more costly securitizations and, to a lesser extent, the increasing LIBOR index rates, partially offset by higher portfolio yields and lower spreads paid to investors in our more recent securitizations. In addition to achieving lower spreads in our more recent securitizations, we have also been able to utilize more favorable structures that will result in a lower and more stable cost of funds over the life of the securities. Our total company net interest margin decreased as a result of the one-time debt issuance costs write-off of $3.5 million and prepayment penalties of $0.3 million associated with the $75.0 million repayment of our corporate debt in January 2020. Excluding these one-time write-offs, our net interest margin — total company would have been 3.69% for the three months ended March 31, 2020.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Three Months Ended
	March 31, 2020				December 31, 2019			March 31, 2019
		Interest	Average			Interest	Average		Interest	Average
	Average	Income /	Yield /		Average	Income /	Yield /	Average	Income /	Yield /
($ in thousands)	Balance	Expense	Rate (1)		Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Loan portfolio:
Loans held for sale	$202,474				$184,021			$59,684
Loans held for investment	1,881,308				1,800,507			1,566,314
Total loans	$2,083,783	$44,637	8.57%		$1,984,528	$44,124	8.89%	$1,625,998	$36,143	8.89%

Debt:
Warehouse and repurchase facilities	$347,350	4,301	4.95%		$320,456	$4,222	5.27%	$216,250	$3,141	5.81%
Securitizations	1,542,318	18,547	4.81%		1,495,456	18,467	4.94%	1,228,446	15,921	5.18%
Total debt - portfolio related	1,889,668	22,848	4.84%		1,815,912	22,689	5.00%	1,444,696	19,062	5.28%
Corporate debt	94,468	6,342	26.85%	(4)	153,000	4,070	10.64%	127,594	3,353	10.51%
Total debt	$1,984,136	$29,190	5.88%		$1,968,912	$26,759	5.44%	$1,572,290	$22,415	5.70%

Net interest spread - portfolio related (2)			3.73%				3.90%			3.61%
Net interest margin - portfolio related			4.18%				4.32%			4.20%

Net interest spread - total company (3)			2.68%	(4)			3.46%			3.19%
Net interest margin - total company			2.97%	(4)			3.50%			3.38%

(1)	Annualized.
(2)	Net interest spread — portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)	Net interest spread — total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.
(4)

Excluding the one-time debt issuance costs write-off of $3.5 million and prepayment penalties of $0.3 million associated with the $75.0 million repayment of our corporate debt in January 2020, the Corporate debt average rate would have been 10.88%; Net interest spread — total company would have been 3.44%; and Net interest margin — total company would have been 3.69% for the three months ended March 31, 2020.

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

	Three Months Ended
($ in thousands)	March 31, 2020 (2)	December 31, 2019	March 31, 2019
Income before income taxes (A)	$3,727	$8,142	$6,601
Net income (B)	2,579	5,182	4,695

Monthly average balance:
Stockholders' / Members' equity (C)	225,125	150,388	165,916

Pre-tax return on equity (A / C) (1)	6.6%	21.7%	15.9%

Return on equity (B / C) (1)	4.6%	13.8%	11.3%

(1)	Annualized.
(2)

Excluding the one-time debt issuance costs write-off of $3.5 million and prepayment penalties of $0.3 million associated with the $75.0 million repayment of our corporate debt in January 2020, Income before income taxes would have been $7.5 million; Net income would have been $5.2 million; Pre-tax return on equity would have been 13.3%; and Return on equity would have been 9.2%.

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

Interest Expense — Corporate Debt

Interest expense on corporate debt primarily consists of interest expense paid with respect to the 2014 Senior Secured Notes and the 2019 Term Loan, as reflected on our consolidated statement of financial condition, and the related amortization of deferred debt issuance costs.

Net Interest Income

Net interest income represents the difference between portfolio related net interest income and interest expense on corporate debt.

Provision for Loan Losses

Provision for loan losses consists of amounts charged to income during the period to maintain an estimated allowance for credit losses, or ACL, to provide for credit losses inherent in our existing portfolio of loans held for investment (excluding those loans which we have elected to carry at fair value). The ACL consists of an allowance on loans that are assessed or evaluated individually, and an allowance for loans evaluated collectively by segment. Loans 90 days or more delinquent, in bankruptcy, or in foreclosure, are evaluated individually, and these loans are excluded from loans evaluated collectively by segment.

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

Unrealized Gain/(Loss) on Fair Value Loans.     We have elected to account for certain purchased distressed loans at fair value using FASB ASC Topic 825, Financial Instruments (ASC 825). We regularly estimate the fair value of these loans as discussed more fully in the notes to our consolidated financial statements. Changes in fair value subsequent to initial recognition of fair value loans are reported as unrealized gain/(loss) on fair value loans, a component of other operating income within the consolidated statements of operations.

Other Income.     Other income includes the following:

Unrealized Gains/(Losses) on Retained Interest Only Securities.     As part of the proceeds received for the sale of our held for sale loans, we may receive an interest only security. Changes in fair value subsequent to initial recognition are reported as unrealized gains/(losses) on interest-only securities.

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

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2020	March 31, 2019	$ Change	%Change
Interest income	$44,637	$36,143	$8,494	23.5%
Interest expense - portfolio related	22,848	19,062	3,786	19.9%
Net interest income - portfolio related	21,789	17,081	4,708	27.6%
Interest expense - corporate debt (1)	6,342	3,353	2,989	89.1%
Net interest income (1)	15,447	13,728	1,719	12.5%
Provision for loan losses	1,290	348	942	270.7%
Net interest income after provision for loan losses	14,157	13,380	777	5.8%
Other operating income	1,620	1,721	(101)	(5.9)%
Total operating expenses	12,050	8,500	3,550	41.8%
Income before income taxes (1)	3,727	6,601	(2,874)	(43.5)%
Income tax expense	1,148	1,906	(758)	(39.8)%
Net income (1)	$2,579	$4,695	$(2,116)	(45.1)%

(1)

Excluding the one-time debt issuance costs write-off of $3.5 million and prepayment penalties of $0.3 million associated with the $75.0 million repayment of our corporate debt in January 2020, Consolidated Results of Operations are as follows: Interest expense - corporate debt $2.6 million; Net interest income $19.2 million; Income before income taxes $7.5 million; and Net income $5.2 million for the three months ended March 31, 2020.

Quarter End March 31, 2020 Compared to Quarter Ended March 31, 2019

Portfolio related net interest income is the largest contributor to our net income. We have grown our portfolio related net interest income by $4.8 million or 27.6% from $17.1 million for the quarter ended March 31, 2019 to $21.8 million for the quarter ended March 31, 2020. The growth in net interest income is largely attributable to our growth in loan originations which we have achieved by executing our principal strategies of expanding our broker network and further penetrating our network of existing brokers. In late March 2020, we temporarily suspended our loan originations until the financial markets stabilize from the dislocation caused by COVID-19. Interest expense on corporate debt increased by $3.0 million due to $3.8 million in the write-off of deferred deal costs and prepayment penalty incurred from paying down $75.0 million of our corporate debt with IPO proceeds. Operating expenses increased from $8.5 million for the quarter ended March 31, 2019 to $12.1 million for the quarter ended March 31, 2020, mainly due to increased operating costs as a public company.

Net Interest Income — Portfolio Related

	Three Months Ended
($ in thousands)	March 31, 2020	March 31, 2019	$ Change	%Change
Interest income	$44,637	$36,143	$8,494	23.5%
Interest expense - portfolio related	22,848	19,062	3,786	19.9%
Net interest income - portfolio related	$21,789	$17,081	$4,708	27.6%

Interest Income.     Interest income increased by $8.5 million, or 23.5%, to $44.6 million during the quarter ended March 31, 2020, compared to $36.1 million during the quarter ended March 31, 2019. The increase is primarily attributable to an increase in average loans (volume), which increased $457.8 million, or 28.2%, from $1.6 billion for the quarter ended March 31, 2019 to $2.1 billion for the quarter ended March 31, 2020. The average yield (rate) over those same periods decreased from 8.89% to 8.57% primarily due to the increase in nonperforming loans.

The following table distinguishes between the change in interest income attributable to change in volume and the change in interest income attributable to change in rate. The effect of changes in volume is determined by multiplying the change in volume (i.e., $457.8 million) by the previous period’s average rate (i.e., 8.89%). Similarly, the effect of rate changes is calculated by multiplying the change in average rate (i.e., 0.32%) by the current period’s volume (i.e., $2.1 billion).

($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Three months ended March 31, 2020	$2,083,783	$44,637	8.57%
Three months ended March 31, 2019	1,625,998	36,143	8.89%
Volume variance	457,785	10,176
Rate variance		(1,682)	(0.32)%
Total interest income variance		$8,494

(1)	Annualized.

Interest Expense — Portfolio Related.     Interest expense related to our warehouse facilities increased $1.2 million to approximately $4.3 million during the quarter ended March 31, 2020, compared to approximately $3.1 million during the quarter ended March 31, 2019. Interest expense related to our securitizations increased by $2.6 million to approximately $18.5 million during the quarter ended March 31, 2020, compared to approximately $15.9 million during the quarter ended March 31, 2019. Our cost of funds decreased to 4.84% during the quarter ended March 31, 2020 from 5.28% during the quarter ended March 31, 2019. The decrease in interest expense — portfolio related was primarily due to the addition of lower-cost securitizations.

The following table presents information regarding the increase in portfolio related interest expense and distinguishes between the dollar amount of change in interest expense attributable to changes in the average outstanding debt balance (volume) versus changes in cost of funds (rate).

($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Three months ended March 31, 2020	$1,889,668	$22,848	4.84%
Three months ended March 31, 2019	1,444,696	19,062	5.28%
Volume variance	444,972	5,871
Rate variance		(2,085)	(0.44)%
Total interest expense variance		$3,786

(1)	Includes securitizations and warehouse repurchase agreements.
(2)	Annualized.

Net Interest Income After Provision for Loan Losses

	Three Months Ended
($ in thousands)	March 31, 2020	March 31, 2019	$ Change	% Change
Net interest income - portfolio related	$21,789	$17,081	$4,708	27.6%
Interest expense - corporate debt	6,342	3,353	2,989	89.1%
Net interest income	15,447	13,728	1,719	12.5%
Provision for loan losses	1,290	348	942	270.7%
Net interest income after provision for loan losses	$14,157	$13,380	$777	5.8%

Interest Expense — Corporate Debt.     Corporate debt interest expense increased by $3.0 million from $3.3 million for the quarter ended March 31, 2019 to $6.3 million for the quarter ended March 31, 2020 primarily due to the one-time write-off of $3.5 million debt issuance costs and $0.3 million prepayment fees paid in January 2020 when we paid down our corporate debt by $75.0 million in January 2020. Interest expense - corporate debt would have been $2.6 million excluding the one-time debt issuance costs write-off and prepayment penalties.

Provision for Loan Losses.     Our provision for loan losses increased by $1.0 million from $0.3 million during the quarter ended March 31, 2019 to $1.3 million during the quarter ended March 31, 2020. $0.9 million of the $1.0 million increase was attributed to additional reserves in response to the outbreak of the COVID-19 pandemic, which started in early January 2020 and has continued to cause significant disruption in business activity and the financial markets both globally and in the United States. We have increased our provision for loan losses in response to the downturn of the economy. The remaining increase was contributed by the increase in our loan portfolio, offset by charge-offs during the first quarter of 2020.

Other Operating Income

The table below presents the various components of other operating income for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019. The $0.1 million net decrease is primarily due to the increase in gain on disposition of loans, offset by the valuation adjustments on interest-only strips included within other (expense) income.

	Three Months Ended
($ in thousands)	March 31, 2020	March 31, 2019	$ Change	% Change
Gain on disposition of loans	$2,618	$1,995	$623	31.2%
Unrealized gain on fair value loans	45	(8)	53	(662.5)%
Other (expense) income	(1,043)	(266)	(777)	292.1%
Total other operating income	$1,620	$1,721	$(101)	(5.9)%

Operating Expenses

Total operating expenses increased by $3.6 million to $12.1 million during the quarter ended March 31, 2020 from $8.5 million during the quarter ended March 31, 2019. This increase is primarily attributable to our overall growth, an increase in REO expenses and increased professional fees associated with our IPO.

	Three Months Ended
($ in thousands)	March 31, 2020	March 31, 2019	$ Change	% Change
Compensation and employee benefits	$5,041	$4,006	$1,035	25.8%
Rent and occupancy	455	338	117	34.6%
Loan servicing	1,904	1,455	449	30.9%
Professional fees	1,184	656	528	80.5%
Real estate owned, net	1,134	301	833	276.7%
Other operating expenses	2,333	1,744	589	33.8%
Total operating expenses	$12,051	$8,500	$3,551	41.8%

Compensation and Employee Benefits.    Compensation and employee benefits increased from $4.0 million during the quarter ended March 31, 2019 to $5.0 million during quarter ended March 31, 2020, mainly due to increased operations and sales staff to support our growth in loan origination volume.

Rent and Occupancy.    Rent and occupancy expenses increased from $0.3 million during the quarter ended March 31, 2019 to $0.5 million during the quarter ended March 31, 2020 due to an increase in office space.

Loan Servicing.     Loan servicing expenses increased from $1.5 million during the quarter ended March 31, 2019 to $1.9 million during the quarter ended March 31, 2020. The $0.4 million increase during the quarter ended March 31, 2020 is mainly due to the increase in our loan portfolio.

Professional Fees.     Professional fees increased from $0.7 million for the quarter ended March 31, 2019 to $1.2 million for the quarter ended March 31, 2020, mainly due to our growth and increased costs as a public company.

Net Expenses of Real Estate Owned.     Net expenses of real estate owned increased from $0.3 million during the quarter ended March 31, 2019 to $1.1 million during the quarter ended March 31, 2020, mainly due to the increase in valuation adjustment expense during the quarter ended March 31, 2020.

Other Operating Expenses.     Other operating expenses increased from $1.7 million for the quarter ended March 31, 2019 to $2.3 million for the quarter ended March 31, 2020, primarily due to the increase in liability and property insurance expenses, in part to increased director and officer insurance expenses related to the becoming a publicly traded company.

Income Tax Expense.    Income tax expense was $1.1 million for the quarter ended March 31, 2020, compared to $1.9 million for the quarter ended March 31, 2019. Our consolidated effective tax rate as a percentage of pre-tax income was 30.8% for the quarter ended March 31, 2020, compared to 28.9% for the quarter ended March 31, 2019.

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

Cash and Cash Equivalents

We had cash of $7.6 million and $21.5 million as of March 31, 2020 and December 31, 2019, respectively. The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities as of the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2020	March 31, 2019
Cash provided by (used in):
Operating activities	$1,366	$39,614
Investing activities	(52,064)	(51,952)
Financing activities	35,278	14,595
Net change in cash, cash equivalents, and restricted cash	$(15,420)	$2,257

Cash flows from operating activities primarily includes net income adjusted for (1) cash used for origination of held for sale loans and the related cash proceeds from the sales of such loans, (2) non-cash items including depreciation, provision for loan loss, discount accretion, and valuation changes, and (3) changes in the balances of operating assets and liabilities.

For the three months ended March 31, 2020, our net cash used in investing activities consisted mainly of $153.6 million in cash used to originate held for investment loans, offset by $103.4 million in cash received in payments on held for investment loans.

For the three months ended March 31, 2020, our net cash provided by financing activities consisted mainly of $250.4 million and $248.7 million in cash from borrowings from our warehouse repurchase facilities and securitizations issued, respectively. This cash generated was partially offset by payments we made of $374.7 million and $109.6 million on our warehouse repurchase facilities and securitizations issued, respectively.

During the quarter ended March 31, 2020, we used approximately $15.4 million of net cash and cash equivalents from operations, investing and financing activities. During the quarter ended March 31, 2019, we generated approximately $2.3 million of net cash and cash equivalents from operations, investing and financing activities.

Warehouse Facilities

As of March 31, 2020, we had two warehouse repurchase agreements to support our loan origination and acquisition activities. Both agreements are short-term borrowing facilities. The borrowings are collateralized by pools of primarily performing loans, bearing interest at one-month LIBOR plus a margin that ranges from 2.75% to 3.00%. Borrowings under these repurchase facilities were $293.3 million and $417.2 million as of March 31, 2020 and December 31, 2019, respectively.

In addition to the two warehouse repurchase agreements, we also have a longer term warehouse agreement, which was added in September 2018. The borrowings are collateralized by pools of primarily performing loans, with a maximum borrowing capacity of $50 million, bearing interest at one-month LIBOR plus a margin of 3.50%. The warehouse agreement has a maturity date of September 12, 2021 and allows loans to be financed for a period of up to three years. Borrowings under this warehouse agreement were $2.3 million and $2.5 million as of March 31, 2020 and December 31, 2019, respectively.

All warehouse facilities fund less than 100% of the principal balance of the mortgage loans we own requiring us to use working capital to fund the remaining portion. We may need to use additional working capital if loans become delinquent, because the amount permitted to be financed by the facilities may change based on the delinquency performance of the pledged collateral.

All borrower payments on loans financed under the warehouse agreements are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse repurchase facilities. The warehouse repurchase facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to- net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization to interest expense. If we fail to meet any of the covenants or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of March 31, 2020, we were in compliance with these covenants.

In response to the dislocations in the markets related to the COVID-19 pandemic, our warehouse lenders required us to make margin calls of approximately $14 million on March 23, 2020.  On April 6, 2020, we entered into amendments on both of our warehouse repurchase agreements to suspend the mark to market features until August 3, 2020. We believe that the amended warehouse repurchase agreements provide us with a flexible and more stabilized financing solution that will allow us to better operate our business under the current market conditions. Pursuant to the terms of the warehouse repurchase amendments, (i) we must maintain unrestricted cash and cash equivalents of at least $7.5 million, (ii) we were required to make aggregate payments of $20.0 million to reduce our obligations under the warehouse repurchase agreements on April 6, 2020, and (iii) we must ensure that payments of at least $3.0 million per month are made to each lender, from the cash flow of the underlying financed loans and/or corporate cash each month from April 6 through August 3, 2020, in reduction of its obligations thereunder. In addition, the interest rate under each warehouse repurchase facility was increased by 25 basis points, effective as of April 6, 2020.

Securitizations

From May 2011 through February 2020, we have completed thirteen securitizations of $3.0 billion of investor real estate loans, issuing $2.8 billion in principal amount of securities to third parties through thirteen respective transactions. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The following table summarizing the investor real estate loans securitized, securities issued, securities retained by the Company at the time of the securitization, and as of March 31, 2020 and December 31, 2019, and the stated maturity for each securitization. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 5%—30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

($ in thousands)			Securities Retained as of
Trusts	Mortgage Loans	Securities Issued	Issuance Date	March 31, 2020	December 31, 2019	Stated Maturity Date
2011-1 Trust	$74,898	$61,042	$13,856	$—	$—	August 2040
2014-1 Trust	191,757	161,076	30,682	—	—	September 2044
2015-1 Trust	312,829	285,457	27,372	15,520	15,569	July 2045
2016-1 Trust	358,601	319,809	38,792	17,832	17,931	April 2046
2016-2 Trust	190,255	166,853	23,402	9,514	9,514	October 2046
2017-1 Trust	223,064	211,910	11,154	11,154	11,154	April 2047
2017-2 Trust	258,528	245,601	12,927	8,193	8,293	October 2047
2018-1 Trust	186,124	176,816	9,308	6,486	6,884	April 2048
2018-2 Trust	324,198	307,988	16,210	11,617	12,853	October 2048
2019-1 Trust	247,979	235,580	12,399	11,540	11,767	March 2049
2019-2 Trust	217,921	207,020	10,901	10,135	10,491	July 2049
2019-3 Trust	162,546	154,419	8,127	7,495	7,913	October 2049
2020-1 Trust	261,859	248,700	13,159	13,085	—	February 2050
Total	$3,010,559	$2,782,271	$228,289	$122,571	$112,367

The following table summarizes outstanding bond balances for each securitization as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
($ in thousands)	2020	2019
2014-1 Trust	$28,116	$31,139
2015-1 Trust	47,042	50,631
2016-1 Trust	73,887	86,901
2016-2 Trust	55,119	63,983
2017-1 Trust	97,576	113,540
2017-2 Trust	152,941	163,295
2018-1 Trust	125,421	134,700
2018-2 Trust	227,752	247,580
2019-1 Trust	207,144	214,709
2019-2 Trust	191,343	200,345
2019-3 Trust	143,048	150,725
2020-1 Trust	247,293	—
	$1,596,682	$1,457,548

As of March 31, 2020 and December 31, 2019, the weighted average rate on the securities and certificates for the Trusts were as follows:

	March 31,	December 31,
	2020	2019
2014-1 Trust	8.04%	8.33%
2015-1 Trust	7.85%	6.37%
2016-1 Trust	7.20%	6.75%
2016-2 Trust	6.09%	5.59%
2017-1 Trust	4.77%	4.56%
2017-2 Trust	3.51%	3.50%
2018-1 Trust	3.96%	3.95%
2018-2 Trust	4.42%	4.44%
2019-1 Trust	4.03%	4.00%
2019-2 Trust	3.41%	3.44%
2019-3 Trust	3.24%	3.27%
2020-1 Trust	2.94%	—

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

Preferred Stock and Warrants

On April 7, 2020, we sold 45,000 shares of Preferred Stock and Warrants to purchase 3,013,125 shares of our common stock in a private placement to two of our largest stockholders. These offerings resulted in aggregate gross proceeds of $45.0 million, before expenses payable by us of approximately $1.0 million. We intend to use the net proceeds from this private placement for general corporate purposes.

Beginning on October 5, 2022, but in no event later than November 28, 2024, each holder of Preferred Stock has the option to cause us to repurchase all or a portion of such holder’s shares of Preferred Stock, for an amount in cash equal to the liquidation preference of each share repurchased. The Preferred Stock has a liquidation preference equal to the greater of (i) $2,000 per share from April 7, 2020 through October 5, 2022, which amount increases ratably to $3,000 per share between October 6, 2022 and November 28, 2024 and to $3,000 per share from and after November 28, 2024 and (ii) the amount such Preferred Stock holder would have received if the Preferred Stock had converted into common stock immediately prior to such liquidation. We also have an obligation to repurchase the Preferred Stock for cash at a price per share equal to the liquidation preference in the event of a change of control (as defined in the certificate of designation governing the Preferred Stock).

The Warrants are exercisable at the warrantholder’s option at any time and from time to time, in whole or in part, until April 7, 2025 at an exercise price of $2.96 per share of common stock with respect to 2,008,750 of the Warrants, and at an exercise price of $4.94 per share of common stock with respect to 1,004,374 of the Warrants.

Contractual Obligations and Commitments

In August 2019, we entered into a five-year $153.0 million corporate debt agreement with Owl Rock Capital Corporation. The 2019 Term Loan under this agreement bears interest rate equal to one-month LIBOR plus 7.50% and mature in August 2024. The 2019 Term Loan is subject to a 0.25% quarterly amortization beginning on the fifth full fiscal quarter after August 2019. Velocity Commercial Capital, LLC is the borrower of the 2019 Term Loan, which is secured by substantially all of the borrower’s non-warehoused assets, with a guarantee from Velocity Financial, Inc., formerly Velocity Financial LLC, that is secured by the equity interests of the borrower. The corporate debt agreement contains customary affirmative and negative covenants, including financial maintenance covenants and limitations on dividends by the borrower. In January 2020, we repaid $75.0 million in principal amount of the 2019 Term Loan with a portion of the net proceeds from our IPO.

As of March 31, 2020, we maintained warehouse facilities to finance our investor real estate loans and had approximately $295.6 million in outstanding borrowings.

The following table illustrates our contractual obligations existing as of March 31, 2020:

	Remainder of	January 1, 2021 -	January 1, 2023 -
($ in thousands)	2020	December 31, 2022	December 31, 2022	Thereafter	Total
Warehouse repurchase facilities	$293,285	$5,086	$—	$—	$298,371	(1)
Notes payable (corporate debt)	195	1,560	76,245	—	78,000	(2)
Leases payments under noncancelable operating leases	1,257	3,184	2,460	55	6,956
Total	$294,737	$9,830	$78,705	$55	$383,327

(1)	Amount represents gross warehouse and repurchase borrowing. Balance of $297.5 million in the consolidated balance sheets as of March 31, 2020 is net of $0.8 million debt issuance costs.
(2)	Amount represents gross corporate debt. Balance of $74.4 million in the consolidated balance sheets as of March 31, 2020 is net of $3.6 million debt issuance costs.

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

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements have a reasonable basis, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

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
•

our success at managing risks involved in the foregoing items and all other risk factors described in our audited consolidated financial statements, and other risk factors described in this Quarterly Report and other documents filed or furnished by the Company with the Securities and Exchange Commission (the “ SEC”). Our periodic filings are accessible on the SEC’s website at www.sec.gov.

The forward-looking statements included in this Quarterly Report are based on information available at the time the statement is made. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in our expectations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

To assess the potential impact for the following twelve months on our net interest income from fluctuations in interest rates, we considered both an instantaneous 100 basis point increase and 100 basis point decrease in the one-month LIBOR and prime rates. Given the low existing one-month LIBOR rates, the down-rate scenario reduced one-month LIBOR to 0.00%.  The effect of the interest rate changes would apply to our interest rate sensitive assets and liabilities. Some of our interest income on our portfolio is based on the prime rate. A 100 basis point increase in the prime rate would increase our annual interest income approximately $9.4 million based on our portfolio balance as of March 31, 2020, while a 100 basis point decrease in the prime rate would decrease our annual interest income by approximately $3.1 million. Our interest expense on our warehouse repurchase financing is based on one-month LIBOR. A 100 basis point increase in LIBOR would increase our annual interest expense approximately $2.4 million, while reducing LIBOR to 0.00% would reduce our annual interest expense approximately $1.0 million based on our warehouse repurchase financing balance as of March 31, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, in reviewing the accounting for a certain transaction we completed in January 2018, as part of our 2018 election to be treated as a corporation for U.S. federal and state income tax purposes, our management identified a deficiency in the effectiveness of a control intended to properly document and review relevant facts and apply the appropriate tax accounting under U.S. GAAP, which impacted the beginning of year deferred tax asset and income tax benefit accounts and related disclosures. Management concluded that it had not implemented an effective control structure to prevent or detect the material misstatement in calculating the beginning of year deferred tax position. In 2019, we implemented a plan to remediate this material weakness by contracting with a nationally recognized accounting firm to have experienced tax personnel supplement and train our current accounting team. As a result, additional internal controls over our income tax processes have been designed and implemented.  In 2020, management will assess whether these internal controls over income taxes are performing as designed. Management has concluded that the material weakness will remain as of March 31, 2020, pending further testing of the internal controls.

In accordance with Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report and has concluded that, notwithstanding the identified material weakness in our internal controls, the Company's disclosure controls and procedures were effective as of such date effective to accomplish their objectives at a reasonable assurance level, management has concluded that, notwithstanding the material weakness in our internal controls, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting.

During the period to which this report relates, there have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, such controls.

.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

An investment in shares of our common stock involves a number of risks. Before making an investment decision, you should carefully consider the following risk factors, together with the other information contained in this Form 10-Q. If any of the risks discussed in this Form 10-Q occurs, our business, financial condition, liquidity and results of operations could be materially and adversely affected, the market price of our common stock could decline significantly, and you could lose all or a part of your investment.

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

Although we maintain contingency plans for pandemic outbreaks, and have taken certain steps described under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Strategies to Address Uncertainties Caused by COVID-19” to respond to the outbreak of COVID-19, the continued spread of this disease, or a significant outbreak of another contagious disease, could negatively impact the availability of key personnel necessary to conduct our business, and the business and operations of our third-party service providers who perform critical services for our business. If COVID-19, or another highly infectious or contagious disease is not successfully contained, we could experience a material adverse effect on our business, financial condition, results of operations and cash flow. Among the factors outside our control that are likely to affect the impact the COVID-19 pandemic will ultimately have on our business are:

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
•

geographic variation in the severity and duration of the COVID-19 pandemic, including in states such as New York, California, Florida and New Jersey, where high percentages of the properties underlying the Company’s mortgage loans are located; and

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

We have implemented our own internal special servicing and asset management capabilities and, as of March 31, 2020, we special service 704 distinct assets. The ability to internally service and manage loans in our portfolio, rather than rely on third-party loan servicers, has its own set of risks, including more direct exposure to lawsuits by borrowers and maintaining the necessary infrastructure to provide such special servicing capabilities.

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

In addition, third-party loan servicers collect loan payments from our borrowers and hold them until remitting them to us, our lenders or our securitization trustees, as applicable, on scheduled monthly payment dates. As part of industry practice, third-party loan servicers are also often contractually required to advance amounts to their clients in some circumstances where borrowers have not yet made payments on the underlying mortgage loans, which could increase financial and liquidity demands on third-party loan servicers during times of economic distress, including as a result of the COVID-19 pandemic, when borrowers fail to make payments on mortgage loans or are late in doing so. Financial distress or insolvency of any of our third-party loan servicers would have a material adverse effect on our business, results of operations and financial condition.

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

We leverage certain of our assets through borrowings under warehouse repurchase facilities and securitization transactions, as well as any corporate borrowings we may incur from time to time. Our use of leverage may enhance our potential returns and increase the number of loans that can be made, but may also substantially increase the risk of loss. There are no limits on the amount of leverage we may incur in our certificate of incorporation or bylaws. Our percentage of leverage will vary depending on our ability to obtain financing. Our two warehouse repurchase facilities and the corporate debt agreement governing our 2019 Term Loan include certain financial covenants that limit our ability to leverage our assets. Our two warehouse repurchase facilities include covenants to maintain a maximum debt-to-tangible net-worth ratio of 6:1, while our corporate debt agreement includes covenants to maintain a consolidated tangible net worth of at least $100 million plus 25% of consolidated net income (as defined in our corporate debt agreement), a maximum debt to equity ratio of 1.50:1 or 1.25:1 (depending on the applicable term period and excluding warehouse and securitization debt), and an interest coverage ratio of 1.50:1 or 1.75:1 (depending on the applicable period and excluding warehouse and securitization debt). Our return on equity may be reduced if market conditions cause the cost of our financing to increase relative to the income that can be derived from our loan portfolio, which could adversely affect the price of our common stock. In addition, our debt service payments will reduce cash flow available for distributions to stockholders. We may not be able to meet our debt service obligations. To the extent that we cannot meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.

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

Our board of directors may change our strategy or any of our underwriting guidelines at any time without notice or the consent of our stockholders. For example, given the economic crisis precipitated by the spread of COVID-19, in late March 2020, we temporarily suspended our loan originations until the financial markets stabilize. We may opportunistically acquire commercial mortgage loans that comply with our credit guidelines, and we continue to evaluate our business strategies in light of the crisis. We may also change our target assets and financing strategy without notice or the consent of our stockholders. Any of these changes could result in us holding a loan portfolio with a different risk profile from the risk profile described in this Quarterly Report. Additionally, a change in our strategy or underwriting guidelines may increase our exposure to interest rate risk, default risk, real estate market fluctuations and liquidity risk, all of which could have a material and adverse effect on our business, results of operations and financial condition.

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

Our financial, accounting, communications and other data processing systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems have been and may be from time to time subject to cyberattacks or other cybersecurity incidents, which may continue to increase in sophistication and frequency in the future.

Unauthorized parties who seek to breach network security systems often intend to obtain unauthorized access to proprietary information or personal identifying information of the target’s customers, borrowers, stockholders or other business partners, destroy data or disable, degrade or sabotage our systems, including through the introduction of computer viruses and other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals or service providers. Unauthorized parties who gain access to information and technology systems, often do so with the aim of stealing, publishing, deleting or modifying private and sensitive information. Although we take various measures to ensure the integrity of our information and technology systems, there can be no assurance that these measures will provide protection. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing it from being addressed appropriately.

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

From time to time we find it necessary or desirable to foreclose on mortgage loans we own, and the foreclosure process may be lengthy and expensive. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force us into a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a decrease in its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the completion of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss. Any such reductions could materially and adversely affect the value of the commercial loans in which we invest and, therefore, could have a material and adverse effect on our business, results of operations and financial condition.

In addition, moratoria or other limitations imposed by federal or U.S. state governments on the ability of lenders to foreclose on property or requirements for lenders to modify loans, including as a result of the COVID-19 pandemic, may have a material adverse effect on our business, results of operations or financial condition, including by precluding us from foreclosing on, or exercising other remedies with respect to, the property underlying loans, or requiring or incentivizing us to accept modifications not favorable to us.

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

Many of our borrowers are self-employed. The unpaid principal balance, or UPB, of loans to self-employed borrowers represented 72.3% of our total loan portfolio, or $1.5 billion, as of March 31, 2020. Self-employed borrowers may be more likely to default on their mortgage loans than salaried borrowers and generally have less predictable income. In addition, many self-employed borrowers are small business owners who may be personally liable for their business debt. Borrowers who are self-employed or small business owners may be particularly vulnerable to the impact of the COVID-19 pandemic and its related business conditions, increasing the risk of defaults on our loans to these borrowers. Consequently, a higher number of self-employed borrowers may result in increased defaults on the mortgage loans we originate or acquire and, therefore, could have a material and adverse effect on our business, results of operations and financial condition.

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

Our loan portfolio changes over time, however, as of March 31, 2020, our loans were primarily concentrated in New York, California, Florida and New Jersey. Deterioration of economic conditions or natural disasters in these or in any other state in which we have a significant concentration of borrowers could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties.

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

As of April 30, 2020, funds affiliated with Snow Phipps Group LLC, or Snow Phipps, owned approximately 35% of our outstanding common stock and an affiliate of a fund managed by Pacific Investment Management Company LLC, or TOBI, beneficially owned approximately 22% of our outstanding common stock. On April 7, 2020, we issued and sold shares of our convertible Preferred Stock (as defined below) and Warrants (as defined below) to purchase shares of our common stock to affiliates of Snow Phipps and TOBI. As of April 30, 2020, assuming the full conversion and exercise of the Preferred Stock and Warrants, funds affiliated with Snow Phipps and TOBI would have owned an aggregate of approximately 75.5% of our common stock outstanding on a pro forma, as-converted and as-exercised basis. The certificate of designations governing the terms of Preferred Stock permit holders of our Preferred Stock to vote, together with the holders of our common stock, on an as converted basis, subject to limitations of the rules of the NYSE, on all matters submitted to a vote of the holders of our common stock.

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

As a publicly-traded company, we are required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act, or Section 404. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our results of operations. In addition, we will be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. We will be required to include an attestation report on the effectiveness of our internal controls over financial reporting issued by our independent registered public accounting firm if we become an “accelerated filer” or a “large accelerated filer” under applicable rules of the SEC.

In reviewing the accounting for a certain transaction we completed in January 2018, as part of our 2018 election to be treated as a corporation for U.S. federal and state income tax purposes, as described above under Part 1, Item 4 “Controls and Procedures,” our management identified a deficiency in the effectiveness of a control intended to properly document and review relevant facts and apply the appropriate tax accounting under U.S. GAAP, which impacted the beginning of year deferred tax asset and income tax benefit accounts and related disclosures. Management concluded that the deficiency constituted a material weakness in our internal control over financial reporting as of December 31, 2018.

In 2019, we implemented a plan to remediate this material weakness by contracting with a nationally recognized accounting firm to have experienced tax personnel supplement and train our current accounting team. As a result, additional internal controls over our income tax processes have been designed and implemented.  In 2020, management will assess whether these internal controls over income taxes are performing as designed.  Management concluded that the material weakness existed as of March 31, 2020, pending further testing of the internal controls.

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

On April 7, 2020, we issued and sold 45,000 shares of our newly created Series A Convertible Preferred Stock, par value $0.01 per share (our “Preferred Stock”), and warrants (the “Warrants”) exercisable for up to 3,013,125 shares of our common stock to affiliates of Snow Phipps and TOBI. The Preferred Stock is initially convertible into an aggregate of approximately 11,688,312 shares of common stock. As of April 30, 2020, the Preferred Stock and Warrants would have represented an aggregate of approximately 42.3% of our common stock outstanding on a pro forma, as-converted and as-exercised basis. Following receipt of the applicable stockholder approval, (i) the Preferred Stock will be convertible at its holders’ option at any time, in whole or in part, into a number of shares of our common stock based on the then applicable conversion rate as set forth in the certificate of designation and (ii) the Warrants will be exercisable at the warrantholder’s option at any, in whole or in part, until April 7, 2025. The initial conversion price for the Preferred Stock is approximately $3.85 per share of common stock. The conversion of the Preferred Stock and the exercise of the Warrants would dilute the ownership interest of existing holders of our common stock and sales of common stock by holders following conversion or exercise, as applicable, could adversely affect prevailing market prices of our common stock.

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

We require a significant amount of short-term funding capacity for loans we originate. Consistent with industry practice, two of our existing warehouse repurchase facilities are short-term, requiring annual renewal. If any of our committed facilities are terminated or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms on a timely basis, or at all, and we might not be able to originate loans, which would have a material adverse effect on us. Additionally, as our business expands, we may need additional warehouse funding capacity for loans we originate. There can be no assurance that, in the future, we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.

We may be required to maintain certain levels of collateral or provide additional collateral under our warehouse facilities, which may restrict us from leveraging our assets as fully as desired or forcing us to sell assets under adverse market conditions, resulting in potentially lower returns.

We currently finance our originations and investments in investor real estate using warehouse repurchase facilities, which are our short-term full recourse master repurchase agreements secured by certain of our underlying mortgage loans. Under our warehouse repurchase facilities, the amount of available financing on our investor real estate loan portfolio is reduced based on the delinquency performance of the individual loans pledged under these facilities, and if the delinquency in our loan portfolio increases beyond certain levels, we may be required to pledge additional collateral, pay down a portion of the outstanding balance of these warehouse repurchase facilities, or liquidate assets at a disadvantageous time to avoid violating certain financial covenants contained therein and triggering a foreclosure on our collateral, any of which could cause us to incur further losses and have a material and adverse effect on our business, results of operations and financial condition.

In the event we do not have sufficient liquidity to pay down the financing when loan performance deteriorates, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral and terminate our ability to borrow.

Further, our warehouse repurchase facility agreements contain various financial and other restrictive covenants, including covenants that require us to maintain a certain amount of cash that is not invested or to set aside non-levered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these collateral obligations, as described above, our financial condition could deteriorate rapidly. In addition, if we fail to satisfy any of the financial or other restrictive covenants, or otherwise default under our warehouse repurchase facilities, the lenders have the right to accelerate repayment and terminate the facilities. Accelerating repayment and terminating the facilities would require immediate repayment by us of the borrowed funds, which may require us to liquidate assets at a disadvantageous time, causing us to incur further losses and have a material and adverse effect on our business, our results of operations and financial condition.

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

Borrowings under our 2019 Term Loan, revolving credit facility and warehouse repurchase facilities bear interest at rates that are calculated based on LIBOR. On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR in its current form cannot be assured after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, if the administrator will continue to quote LIBOR after 2021 or, if it does continue to quote LIBOR, whether it will be determined on a consistent basis with the existing definition and will behave in a consistent manner to existing LIBOR, or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Although alternative reference rates have been proposed, it is unknown whether these alternative reference rates will attain market acceptance as replacements of LIBOR.

If LIBOR ceases to exist, the method and rate used to calculate our interest rates and/or payments on our 2019 Term Loan, revolving credit facility and warehouse repurchase facilities in the future may result in interest rates and/or payments that are higher than, lower than, or that do not otherwise correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. Furthermore, although the variable interest component of our existing loan portfolio is based on the prime rate rather than LIBOR, uncertainty in the lending markets related to the future of LIBOR could increase the prime rate, which may increase borrower defaults and increase our credit losses. In addition, while our existing securitizations are largely fixed-rate debt, uncertainty in the lending markets related to the future of LIBOR could increase the general level of interest rates and risk spreads on our future securitizations. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital, financial results, cash flows and financial performance cannot yet be determined.

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

The market price of our common stock has been highly volatile and may continue to fluctuate substantially due to a number of factors such as those listed in “—Risks Related to Our Business” and the following:

•	our operating performance and the performance of other similar companies;
•	actual or anticipated changes in our business strategy prospects;
•	actual or anticipated valuations in our quarterly operating results or dividends;
•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;
•	publication of research reports about the real estate industry;
•	speculation in the press or investment community;
•	equity issuances by us, or stock resales by our stockholders, or the perception that such issuances or resales could occur;
•	the passage of legislation or other regulatory developments that adversely affect us or the assets in which we seek to invest;
•	the use of significant leverage to finance our assets;
•	loss of a major funding source;
•	changes in market valuations of similar companies;
•	actions by our stockholders;
•	general market and economic conditions and trends including inflationary concerns, and the current state of the credit and capital markets;

•	actual or anticipated accounting problems;
•	price and volume fluctuations in the overall stock market from time to time;
•	additions or departures of our executive officers or key personnel;
•	changes in the value of our portfolio;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts; and
•	the realization of any other risk factor in this Quarterly Report.

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

As of April 30, 2020, Snow Phipps beneficially owned approximately 37% of our outstanding common stock and TOBI beneficially owned approximately 24% of our outstanding common stock. In connection with our IPO we entered into a registration rights agreement with Snow Phipps, TOBI, certain other stockholders, and certain members of our management and directors which, among other things, gives Snow Phipps and TOBI and their respective affiliates the right to cause us to file registration statements under the Securities Act covering their shares of our common stock, or to include the shares of common stock held by such stockholders in registration statements that we may file. If we were to include common stock held by such stockholders in a registration statement initiated by us, those additional shares could impair our ability to raise needed capital by depressing the price at which we could sell common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Conversion	8-K	001-39183	3.1	1/22/2020

3.2	Certificate of Incorporation of Velocity Financial, Inc.	8-K	001-39183	3.2	1/22/2020

3.3	Bylaws of Velocity Financial, Inc.	8-K	001-39183	3.3	1/22/2020

3.4	Certificate of Designation of Series A Convertible Preferred Stock of Velocity Financial, Inc.	8-K	001-39183	3.1	4/7/2020

4.1	Form of Warrant to Purchase Common Stock	8-K	001-39183	4.1	4/7/2020

10.1	Stockholders Agreement, dated as of January 16, 2020	10-K	001-39183	10.1	4/7/2020

10.2	Registration Rights Agreement, dated as of January 16, 2020	10-K	001-39183	10.2	4/7/2020

10.3	Velocity Financial, Inc. 2020 Omnibus Incentive Plan*	8-K	001-39183	10.1	1/22/2020

10.4	Form of Nonqualified Stock Option Award Notice and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.6	1/6/2020

10.5	Form of Nonqualified Stock Option Award Notice and Agreement (Director Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.7	1/6/2020

10.6	Form of Nonqualified Stock Option Award Notice and Agreement (Executive Officer Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.8	1/6/2020

10.7	Form of Restricted Stock Unit Grant and Agreement (Director Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.9	1/6/2020

10.8	Form of Restricted Stock Unit Grant and Agreement (Standard Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.10	1/6/2020

10.9	Form of Restricted Stock Grant and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.11	1/6/2020

10.10	Amendment No. 2 to the Credit Agreement among Velocity Financial, LLC, Velocity Commercial Capital, LLC and Owl Rock Capital Corporation, dated as of February 5, 2020	10-K	001-39183	10.39(b)	4/7/2020

10.11	Form of Officer and Director Indemnity Agreement*	S-1/A	333-234250	10.37	11/6/2019

10.12	Securities Purchase Agreement, dated as of April 5, 2020	8-K	001-39183	10.1	4/6/2020

10.13	Registration Rights Agreement, dated as of April 7, 2020	8-K	001-39183	10.1	4/7/2020

10.14	Voting and Support Agreement, dated April 5, 2020, between Velocity Financial, Inc. and Snow Phipps Group AIV, L.P. and Snow Phipps Group (RPV), L.P.	8-K	001-39183	10.2	4/7/2020

10.15	Voting and Support Agreement, dated April 5, 2020, between Velocity Financial, Inc. and TOBI III SPE I LLC	8-K	001-39183	10.3	4/7/2020

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

+

This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VELOCITY FINANCIAL, INC.

Date: May 14, 2020	By:	/s/ Christopher D. Farrar
Christopher D. Farrar
Chief Executive Officer

Date: May 14, 2020	By:	/s/ Mark R. Szczepaniak
Mark R. Szczepaniak
Chief Financial Officer