Form 10-Q
period 2020-06-30
Velocity Financial, Inc.
filed 2020-08-13
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of July 31, 2020, the registrant had 20,087,494 shares of common stock, $0.01par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value amounts)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Cash and cash equivalents	$9,803	$21,465
Restricted cash	6,735	6,087
Loans held for sale, net	212,344	214,467
Loans held for investment, net	1,861,819	1,863,360
Loans held for investment, at fair value	2,956	2,960
Total loans, net	2,077,119	2,080,787
Accrued interest receivables	17,793	13,295
Receivables due from servicers	36,028	49,659
Other receivables	4,609	4,778
Real estate owned, net	15,648	13,068
Property and equipment, net	4,718	4,680
Net deferred tax asset	5,556	8,280
Other assets	9,042	12,667
Total assets	$2,187,051	$2,214,766
LIABILITIES
Accounts payable and accrued expenses	$55,938	$56,146
Secured financing, net	74,571	145,599
Securitizations, net	1,599,719	1,438,629
Warehouse repurchase facilities, net	160,796	421,548
Total liabilities	1,891,024	2,061,922
Commitments and contingencies
MEZZANINE EQUITY
Series A Convertible preferred stock (45,000 shares designated, $0.01 par value; 45,000 shares issued and outstanding)	90,000	—
STOCKHOLDERS' / MEMBERS' EQUITY
Preferred stock ($0.01 par value, 25,000,000 shares authorized; 45,000 issued and outstanding as reflected in Mezzanine Equity)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 20,087,494 shares issued and outstanding at June 30, 2020, none issued and outstanding at December 31, 2019)	201	—
Additional paid-in capital	203,685	—
Retained earnings	2,141	—
Members’ equity (at December 31, 2019)	—	152,844
Total stockholders' / members’ equity	206,027	152,844
Total liabilities, mezzanine equity and stockholders' / members’ equity	$2,187,051	$2,214,766

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF INCOME

($ in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$39,755	$36,884	$84,391	$73,028
Interest expense — portfolio related	21,189	20,324	44,036	39,387
Net interest income — portfolio related	18,566	16,560	40,355	33,641
Interest expense — corporate debt	1,894	3,353	8,237	6,706
Net interest income	16,672	13,207	32,118	26,935
Provision for loan losses	1,800	212	3,088	560
Net interest income after provision for loan losses	14,872	12,995	29,030	26,375
Other operating income
Gain on disposition of loans	155	863	2,772	2,858
Unrealized gain (loss) on fair value loans	(13)	(25)	32	(34)
Other income (expense)	(1,481)	(530)	(2,524)	(796)
Total other operating (expense) income	(1,339)	308	280	2,028
Operating expenses
Compensation and employee benefits	5,863	3,800	10,904	7,806
Rent and occupancy	448	399	903	736
Loan servicing	1,754	1,551	3,658	3,006
Professional fees	588	534	1,772	1,190
Real estate owned, net	408	561	1,542	862
Other operating expenses	1,847	1,479	4,180	3,223
Total operating expenses	10,908	8,324	22,959	16,823
Income before income taxes	2,625	4,979	6,351	11,580
Income tax expense	484	1,444	1,631	3,350
Net income	$2,141	$3,535	$4,720	$8,230
Less deemed dividends on preferred stock	$48,955	NA	$48,955	NA
Net loss allocated to common shareholders	$(46,814)	NA	$(44,235)	NA
Loss per common share
Basic	$(2.33)	NA	$(2.20)	NA
Diluted	$(2.33)	NA	$(2.20)	NA
Weighted average common share outstanding
Basic	20,087	NA	20,087	NA
Diluted	20,087	NA	20,087	NA

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS' EQUITY

($ in thousands)

(Unaudited)

		Common Stock
	Members’ Equity	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance – December 31, 2018	$136,800	—	$—	$—	$—	$—
Liquidation preference return, Class C	(463)	—	—	—	—	—
Net income	4,695	—	—	—	—	—
Balance – March 31, 2019	$141,032	—	—	—	—	—
Liquidation preference return, Class C	(471)	—	—	—	—	—
Net income	3,535	—	—	—	—	—
Balance – June 30, 2019	$144,096	—	$—	$—	$—	$—

Balance – December 31, 2019	$152,844	—	$—	$—	$—	$152,844
Cumulative effect of change in accounting principle(1)	—	—	—	—	(96)	(96)
Class A equity units conversion	(92,650)	—	—	—	—	(92,650)
Class D equity units conversion	(60,194)	—	—	—	—	(60,194)
Issuance of common stock	—	20,087,494	201	247,539	—	247,740
Stock-based compensation	—	—	—	207	—	207
Net income	—	—	—	—	2,579	2,579
Balance – March 31, 2020	$—	20,087,494	$201	$247,746	$2,483	$250,430
Deemed dividends-convertible preferred stock	—	—	—	(46,472)	(2,483)	(48,955)
Issuance of warrants	—	—	—	2,158	-	2,158
Stock-based compensation	—	—	—	253	-	253
Net income	—	—	—	—	2,141	2,141
Balance – June 30, 2020	$—	20,087,494	$201	$203,685	$2,141	$206,027

(1)	Impact due to adoption of ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", and related amendments on January 1, 2020.

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net income	$4,720	$8,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	606	671
Amortization of right-of-use assets	609	569
Provision for loan losses	3,088	560
Origination of loans held for sale	(96,064)	(120,373)
Proceeds from sales of loans held for sale	80,858	121,456
Purchase of held for sale loans	(203)	(6,362)
Repayments on loans held for sale	18,843	4,270
Net accretion of discount on purchased loans and deferred loan origination costs	2,265	2,169
Provision for uncollectible borrower advances	174	24
Gain on disposition of loans	(2,772)	(2,858)
Amortization of debt issuance discount and costs	8,862	4,573
Loss on disposal of property and equipment	38	6
Change in valuation of real estate owned	1,216	377
Change in valuation of fair value loans	(32)	34
Change in valuation of held for sale loans	961	(68)
Gain on sale of real estate owned	(395)	(156)
Stock-based compensation	460	—
Net deferred tax benefit	2,765	(2,711)
(Increase) decrease in operating assets and liabilities:
Accrued interest and other receivables	(4,440)	4,985
Other assets	(975)	(11,470)
Accounts payable and accrued expenses	3,156	5,279
Net cash provided by operating activities	23,740	9,205
Cash flows from investing activities:
Purchase of loans held for investment	(3,571)	(9,146)
Origination of loans held for investment	(153,600)	(296,132)
Payoffs of loans held for investment and loans at fair value	163,998	178,344
Proceeds from sale of real estate owned	2,827	1,843
Capitalized real estate owned improvements	(347)	(709)
Change in advances	(2,554)	(327)
Change in impounds and deposits	(3,367)	(1,633)
Purchase of property and equipment	(682)	(189)
Net cash provided by (used in) investing activities	2,704	(127,949)
Cash flows from financing activities:
Warehouse repurchase facilities advances	250,416	379,399
Warehouse repurchase facilities repayments	(511,664)	(315,414)
Repayment of secured financing	(75,000)	—
Proceeds of securitizations, net	341,926	235,535
Repayment of securitizations	(179,968)	(178,269)
Debt issuance costs	(5,268)	(3,537)
Net proceeds from issuance of preferred stock	41,045	—
Proceeds from issuance of warrants	2,158	—
Issuance of common stock	100,800	—
IPO deal costs	(1,903)	—
Net cash (used in) provided by financing activities	(37,458)	117,714
Net decrease in cash, cash equivalents, and restricted cash	(11,014)	(1,030)
Cash, cash equivalents, and restricted cash at beginning of period	27,552	16,677
Cash, cash equivalents, and restricted cash at end of period	$16,538	$15,647
Supplemental cash flow information:
Cash paid during the period for interest	$42,824	$40,675
Cash paid during the period for income taxes	38	12,485
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to real estate owned	5,380	8,337
Return paid-in-kind on Class C preferred units	—	934
Return paid-in-kind on Class D preferred units	—	6,757
Deferred IPO costs charged against additional paid-in capital	(4,000)	—
Discount (premium) on issuance of securitizations	3,126	45

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Organization and Description of Business

Velocity Financial, LLC (VF or the Company) was a Delaware limited liability company formed on July 9, 2012 for the purpose of acquiring all membership units in Velocity Commercial Capital, LLC (VCC). On January 16, 2020, Velocity Financial, LLC converted from a Delaware limited liability company to a Delaware corporation and changed its name to Velocity Financial, Inc. Upon completion of the conversion, Velocity Financial, LLC’s Class A equity units of 97,513,533 and Class D equity units of 60,193,989 were converted to 11,749,994 shares of Velocity Financial, Inc. common stock. On January 22, 2020, the Company completed its initial public offering of 7,250,000 shares of common stock at a price to the public of $13.00 per share. On January 28, 2020, the Company completed the sale of an additional 1,087,500 shares of its common stock, representing the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. The Company’s stock trades on The New York Stock Exchange under the symbol “VEL”.

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2014-1 Trust through and including the 2020-2 Trust, all of which are New York common law trusts. The Trusts are bankruptcy remote, variable interest entities (VIE) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP).

(a)	Partnership to Corporation Conversion

On January 16, 2020, Velocity Financial, LLC converted from a limited liability company to a corporation and changed its name to Velocity Financial, Inc. The Conversion was accounted for in accordance with ASC 805-50 –Business Combinations, as a transaction between entities under common control. All assets and liabilities of Velocity Financial, LLC were contributed to Velocity Financial, Inc. at their carrying value, and the results of operations are being presented as if the Conversion had occurred on January 1, 2020. Additionally, Class A and Class D’s partnership equity at December 31, 2019 were converted to stockholders’ equity and presented as such on the Consolidated Balance Sheets and the Consolidated Statement of Changes in Stockholders’ Equity effective January 1, 2020.

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

The Company’s significant accounting policies are described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies, of its audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission ("Form 10-K").

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

The following table presents a summary of the assets and liabilities of the Trusts as of June 30, 2020 and December 31, 2019.  Intercompany balances have been eliminated for purposes of this presentation (in thousands):

	June 30, 2020	December 31, 2019
Restricted cash	$1,501	$—
Loans held for investment, net	1,813,658	1,571,100
Accrued interest and other receivables	48,012	56,675
Real estate owned, net	8,440	6,091
Other assets	5	11
Total assets	$1,871,616	$1,633,877
Accounts payable and accrued expenses	$29,888	$21,265
Securities issued	1,599,719	1,438,629
Total liabilities	$1,629,607	$1,459,894

The consolidated financial statements as of June 30, 2020 and December 31, 2019 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs, and do not include any assets, liabilities, revenues, and expenses attributable to limited liability members’ individual activities. The liability of each member in an LLC was limited to the amounts reflected in their respective member accounts.

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

For the March 31, 2020 CECL estimate, the Company used a COVID-19 stress scenario with a six-quarter reasonable and supportable forecast period followed by a three-quarter straight-line reversion period. Management concluded that using a six-quarter forecast and a three-quarter straight-line reversion best coincided with management and analysts’ sentiments that the impact of the COVID crisis would linger into 2021, with expectation of a quick recovery. This forecast period and reversion to historical loss is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

For the June 30, 2020 CECL estimate, the Company used a COVID-19 stress scenario with a five-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period. Management concluded that the original six-quarter COVID-19 stress forecast was still appropriate and, therefore, used five remaining forecasted quarters as of June 30.  Given the second wave of the COVID pandemic, management decided to extend its reversion period by a quarter and used a four-quarter reversion period as of June 30.  This forecast period and reversion to historical loss is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

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

Interest income on loans held for investment is accrued on the unpaid principal balance (UPB) at their respective stated interest rates. Generally, loans are placed on nonaccrual status when they become 90 days past due. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. Management has concluded that ASC 310-20-35-18(a) on interest income recognition does not apply to the forbearances granted under the Company’s COVID-19 forbearance program.  The Company will continue to accrue interest on the COVID-19 forbearance granted loans for all such loans that were less than 90 days past due at the forbearance grant date.  The Company will continue to evaluate the COVID-19 forbearance-granted loans on an individual basis to determine if a reserve should be established on the collectability of the accrued interest and whether any loans should be placed on nonaccrual status at a future date.

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

Recent Regulatory and Legislative Developments

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which, among other things, allows the Company to (i) elect to suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as troubled debt restructurings (TDRs), and (ii) suspend any determination of a loan modified as a result of the effects of COVID-19 as being a TDR, including impairment for accounting purposes.

On March 22, 2020, the federal banking agencies issued an interagency statement to provide additional guidance to financial institutions who are working with borrowers affected by COVID-19. The agencies have confirmed with staff of the Financial Accounting Standards Board that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented

In response to the COVID-19 pandemic, the Company has implemented a COVID-19 forbearance program allowing customers to primarily defer payments for up to 90 days. Deferrals under the CARES Act or interagency guidance are not considered troubled debt restructurings. Interest on loans in the COVID-19 forbearance program that were less than 90 days past due at forbearance grant date will continue to accrue.

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated statement of financial condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$9,803	$14,105
Restricted cash	6,735	1,542
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$16,538	$15,647

Note 5 — Loans Held for Sale, Net

The following table summarizes loans held for sale as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Unpaid principal balance	$214,382	$216,054
Valuation adjustments	(1,307)	(396)
Deferred loan origination costs	(731)	(1,191)
Ending balance	$212,344	$214,467

As of June 30, 2020, $41.0 million of loans held for sale have participated in the COVID-19 forbearance program. Accrued interest on these loans was $1.7 million as of June 30, 2020.

Note 6 — Loans Held for Investment and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment	Total loans held for investment
Unpaid principal balance	$1,841,238	$3,369	$1,844,607	$1,843,290
Valuation adjustments on FVO loans	—	(413)	(413)	(444)
Deferred loan origination costs	25,801	—	25,801	25,714
	1,867,039	2,956	1,869,995	1,868,560
Allowance for loan losses	(5,220)	—	(5,220)	(2,240)
Total loans held for investment and loans held for investment at fair value, net	$1,861,819	$2,956	$1,864,775	$1,866,320

As of June 30, 2020, $293.7 million of loans held for investment have participated in the COVID-19 forbearance program. Accrued interest on these loans was $11.6 million as of June 30, 2020.

As of June 30, 2020 and December 31, 2019, the gross unpaid principal balance of loans held for investment pledged as collateral for the Company’s warehouse facility agreements, and securitizations issued were as follows (in thousands):

	June 30, 2020	December 31, 2019
Citibank warehouse repurchase agreement	$148,272	$108,504
Barclays warehouse repurchase agreement	120,498	175,689
Pacific Western Bank agreement	—	3,331
Total pledged loans	$268,770	$287,524

2014-1 Trust	26,124	29,559
2015-1 Trust	59,168	64,876
2016-1 Trust	82,693	97,727
2016-2 Trust	56,517	68,961
2017-1 Trust	95,491	116,670
2017-2 Trust	157,558	173,390
2018-1 Trust	129,111	141,567
2018-2 Trust	239,362	260,278
2019-1 Trust	218,681	229,151
2019-2 Trust	193,185	210,312
2019-3 Trust	146,479	157,119
2020-1 Trust	256,683	—
2020-2 Trust	128,207
Total	$1,789,259	$1,549,610

(a)	Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment that were nonperforming and on nonaccrual status as of June 30, 2020 and December 31, 2019, and accruing loans that were 90 days or more past due as of June 30, 2020 under the Company’s COVID-19 payment deferral programs. There were no loans accruing interest that were greater than 90 days past due as of December 31, 2019.

	June 30, 2020
	Nonaccrual With		Loans 90+ DPD
	No Allowance	Total	Still Accruing
	for Loan Loss	Nonaccrual	COVID-19 Program
	(In thousands)
Commercial - Purchase	$19,269	$20,615	$18,798
Commercial - Refinance	109,897	113,350	54,323
Residential 1-4 Unit - Purchase	21,760	22,017	14,603
Residential 1-4 Unit - Refinance	109,005	114,790	36,264
Total	$259,931	$270,772	$123,988

Troubled Debt Restructuring included in nonaccrual loans:	$—	$175	$—

December 31, 2019
($ in thousands)
Nonaccrual loans:
Recorded investment	$125,819
Percentage of the originated loans held for investment	6.7%
Impaired loans:
Unpaid principal balance	$124,050
Recorded investment	125,998
Recorded investment of impaired loans requiring a specific allowance	12,286
Specific allowance	913
Specific allowance as a percentage of recorded investment of impaired loans requiring a specific allowance	7.4%
Recorded investment of impaired loans not requiring a specific allowance	$113,712
Percentage of recorded investment of impaired loans not requiring a specific allowance	90.2%
TDRs included in impaired loans:
Recorded investment of TDRs	$179
Recorded investment of TDRs with a specific allowance	179
Specific allowance	25
Recorded investment of TDRs without a specific allowance	—

The Company has made the accounting policy election not to measure an allowance for credit losses for accrued interest receivables. The Company has also made the accounting policy election to write off accrued interest receivables by reversing interest income when loans are placed on nonaccrual status, or 90 days or more past due, other than the COVID-19 forbearance-granted loans. The Company will continue to evaluate the COVID-19 forbearance-granted loans on an individual basis to determine if a reserve should be established on the collectability of the accrued interest and whether any loans should be placed on nonaccrual status at a future date. The following table presents the amortized cost basis in the loans held for investment as of June 30, 2020 and 2019, and the amount of accrued interest receivables written off by reversing interest income by portfolio segment for the six months ended June 30, 2020 and 2019 (in thousands):

	June 30, 2020		June 30, 2019
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$303,373	$425	$255,802	$119
Commercial - Refinance	711,397	2,633	$647,838	558
Residential 1-4 Unit - Purchase	245,579	404	$237,445	154
Residential 1-4 Unit - Refinance	606,432	2,255	$544,663	499
Total	$1,866,781	$5,717	$1,685,748	$1,330

For the six months ended June 30, 2020 and 2019, there was no accrued interest income recognized on nonaccrual loans, cash basis interest income recognized on nonaccrual loans was $6.7 million and $5.4 million, respectively, and the average recorded investment of individually evaluated loans, computed using month-end balances, was $180.2 million and $105.2 million, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified as of June 30, 2020 and December 31, 2019.

(b)	Allowance for Credit Losses

The following tables present the activity in the allowance for credit losses for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020					2019
			Residential	Residential
	Commercial	Commercial	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Total	Total
Allowance for credit losses:
Beginning balance	$352	$1,594	$250	$1,300	$3,496	$1,916
Provision for loan losses	172	1,093	211	324	1,800	212
Charge-offs	—	—	(58)	(18)	(76)	(32)
Ending balance	$524	$2,687	$403	$1,606	$5,220	$2,096

	Six Months Ended June 30,
	2020					2019
			Residential	Residential
	Commercial	Commercial	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Total	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$304	$1,016	$148	$772	$2,240	$1,680
Impact of adopting ASC 326	19	62	9	47	137	—
Provision for loan losses	280	1,609	382	817	3,088	560
Charge-offs	(79)	—	(136)	(30)	(245)	(144)
Ending balance	$524	$2,687	$403	$1,606	$5,220	$2,096

Allowance related to:
Loans individually evaluated	$181	$592	$96	$404	$1,273	$803
Loans collectively evaluated	342	2,095	307	1,203	3,947	1,293
Amortized cost related to:
Loans individually evaluated	$20,615	$113,350	$22,017	$114,790	$270,772	$99,905
Loans collectively evaluated	282,759	598,046	223,561	491,643	1,596,009	1,585,843
(c)	Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-off rate in relation to its nonperforming loans as its credit quality indicator. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. For the three months ended June 30, 2020, the annualized charge-off rate was 0.1%of average nonperforming loans. The charged-off rate was 0.52% for the year ended December 31, 2019.

Other credit quality indicators include aging status and accrual status. The following table presents the aging status of the amortized cost basis in the loans held for investment portfolio as of June 30, 2020, which includes $293.7 million loans in the Company’s COVID-19 forbearance program, and as of December 31, 2019 (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
June 30, 2020	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$256	$2,346	$18,013	$20,615	$—	$20,615
Commercial - Refinance	6,349	3,957	102,869	113,175	175	113,350
Residential 1-4 Unit - Purchase	—	193	21,824	22,017	—	22,017
Residential 1-4 Unit - Refinance	2,122	3,741	108,927	114,790	—	114,790
Total loans individually evaluated	$8,727	$10,237	$251,633	$270,597	$175	$270,772
Loans collectively evaluated
Commercial - Purchase	$20,880	$21,454	$18,798	$61,132	$221,626	$282,758
Commercial - Refinance	42,512	57,863	54,323	154,698	443,349	598,047
Residential 1-4 Unit - Purchase	16,377	17,571	14,603.0	48,551	175,011	223,562
Residential 1-4 Unit - Refinance	43,251	51,319	36,264.0	130,834	360,808	491,642
Total loans collectively evaluated	$123,020	$148,207	$123,988	$395,215	$1,200,794	$1,596,009
Ending balance	$131,747	$158,444	$375,621	$665,812	$1,200,969	$1,866,781

December 31, 2019:
Impaired loans	$6,195	$7,696	$111,928	$125,819	$179	$125,998
Nonimpaired loans	119,465	41,138	—	160,603	1,578,984	1,739,587
Ending balance	$125,660	$48,834	$111,928	$286,422	$1,579,163	$1,865,585

(1)	Includes loans in bankruptcy and foreclosure less than 90 days past due

The following table presents the aging of the amortized cost basis of loans held for investment in the Company's COVID-19 forbearance program as of June 30, 2020 (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
June 30, 2020	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$—	$607	$493	$1,100	$—	$1,100
Commercial - Refinance	2,143	2,659	5,938	10,740	—	10,740
Residential 1-4 Unit - Purchase	—	—	—	—	—	—
Residential 1-4 Unit - Refinance	—	677	6,935	7,612	—	7,612
Total loans individually evaluated	$2,143	$3,943	$13,366	$19,452	$—	$19,452
Loans collectively evaluated
Commercial - Purchase	$6,397	$18,220	$18,798	$43,415	$1,357	$44,772
Commercial - Refinance	14,932	39,382	54,323	108,637	5,128	113,765
Residential 1-4 Unit - Purchase	4,447	12,957	14,603.0	32,007	504	32,511
Residential 1-4 Unit - Refinance	11,607	30,649	36,264.0	78,520	4,718	83,238
Total loans collectively evaluated	$37,383	$101,208	$123,988	$262,579	$11,707	$274,286
Ending balance	$39,526	$105,151	$137,354	$282,031	$11,707	$293,738
(1)	Includes loans in bankruptcy and foreclosure less than 90 days past due

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following table presents the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year.

	Term Loans Amortized Cost Basis by Origination Year
June 30, 2020:	2020	2019	2018	2017	2016	Pre-2016	Total
Commercial - Purchase
Payment performance
Performing	$34,584	$108,737	$69,533	$43,403	$12,436	$14,065	$282,758
Nonperforming	1,248	2,311	7,556	5,455	1,638	2,407	20,615
Total Commercial - Purchase	$35,832	$111,048	$77,089	$48,858	$14,074	$16,472	$303,373

Commercial - Refinance
Payment performance
Performing	$47,092	$189,377	$162,485	$97,438	$41,402	$60,253	$598,047
Nonperforming	4,329	24,968	36,661	26,465	8,234	12,693	113,350
Total Commercial - Refinance	$51,421	$214,345	$199,146	$123,903	$49,636	$72,946	$711,397

Residential 1-4 Unit - Purchase
Payment performance
Performing	$17,197	$79,654	$52,571	$33,293	$9,076	$31,771	$223,562
Nonperforming	—	6,057	6,715	4,355	1,348	3,542	22,017
Total Residential 1-4 Unit - Purchase	$17,197	$85,711	$59,286	$37,648	$10,424	$35,313	$245,579

Residential 1-4 Unit - Refinance
Payment performance
Performing	$45,449	$194,144	$106,217	$73,069	$28,540	$44,223	$491,642
Nonperforming	3,206	35,013	37,479	16,467	7,400	15,225	114,790
Total Residential 1-4 Unit - Purchase	$48,655	$229,157	$143,696	$89,536	$35,940	$59,448	$606,432

Total Portfolio	$153,105	$640,261	$479,217	$299,945	$110,074	$184,179	$1,866,781

Note 7 — Securitizations, Net

From May 2011 through June 2020, the Company completed fourteen securitizations of $3.1 billion of loans, issuing $2.9 billion of securities to third parties through fourteen respective Trusts. The Company is the sole beneficial interest holder of the Trusts, which are variable interest entities included in the consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 5%–30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from September 2044 through June 2050.

The following table summarizes the outstanding balance, net of discounts and deals costs, of the securities and the effective interest rate for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Securitizations:
Securitizations, net	$1,599,719	$1,261,456
Interest expense	37,104	33,553
Average outstanding balance	1,565,754	1,277,009
Effective interest rate (1)	4.74%	5.25%

(1)

Represents annualized interest expense divided by average gross outstanding balance and includes average rate (4.19%) and debt issue cost amortization (0.55%) and average rate (4.65%) and debt issue cost amortization (0.60%) for the six months ended June 30, 2020 and 2019, respectively.

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

On August 29, 2019, the Company entered into a five-year $153.0 million corporate debt agreement with Owl Rock Capital Corporation, the “2019 Term Loan”. The 2019 Term Loan under this agreement bears interest at a rate equal to one-month LIBOR (with a LIBOR floor that is generally 1.0%) plus 7.50% and matures in August 2024.

As of June 30, 2020 and December 31, 2019, the balance of the 2019 Term Loan was $78.0 million and $153.0 million, respectively. In January 2020, the Company used a portion of its IPO proceeds to pay down $75.0 million in principal amount of the 2019 Term Loan.  The balance in the consolidated Statements of Financial Condition is net of debt issuance costs of $3.4 million and $7.4 million, respectively. The 2019 Term Loan is secured by substantially all assets of the Company not otherwise pledged under a securitization or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants or otherwise default under the notes, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of June 30, 2020 and December 31, 2019, the Company was in compliance with these covenants.

(b)	Warehouse Repurchase and Revolving Loan Facilities, Net

The Barclays Repurchase Agreement was originally entered into on May 29, 2015 by and between VCC and Barclays Bank PLC and matured on August 3, 2020. The agreement was a short-term borrowing facility, collateralized by a pool of loans, with an initial maximum capacity of $300.0 million, and borne interest at one-month LIBOR plus a margin that ranges from 3.000% to 3.125%. All borrower payments on loans financed under the warehouse repurchase facility were first used to pay interest on the facility. For the six months ended June 30, 2020 and 2019, the effective interest rates were 4.81% and 5.90%, respectively.

The Citibank Repurchase Agreement was originally entered into on May 17, 2013 by and between VCC and Citibank, N.A. and has a current maturity date of September 30, 2020. The Agreement is a short-term borrowing facility, collateralized by a pool of performing loans, with a maximum capacity of $200.0 million, and bears interest at one-month LIBOR plus 3.25%. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. For the six months ended June 30, 2020 and 2019, the effective interest rates were 4.29% and 5.78%, respectively.

On September 12, 2018, the Company entered into a three-year secured revolving loan facility agreement with Pacific Western Bank. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at the lesser of the one-month LIBOR Rate plus 3.5% per annum and the maximum rate, which is the highest lawful and non-usurious rate of interest applicable to the loan. The maximum loan amount under this facility is $50 million. This facility was paid down to zero as of June 30, 2020.

On December 26, 2019, the Company entered into a $3.0 million loan agreement with Hershiser Capital Finance, the “HCF loan”. The HCF loan is secured by five real properties acquired by the Company through foreclosure or by deed-in lieu of foreclosure.  The HCF loan bears a fixed interest rate of 9.5%, and matures the earlier of (i) January 1, 2021, and (ii) the date on which the unpaid principal balance of this loan becomes due and payable by acceleration or otherwise pursuant to the loan documents or the exercise by the lender of any right or remedy under any loan document. The maturity date of the HCF loan is subject to extension up to July 1, 2021.

Certain of the Company’s loans are pledged as security under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of June 30, 2020 and December 31, 2019, the Company was in compliance with these covenants.

The following table summarizes the maximum borrowing capacity and current gross balances outstanding for the Company’s warehouse facilities and loan agreements as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Period end balance (1)	Maximum borrowing capacity	Period end balance (1)	Maximum borrowing capacity
Barclays repurchase agreement	$71,522	$300,000	$226,212	$250,000
Citibank repurchase agreement	87,098	200,000	190,977	200,000
Pacific Western credit agreement	—	50,000	2,499	50,000
Hershiser Capital Finance loan agreement	2,820	3,000	3,000	3,000

(1)

Warehouse repurchase facilities amounts in the consolidated balance sheets are net of debt issuance costs amounting to $0.6 million and $1.1 million as of June 30, 2020 and December 31, 2019, respectively.

The following table provides an overview of the activity and effective interest rate for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Warehouse repurchase facilities:
Average outstanding balance	$295,013	$197,721
Highest outstanding balance at any month-end	439,547	280,710
Effective interest rate (1)	4.70%	5.90%

(1)

Represents annualized interest expense divided by average gross outstanding balance and includes average rate (4.29%) and debt issue cost amortization (.41%) and average rate (5.46%) and debt issue cost amortization (0.44%) for the six months ended June 30, 2020 and 2019, respectively.

The following table provides a summary of interest expense that includes debt issuance cost amortization, interest, amortization of discount, and deal cost amortization for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020		2019
Warehouse repurchase facilities	$6,932		$5,834
Securitizations	37,104		33,553
Interest expense — portfolio related	44,036		39,387
Interest expense — corporate debt	8,237	(1)	6,706
Total interest expense	$52,273		$46,093

(1)

Included in the $8.2 million of interest expense – corporate debt for the six months ended June 30, 2020 was the one-time debt issuance costs write-off of $3.5 million and prepayment penalties of $0.3 million associated with the repayment of $75.0 million in outstanding principal amount in January 2020.

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

The Company records a repurchase liability relating to representations and warranties and early payment defaults. The method used to estimate the liability for repurchase is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults. The Company establishes a liability at the time loans are sold and continually updates the estimated repurchase liability. The level of the repurchase liability for representations and warranties and early payment default requires considerable management judgment. As of June 30, 2020 and December 31, 2019, the balance of repurchase liability was $76 thousand, and it is included in accounts payable and accrued expenses in the consolidated balance sheets.

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

The Company repurchased all outstanding Class C preferred units for an aggregate purchase price equal to the Class C liquidation preference of approximately $27.7 million on August 29, 2019. All Class A and Class D units were converted to common stock upon the conversion of the Company into a corporation on January 16, 2020. All Class B units were converted at zero value upon the conversion of the Company into a corporation on January 16, 2020. Prior to the Company’s IPO, the outstanding Class A, Class B and Class D units and equity balance were as follows as of December 31, 2019 ($ in thousands):

December 31, 2019
Class A units issued and outstanding	97,514
Class A equity balance	$92,650
Class B units issued and outstanding	16,072
Class B equity balance	$—
Class D units issued and outstanding	60,194
Class D equity balance	$60,194

Note 11 — Stock-Based Compensation

The Company’s 2020 Omnibus Incentive Plan, or the 2020 Plan, authorized grants of stock‑based compensation instruments to purchase or issue up to 1,520,000 shares of Company common stock. In connection with its IPO in January 2020, the Company granted stock options to non-employee directors and certain employees, including named executive officers to purchase approximately 782,500 shares of common stock with an exercise price per share equal to the initial public offering price of $13.00.

Stock options vest ratably over a service period of three years from the date of the grant. Compensation expense related to stock options is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. For the six months ended June 30, 2020, 10,000 shares of stock options were forfeited, and the Company recognized $0.5 million compensation expense related to the outstanding stock options granted to employees. Such amount is included in “Compensation and employee benefits” on the Consolidated Statement of Income. The amount of unrecognized compensation expense related to unvested stock options totaled $2.6 million as of June 30, 2020. As of June 30, 2020, unvested stock options outstanding were 772,500 shares at an exercise price per share of $13.00.

Note 12 — Earnings (Loss) Per Share

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock that shared in earnings.

The following table presents the basic and diluted loss per share calculations for the three and six months ended June 30, 2020:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
	(In thousands, except share and per share data)
Basic EPS:
Net income	$2,141	$4,720
Less deemed dividends on preferred stock	48,955	48,955
Net loss allocated to common stock	$(46,814)	$(44,235)
Less earnings allocated to participating securities	—	—
Net loss allocated to common stock	$(46,814)	$(44,235)
Weighted average common shares outstanding	20,087	20,087
Basic loss per common share	$(2.33)	$(2.20)
Diluted EPS:
Net loss allocated to common shareholders	$(46,814)	$(44,235)
Weighted average common shares outstanding	20,087	20,087
Add dilutive effects for assumed conversion of Series A preferred stock	—	—
Add dilutive effects for warrants	—	—
Add dilutive effects for stock options	—	—
Weighted average diluted common shares outstanding	20,087	20,087
Diluted loss per common share	$(2.33)	$(2.20)

Earnings per common share is not applicable to periods prior to the Company's IPO on January 17, 2020.

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Shares underlying Series A Convertible Preferred Stock	11,688,312	11,688,312
Shares underlying warrants	3,013,125	3,013,125
Stock options	772,500	772,500
Share equivalents excluded from EPS	15,473,937	15,473,937

Note 13 — Convertible Preferred Stock

On April 7, 2020, the Company issued and sold in a private placement 45,000 newly issued shares of Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred”), at a price per share of $1,000, plus warrants (the “Warrants”) to purchase an aggregate of 3,013,125 shares of the Company’s common stock to funds affiliated with Snow Phipps and a fund affiliated with Pacific Investment Management Company LLC (TOBI). Snow Phipps and TOBI are considered affiliates and, therefore, are related parties to the Company. This offering resulted in net proceeds to the Company of $43.2 million. In connection with these transactions, the Company entered into a securities purchase agreement with Snow Phipps and TOBI granting TOBI the right to nominate an additional director to the Company’s board of directors for so long as TOBI and its permitted transferees meet certain ownership thresholds.

The Preferred ranks senior to the Company’s common stock with respect to the payment of dividends and distribution of assets upon liquidation, dissolution and winding up. It is entitled to receive any dividends or distributions paid in respect of the common stock on an as-converted basis and has no stated maturity and will remain outstanding indefinitely unless converted into common stock or repurchased by the Company. Holders of the Preferred will be entitled to vote, together with the holders of common stock, on an as-converted basis, subject to limitations of the rules of the New York Stock Exchange, on all matters submitted to a vote of the holders of common stock, and as a separate class as required by law. The holders of the Preferred will also have the right to elect two directors to the board of directors of the Company if the Company defaults under its obligation to repurchase the Preferred.

The Preferred has a liquidation preference equal to the greater of (i) $2,000 per share from April 7, 2020 through October 7, 2022, which amount increases ratably to $3,000 per share from October 8, 2022 through November 28, 2024 and to $3,000 per share from and after November 28, 2024 and (ii) the amount such holder would have received if the Preferred had converted into common stock immediately prior to such liquidation.

Following shareholder approval at the Special Meeting of Shareholders held on August 13, 2020, the Preferred is convertible at the option of the holder into the number of shares of common stock equal to then applicable conversion rate plus cash in lieu of fractional shares, if any. The initial conversion price is $3.85 per share of common stock and is subject to customary antidilution adjustments. In addition, the Company has the right to cause the Preferred to convert beginning October 7, 2021 if the Company’s common stock meets certain weighted average price targets.

Beginning on October 7, 2022, if permitted by the terms of the Company’s material indebtedness, and in no event later than November 28, 2024, holders of the Preferred have the option to cause the Company to repurchase all or a portion of such holder’s shares of Preferred, for an amount in cash equal to such share’s liquidation preference. If the Company defaults on its repurchase obligation, the holders of the Preferred have the right (until the repurchase price has been paid in full, in cash, or such the Preferred has been converted) to force a sale of the Company and the holders of the Preferred will have the right to elect two directors of the Company’s Board until such default is cured. The Company is also required to redeem the Preferred upon a change of control (as defined in the certificate of designation governing the Preferred).

The Warrants are exercisable at the warrantholder’s option at any time and from time to time, in whole or in part, until April 7, 2025 at an exercise price of $2.96 per share of common stock, with respect to 2,008,750 of the Warrants, and at an exercise price of $4.94 per share of common stock, with respect to 1,004,375 of the Warrants. The exercise price and the number of shares of common stock issuable upon exercise of the Warrants are subject to customary antidilution adjustments and certain issuances of common stock (or securities convertible into or exercisable for common stock) at a price (or having a conversion or exercise price) that is less than the then current exercise price. The Company is not required to affect an exercise of Warrants, if after giving effect to the issuance of common stock upon exercise of such Warrants such warrantholder together with its affiliates would beneficially own 49% or more of the Company’s outstanding common stock.

The Company determined that none of the features embedded in the Preferred were required to be accounted for separately as a derivative.

The Preferred is recorded as mezzanine equity (temporary equity) on the consolidated balance sheets because it is not mandatorily redeemable, but does contain a redemption feature at the option of the preferred stock holders that is considered not solely within the Company’s control. Because the Preferred becomes redeemable at any time after 2.5 years from the Closing Date of April 7, 2020, the Company has elected to recognize the changes in the maximum redemption value immediately as they occur and adjust the carrying value of the Preferred to equal the maximum redemption value at the end of each reporting period which is viewed as the redemption date for the Preferred. At June 30, 2020, the Company recognized the Preferred maximum redemption value of $90.0 million, which is the maximum redemption value on the earliest redemption date based on a redemption value of $2,000 per share and 45,000 shares of Preferred. The recording of the Preferred maximum redemption value was treated as a deemed dividend and resulted in a $49.0 million charge to Shareholders’ Equity.

Note 14 — Fair Value Measurements

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

The following tables present information on assets measured and recorded at fair value as of June 30, 2020 and December 31, 2019, by level, in the fair value hierarchy (in thousands):

	Fair value measurements using			Total at
June 30, 2020	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$2,956	$2,956
Interest-only strips	—	—	845	845
Total recurring fair value measurements	—	—	3,801	3,801
Nonrecurring fair value measurements:
Loans held for sale, net	—	—	212,344	212,344
Real estate owned, net	—	—	15,648	15,648
Individually evaluated loans requiring specific allowance, net	—	—	269,499	269,499
Total nonrecurring fair value measurements	—	—	497,491	497,491
Total assets	$—	$—	$501,292	$501,292

	Fair value measurements using			Total at
December 31, 2019	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$2,960	$2,960
Interest-only strips	—	—	894	894
Total recurring fair value measurements	—	—	3,854	3,854
Nonrecurring fair value measurements:
Loans held for sale, net	—	—	214,467	214,467
Real estate owned, net	—	—	13,068	13,068
Impaired loans requiring specific allowance, net	—	—	11,373	11,373
Total nonrecurring fair value measurements	—	—	238,908	238,908
Total assets	$—	$—	$242,762	$242,762

The following table presents gains and losses recognized on assets measured on a nonrecurring basis for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (loss) on assets measured on a nonrecurring basis	2020	2019	2020	2019
Loans held for sale, net	$(921)	$(20)	$(961)	$69
Real estate held for sale, net	(648)	(363)	(1,216)	(377)
Individually evaluated loans requiring specific allowance, net	(431)	(66)	(360)	(167)
Total net loss	$(2,000)	$(449)	$(2,537)	$(475)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring allowance, net	$269,499	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	15,648	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	2,956	Discounted cash flow	Discount rate	10.5%	10.5%
			Collateral value (% of UPB)	8.0% to 97.0%	88.0%
			Timing of resolution/payoff (months)	5 to 212	60.0
			Prepayment rate	15.0%	15.0%
			Default rate	1.0%	1.0%
			Loss severity rate	10.0%	10.0%
Loans held for sale	212,344	Discounted cash flow	Discount rate	12.0% to 15.0%	14.5%
			Timing of resolution/payoff (months)	0 to 13	7.6

Interest-only strips	845	Discounted cash flow	Discount rate	15.0%	15.0%
			Timing of resolution/payoff (months)	0 to 13.0	2.4

	December 31, 2019
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Collateral dependent impaired loans requiring specific allowance, net	$11,373	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	13,068	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	2,960	Discounted cash flow	Discount rate	10.5%	10.5%
			Collateral value (% of UPB)	18.0% to 94.0%	87.0%
			Timing of resolution/payoff (months)	5 to 218	65.0
			Prepayment rate	15.0%	15.0%
			Default rate	1.0%	1.0%
			Loss severity rate	10.0%	10.0%
Loans held for sale	214,467	Discounted cash flow	Discount rate	12.0% to 15.0%	14.7%
			Timing of resolution/payoff (months)	0 to 12	7.0

Interest-only strips	894	Discounted cash flow	Discount rate	15.0%	15.0%
			Timing of resolution/payoff (months)	0 to 7.0	2.1

The following is a rollforward of loans that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$2,987	$2,971	$2,960	$3,463
Loans liquidated	—	45	—	(421)
Principal paydowns	(18)	(17)	(36)	(34)
Total unrealized gain (loss) included in net income	(13)	(25)	32	(34)
Ending balance	$2,956	$2,974	$2,956	$2,974

The following is a rollforward of interest-only strips that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$1,534	$1,609	$894	$812
Interest-only strip additions	—	330	1,820	1,634
Interest-only strip write-offs	(689)	(661)	(1,869)	(1,131)
Total unrealized loss included in net income	—	(85)	—	(122)
Ending balance	$845	$1,193	$845	$1,193

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value through the use of a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of June 30, 2020 and December 31, 2019, the only financial assets measured at fair value were certain individually evaluated loans held for investment, loans held for sale, interest-only strips, REO and FVO loans, which were measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $9.6 million and $11.4 million as of June 30, 2020 and December 31, 2019, net of specific allowance for credit losses of approximately $1.3 million and $0.9 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated (in thousands):

	June 30, 2020
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$9,803	$9,803	$—	$—	$9,803
Restricted cash	6,735	6,735	—	—	6,735
Loans held for sale, net	212,344	—	—	212,344	212,344
Loans held for investment, net	1,861,819	—	—	1,767,635	1,767,635
Loans held for investment, at fair value	2,956	—	—	2,956	2,956
Accrued interest receivables	17,793	17,793	—	—	17,793
Interest-only strips	845	—	—	845	845

Liabilities:
Secured financing, net	$74,571	$—	$—	$75,010	$75,010
Warehouse repurchase facilities, net	160,796	—	160,796	—	160,796
Securitizations, net	1,599,719	—	—	1,617,114	1,617,114
Accrued interest payable	7,777	7,777	—	—	7,777

	December 31, 2019
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$21,465	$21,465	$—	$—	$21,465
Restricted cash	6,087	6,087	—	—	6,087
Loans held for sale, net	214,467	—	—	222,260	222,260
Loans held for investment, net	1,863,360	—	—	1,913,481	1,913,481
Loans held for investment, at fair value	2,960	—	—	2,960	2,960
Accrued interest receivable	13,295	13,295	—	—	13,295
Real estate owned, net	13,068	—	—	13,068	13,068
Interest-only strips	894	—	—	894	894

Liabilities:
Secured financing, net	$145,599	$—	$—	$153,000	$153,000
Warehouse repurchase facilities, net	421,548	—	421,548	—	421,548
Securitizations, net	1,438,629	—	—	1,486,990	1,486,990
Accrued interest payable	7,190	7,190	—	—	7,190

Note 15 — Subsequent Events

The Company completed the securitization of $276.0 million of investor real estate loans through VCC 2020-MC1 on July 10, 2020. The securitization is accounted for as secured borrowings. The VCC 2020-MC1 Trust (“2020-MC1”) is a debt for tax structure and is collateralized primarily with the Company’s short-term loans and traditional loans. On July 1, 2020, management elected to transfer its entire portfolio of short-term loans from HFS to HFI based on a change in intent from selling the short-term loans to holding them to maturity as collateral for the 2020-MC1 securitization.

On July 9, 2020, a class action complaint was filed in the United States District Court for the Central District of California, naming the Company, certain of its directors, officers and shareholders and others alleging violations of securities laws, including making false and misleading statements and omissions in the Company's offering materials for the Company's January 2020 initial public offering of its common stock. The complaints seek unspecified damages and an award of costs and expenses, including attorneys’ fees.  We cannot predict the length of time that this action will be ongoing or the liability, if any, which may arise.

The Barclays Repurchase Agreement between VCC and Barclays Bank PLC matured and terminated on August 3, 2020. The Citibank Repurchase Agreement between VCC and Citibank, N.A. was extended to September 30, 2020.

The Company has evaluated events that have occurred subsequent to June 30, 2020 through the issuance of the accompanying consolidated financial statements and has concluded there are no other subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2019, the risk factors contained in our Form 10-Q for the quarter ended March 31, 2020 as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

In addition, the statements and assumptions in this Quarterly Report that are not statements of historical fact are forward-looking statements within the meaning of federal securities laws. In particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the next quarter and beyond are forward-looking statements. For important information regarding these forward-looking statements, please see the discussion below under the caption “Cautionary Note on Forward-Looking Statements.”

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

We operate in a large and highly fragmented market with substantial demand for financing and limited supply of institutional financing alternatives. We have developed the highly-specialized skill set required to effectively compete in this market, which we believe has afforded us a durable business model. We offer competitive pricing to our borrowers by pursuing low-cost financing strategies and by driving front- end process efficiencies through customized technology designed to control the cost of originating a loan. Furthermore, by originating loans through our efficient and scalable network of approved mortgage brokers, we are able to maintain a wide geographical presence and nimble operating infrastructure capable of reacting quickly to changing market environments.

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee and, based on all loans in our portfolio as of June 30, 2020, has an average balance of approximately $327,000. As of June 30, 2020, our loan portfolio, including both loans held for investment and loans held for sale, totaled $2.1 billion of UPB on properties in 45 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 65.8%, and was concentrated in 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, representing 51.3% of the UPB. For the three months ended June 30, 2020, the annualized yield on our total portfolio was 7.59%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse repurchase facilities, securitizations, corporate debt and equity. The securitization market is our primary source of long-term financing. We have successfully executed fourteen securitizations, resulting in a total of over $2.9 billion in gross debt proceeds from May 2011 through June 2020.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on our loan portfolio and interest expense paid on our portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of our warehouse repurchase facilities and securitizations and excludes our corporate debt. For the three months ended June 30, 2020, our annualized portfolio related net interest margin was 3.54%. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for loan losses and operating expenses. For the three months ended June 30, 2020, we generated pre-tax income and net income of $2.6 million and $2.1 million, respectively.

In January 2020, we completed the initial public offering of our common stock, par value $0.01 per share (our “common stock”). We received net proceeds received from the sale of our common stock in the IPO of $100.7 million, a portion of which we used to repay $75.0 million of principal on our existing corporate debt.

On April 7, 2020, we issued and sold 45,000 shares of our newly designated Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), in a private placement to affiliates of Snow Phipps and TOBI (the “Purchasers”), our two largest common stockholders, at a price per share of  Preferred Stock of $1,000. In addition, as part of that private placement, we issued and sold to the Purchasers warrants (the “Warrants”) to purchase an aggregate of 3,013,125 shares of our common stock. This private placement offering resulted in gross proceeds to us of $45.0 million. We used the proceeds from this private placement to pay down our existing warehouse repurchase facilities and for general corporate purposes

Items Affecting Comparability of Results

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

In late March 2020, we temporarily suspended our loan originations and purchases due to the business and economic uncertainties caused by the COVID-19 outbreak. In addition, effective May 1, 2020, we furloughed a significant number of our employees, mostly within our loan origination function. As of June 30, 2020, loan originations remained suspended and our employee furlough remained on-going.

On April 7, 2020, we issued and sold Preferred Stock and Warrants resulting in gross proceeds to us of $45.0 million.

Recent Developments

Strategies to Address Uncertainties Caused by COVID-19

The COVID-19 outbreak has caused significant disruption in business activity and the financial markets both globally and in the United States. As a result of the spread of COVID-19, economic uncertainties have arisen which have negatively impacted our financial condition, results of operations and cash flows. The further extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on our customers, employees and vendors, all of which is uncertain at this time and cannot be predicted.

We have executed a number of business initiatives as a result of the effects of the COVID-19 pandemic, including the following:

•

As mentioned, we temporarily suspended our loan originations and loan purchases and furloughed a significant number of our employees, mostly within our loan origination function. During the quarter ended June 30, 2020, we did not originate any loans and did not purchase any loans.

•

We issued and sold Preferred Stock and Warrants resulting in gross proceeds to us of $45.0 million. We used the proceeds from this private placement to pay down our existing warehouse repurchase facilities and for general corporate purposes.

•

On April 6, 2020, we entered into amendments to the master repurchase agreements on both of our warehouse repurchase agreements with the lenders under such agreements. Each of these agreements were completely paid down with the 2020- MC1 securitization that closed in July.

•	We have implemented a COVID-19 forbearance program designed to help small investors retain their properties and minimize our portfolio losses.
•

On July 10, 2020, we securitized $276.0 million of short-term and traditional investor real estate loans and issued $179.4 million of notes and certificates. We used the proceeds from this securitization to fully pay off our existing warehouse lines.

•	We are exploring new financing alternatives for future use when we determine to resume originating and purchasing loans.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires certain judgments and assumptions, based on information available at the time of preparation of the consolidated financial statements, in determining accounting estimates used in preparation of the consolidated financial statements. The following discussion addresses the accounting policies that we believe apply to us based on the nature of our operations. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments used to prepare our financial statements are based upon reasonable assumptions given the information available at that time. We believe the following are critical accounting policies that require the most significant judgments and estimates used in the preparation of the consolidated financial statements. The summary below should be read in conjunction with the disclosure of our accounting policies and use of estimates in Note 2 to the consolidated financial statements.

Allowance for Credit Losses

Effective January 1, 2020, we adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments using the open pool methodology for all financial assets measured at amortized cost, which as of the adoption date consisted entirely of our held for investment loan portfolio.

ASU 2016-13 replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables held for investment. Under the CECL methodology, the allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. We identified the following portfolio segments based on risk characteristics of the loans in its loan portfolio (pool):

•	Residential 1– 4 Unit – Purchase (loans to purchase 1– 4 unit residential rental properties);
•	Residential 1– 4 Unit – Refinance (refinance loans on 1– 4 unit residential rental properties);
•	Commercial – Purchase (loans to purchase traditional commercial properties) and
•	Commercial – Refinance (refinance loans on traditional commercial properties).

We determined the collectability of our loans by evaluating certain risk characteristics. The segmentation of its loan portfolio was determined based on analyses of our loan portfolio performance over the past seven years. Based on analyses of the loan portfolio’s historical performance, we concluded that loan purpose and product types are the most significant risk factors in determining its expectation of future loan losses. Loan purpose considers whether a borrower is acquiring the property or refinancing an existing property. Our historical experience shows that refinance loans have higher loss rates than acquisitions. Product type includes residential 1-4 unit property and traditional commercial property. Our historical experience shows that traditional commercial property loans have higher loss rates than residential 1-4 unit property.

To determine the loss rates used for the open pool methodology, we start with our historical database of losses, segment the loans by loan purpose and product type, and then adjust the loss rates based upon macroeconomic forecasts over a reasonable and supportable period. The reasonable and supportable period is meant to represent the period in which we believe the forecasted macroeconomic variables can be reasonably estimated.

In determining the January 1, 2020 CECL transition impact, we used a third-party model with a four-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period.  Management determined that a four-quarter forecast period and four-quarter straight-line reversion period were appropriate for the January 1, 2020 initial CECL estimate because, as of the beginning of the year, the economy was strong, unemployment and interest rates were low, and GDP was expected to have a modest increase during 2020.  Management concluded that using a 1-year forecast trending steadily back to our historical loss levels best fit the strong, stable economy at that time.

For the June 30, 2020 CECL estimate, we used a COVID-19 stress scenario with a five-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period. Management concluded that the original six-quarter COVID-19 stress forecast was still appropriate and, therefore, used five remaining forecasted quarters as of June 30.  Given the second wave of the COVID-19 pandemic, management decided to extend its reversion period by a quarter and used a four-quarter reversion period as of June 30.  This forecast period and reversion to historical loss is subject to change as conditions in the market change and our ability to forecast economic events evolves.

Loans 90 days or more delinquent, in bankruptcy, or in foreclosure, are evaluated individually. Loans individually evaluated are excluded from loans evaluated collectively by segment. When loans are individually evaluated, we primarily rely on the value of the underlying real estate, coupled with low loan-to-value ratios, to satisfy the loan obligation, either through successful loss mitigation efforts or foreclosure and sale of the underlying real estate. Expected loan losses are based on the fair value of the collateral underlying the loans at the reporting date, adjusted for estimated selling costs as appropriate.

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when we believe the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

We estimate the allowance using relevant available information, from internal and external sources, relating to historical performance, current conditions, and reasonable and supportable macroeconomic forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses.  Adjustments to historical loss information are considered for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels, or term, as well as for changes in environmental conditions, such as unemployment rates, property values and changes in the competitive or regulatory environment.

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

Interest income on loans held for investment is accrued on the unpaid principal balance (UPB) at their respective stated interest rates. Generally, loans are placed on nonaccrual status when they become 90 days past due. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. Management has concluded that ASC 310-20-35-18(a) on interest income recognition does not apply to the forbearances granted under our forbearance program. We will continue to accrue interest on the COVID-19 forbearance granted loans for all such loans that were less than 90 days past due at the forbearance grant date.  We will continue to evaluate the COVID-19 forbearance-granted loans on an individual basis to determine if a reserve should be established on the collectability of the accrued interest and whether any loans should be placed on nonaccrual status at a future date.

We made the accounting policy election not to measure an allowance for credit losses for accrued interest receivables. When a loan is placed on nonaccrual status, the accrued and unpaid interest is reversed as a reduction of interest income and accrued interest receivable. Accrued interest receivable is excluded from the amortized cost of loans and it is presented as accrued interest receivable in the Consolidated Balance Sheets.

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

Factors Affecting Our Results of Operations

We believe there are a number of factors that impact our business, including those discussed below and in the risk factors disclosed in our Form 10-K for the year ended December 31, 2019 and Form 10-Q for the quarter ended March 31, 2020.

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

Origination Volume

Portfolio related net interest income is the largest contributor to our net income. We have grown our portfolio related net interest income by $2.0 million or 12.1% from $16.6 million for the quarter ended June 30, 2019 to $18.6 million for the quarter ended June 30, 2020. The growth in net interest income is largely attributable to our growth in loan originations until mid-March 2020, at which time we suspended originations due to the COVID-19 lockdown.

Our future performance will be impacted to the extent that we continue to suspend loan originations as we rely on new loans to offset maturities and prepayments in our existing portfolio. Loan originations remain suspended as of June 30, 2020. We are exploring new financing alternatives for future use when we determine to resume originating and purchasing loans.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	June 30, 2020		December 31, 2019	June 30, 2019
	($ in thousands)
Total loans	$2,058,990		$2,059,344	$1,748,782
Loan count	6,294		6,373	5,503
Average loan balance	$327		$323	$318
Weighted average loan-to-value	65.8%		65.8%	64.9%
Weighted average coupon	8.60%		8.69%	8.66%
Nonperforming loans (UPB)	$329,132	(A)	$141,607	$112,073
Nonperforming loans (% of total)	15.99%	(A)	6.88%	6.41%

(A)	Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $13.3 million of COVID-19 forbearance-granted loans 90 days or more past due as of June 30, 2020.

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

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

($ in thousands)	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
Three Months Ended June 30, 2020:
Loan originations — held for investment	—	—	—	(—)%	(—)%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	—	$—	$—	(—)%	(—)%
Loan acquisitions — held for investment	—	—	—	(—)%	(—)%
Total loans originated and acquired	—	$—	$—	(—)%	(—)%
Three Months Ended March 31, 2020:
Loan originations — held for investment	431	$151,412	$351	8.28%	67.2%
Loan originations — held for sale	316	96,223	305	9.75%	68.2%
Total loan originations	747	$247,635	$332	8.84%	67.6%
Loan acquisitions — held for investment	3	3,467	1,156	6.50%	73.6%
Total loans originated and acquired	750	$251,102	$335	8.81%	67.7%
Three Months Ended June 30, 2019:
Loan originations — held for investment	421	146,182	347	8.61%	66.7%
Loan originations — held for sale	235	67,204	286	10.14%	67.1%
Total loan originations	656	213,386	325	9.09%	66.8%
Loan acquisitions — held for investment	28	5,343	191	7.32%	67.5%
Total loans originated and acquired	684	218,729	320	9.05%	66.8%

We have temporarily suspended our loan originations since late March 2020 due to the dislocation caused by COVID-19.

Loans Held for Investment and Loans Held for Investment at Fair Value

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

(in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Unpaid principal balance	$1,844,607	$1,843,290	$1,665,926
Valuation adjustments on FVO loans	(413)	(444)	(469)
Deferred loan origination costs	25,801	25,714	23,345
Total loans held for investment, gross	1,869,995	1,868,560	1,688,802
Allowance for credit losses	(5,220)	(2,240)	(2,096)
Loans held for investment, net	$1,864,775	$1,866,320	$1,686,706

The following table illustrates the contractual maturities for our loans held for investment in aggregate UPB and as a percentage of our total held for investment loan portfolio as of June 30, 2020:

	June 30, 2020
($ in thousands)	UPB	%
Loans due in less than one year	$2,158	0.1%
Loans due in one to five years	2,655	0.1%
Loans due in more than five years	1,839,794	99.8%
Total loans held for investment	$1,844,607	100.0%

Allowance for Credit Losses

Although our charge-off rate remains low at 10bps for the three months ended June 30, 2020, we have increased our allowance for losses as a result of the uncertainty caused by the COVID pandemic. Our allowance for credit losses increased by $3.1 million to $5.2 million as of June 30, 2020, compared to $2.1 million as of June 30, 2019. The adoption of CECL effective January 1, 2020 contributed $137,000 to the increase in allowance for credit losses. $2.4 million of the $3.1 million increase in allowance for credit losses was attributed to the impact on macroeconomic forecasts as a result of COVID-19 coronavirus outbreak. The remaining increase in allowance for credit losses was attributed to the increase in our loan portfolio from June 30, 2019 to June 30, 2020. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses.

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

The following table illustrates the activity in our allowance for credit losses over the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$3,496	$1,916	$2,240	$1,680
Impact of adopting ASC 326	-	—	137	—
Provision for loan losses	1,800	212	3,088	559
Charge-offs	(76)	(32)	(245)	(143)
Ending balance	$5,220	$2,096	$5,220	$2,096
Total loans held for investment (UPB), excluding FVO (1)	$1,841,238	$1,662,483	$1,841,238	$1,662,483
% of allowance for credit losses / loans held for investment, excluding FVO	0.28%	0.13%	0.28%	0.13%

(1)

Reflects the UPB of loans held for investment excluding loans held for investment at fair value (FVO). Loans held for investment, net on the consolidated balance sheets is net of allowance for credit losses of $5.2 million, and net deferred loan origination fees/costs of $25.8 million as of June 30, 2020.

Credit Quality – Loans Held for Investment and Loans Held for Investment at Fair Value

The following table provides delinquency information on our loans held for investment and loans held for investment at fair value by UPB as of the dates indicated:

	June 30, 2020 (A)		COVID-19 Forbearance	March 31, 2020		June 30, 2019
Performing/Accruing:
Current	$1,186,267	64.3%	$11,545	$1,571,822	82.6%	$1,438,002	86.3%
30-59 days past due	121,320	6.6	36,889	126,740	6.7	99,925	6.0
60-89 days past due	145,976	7.9	99,774	52,868	2.8	27,519	1.7
90+ days past due	122,195	6.6	122,195	—	—	—	—
Nonperforming/Nonaccrual:
<90 days past due	18,657	1.0	5,957	11,600	0.6	7,456	0.4
90+ days past due	136,577	7.4	12,397	42,529	2.2	12,533	0.8
Bankruptcy	8,668	0.5	—	9,463	0.5	8,259	0.5
In foreclosure	104,947	5.7	770	87,544	4.6	72,232	4.3
Total nonperforming loans	268,849	14.6	19,124	151,136	7.9	100,480	6.0
Total loans held for investment	$1,844,607	100.0%	$289,527	$1,902,566	100.0%	$1,665,926	100.0%

(A)	Balance includes the UPB of loans held for investment in our COVID-19 forbearance program.

Other than loans in the COVID-19 forbearance program, loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $268.8 million or 14.6% of our held for investment loan portfolio as of June 30, 2020, compared to $151.1 million, or 7.9% as of March 31, 2020, and $100.5 million, or 6.0% of the held for investment loan portfolio as of June 30, 2019. The increase in total nonperforming loans as of June 30, 2020 was primarily attributed to the COVID-19 pandemic. We believe the significant equity cushion at origination and the active management of loans will continue to minimize credit losses on the resolution of defaulted loans and disposition of REO properties.

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following table summarizes the resolution activities of loans originated by us that became nonperforming prior to the beginning of the periods indicated. Of the $151.0 million nonperforming loans as of March 31, 2020, we resolved $26.3 million, or 17.4% during the quarter ended June 30, 2020. During the quarter ended June 30, 2019, we resolved $17.7 million, or 17.6% of the $100.4 million nonperforming loans as of March 31, 2019. We realized net gains of $0.5 million and $0.3 million on these resolutions during the quarter ended June 30, 2020 and 2019, respectively. This is largely the result of collecting default interest and prepayment penalties in excess of the contractual interest due and collected.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
($ in thousands)	UPB	% of Nonperforming UPB	Gain / (Loss)	UPB	% of Nonperforming UPB	Gain / (Loss)
Nonperforming UPB, beginning of period	$151,137			$100,399
Resolved — paid in full	6,658	4.4%	$336	5,789	5.8%	$173
Resolved — paid current	19,635	13.0%	208	11,923	11.9%	151
Total resolutions	$26,293	17.4%	$544	$17,712	17.6%	$324
Recovery rate on resolved nonperforming UPB			102.1%			101.8%

Our actual losses incurred have been small as a percentage of nonperforming loans held for investment. The table below shows our actual loan losses for the periods indicated.

	Three Months Ended		Three Months Ended		Year Ended
($ in thousands)	June 30, 2020		March 31, 2020		December 31, 2019
Average nonperforming loans for the period (1)	289,940		144,883		111,427
Charge-offs	76		169		579
Charge-offs / Average nonperforming loans for the period (1)	0.10%	(2)	0.47%	(2)	0.52%

(1)	Reflects the monthly average of nonperforming loans held for investment during the period.
(2)	Annualized

Concentrations – Loans Held for Investment

As of June 30, 2020, our held for investment loan portfolio was concentrated in investor 1-4 loans, representing 45.6% of the UPB. Mixed used properties represented 14.1% of the UPB and multifamily properties represented 10.5% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. By geography, the principal balance of our loans held for investment were concentrated 23.8% in New York, 22.3% in California, 12.2% in Florida, and 8.1% in New Jersey.

Property Type	June 30, 2020
($ in thousands)	Loan Count	UPB	% of Total UPB
Investor 1-4	3,179	$841,076	45.6%
Mixed use	687	259,675	14.1
Multifamily	463	193,206	10.5
Retail	413	177,608	9.6
Office	282	114,710	6.2
Warehouse	207	118,205	6.4
Other(1)	378	140,127	7.6
Total loans held for investment	5,609	$1,844,607	100%

(1)	All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	June 30, 2020
($ in thousands)	Loan Count	UPB	% of Total UPB
New York	929	$438,268	23.8%
California	901	411,550	22.3
Florida	793	224,940	12.2
New Jersey	596	149,965	8.1
Other(1)	2,390	619,884	33.6
Total loans held for investment	5,609	$1,844,607	100%

(1)	All other states individually comprise less than 5.0% of the total unpaid principal balance.

Loans Held for Sale

We started originating short-term, interest-only loans in March 2017, which we have historically aggregated and sold at a premium to par to institutional investors. In July, we securitized these loans and transferred them to loans held for investment. As of June 30, 2020, our portfolio of loans held for sale, which were carried at the lower of cost or estimated fair value consisted of 685 loans with an aggregate UPB of $214.4 million, and carried a weighted average original loan term of 19.0 months, a weighted average coupon of 9.9%, and a weighted average LTV at origination of 68.5%.

The following tables show the various components of loans held for sale as of the dates indicated:

($ in thousands)	June 30, 2020	December 31, 2019
UPB	$214,382	$216,054
Valuation adjustments	(1,307)	(396)
Deferred loan origination fees, net	(731)	(1,191)
Total loans held for sale, net	$212,344	$214,467

Concentrations – Loans Held for Sale

As of June 30, 2020, our held for sale loan portfolio was entirely concentrated in investor 1-4 loans, representing 100.0% of the UPB. By geography, the principal balance of our loans held for sale were concentrated 31.3% in California, 10.0% in New York, 8.9% in Florida, 7.9% in Texas, 6.2% in New Jersey, and 5.6% in Georgia.

Geography (State)	June 30, 2020
($ in thousands)	Loan Count	UPB	% of Total UPB
California	83	$67,164	31.3%
New York	53	21,458	10.0
Florida	75	19,161	8.9
Texas	59	16,994	7.9
New Jersey	57	13,328	6.2
Georgia	53	12,044	5.6
Massachusetts	21	7,386	3.5
Other(1)	284	56,848	26.5
Total loans held for sale	685	$214,382	100%

(1)	All other states individually comprise less than 5.0% of the total UPB.

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

As of June 30, 2020, our REO included 28 properties with an estimated fair value of $15.6 million compared to 24 properties with an estimated fair value of $13.1 million as of December 31, 2019.

Key Performance Metrics

	Three Months Ended
($ in thousands)	June 30, 2020 (1)	March 31, 2020 (1)	June 30, 2019 (1)
Average loans	$2,095,307	$2,083,783	$1,693,566
Portfolio yield	7.59%	8.57%	8.71%
Average debt — portfolio related	1,831,867	1,889,668	1,504,764
Average debt — total company	1,909,867	1,984,136	1,632,357
Cost of funds — portfolio related	4.63%	4.84%	5.40%
Cost of funds — total company (2)	4.83%	5.88%	5.80%
Net interest margin — portfolio related	3.54%	4.18%	3.91%
Net interest margin — total company (2)	3.18%	2.97%	3.12%
Charge-offs	0.00%	0.01%	0.00%
Pre-tax return on equity (2)	4.94%	6.62%	13.07%
Return on equity (2)	4.03%	4.58%	9.28%

(1)	Percentages are annualized.
(2)

Excluding the one-time debt issuance costs write-off of $3.5 million and prepayment penalties of $0.3 million associated with the $75.0 million repayment of our corporate debt in January 2020, Key Performance Metrics for the three months ended March 31, 2020 are as follows: Cost of funds — total company 5.12%; Net interest margin — total company 3.69%; Pre-tax return on equity 13.32%; and Return on equity 9.22%.

Average Loans

Average loans reflects the daily average of total outstanding loans, including both loans held for investment and loans held for sale, as measured by UPB, over the specified time period.

Portfolio Yield

Portfolio yield is an annualized measure of the total interest income earned on our loan portfolio as a percentage of average loans over the given period. Interest income includes interest earned on performing loans, cash interest received on nonperforming loans, default interest and prepayment fees. The decrease in our portfolio yield over the periods shown was driven by additional loans placed on non-accrual status.

Average Debt — Portfolio Related and Total Company

Portfolio-related debt consists of borrowings related directly to financing our loan portfolio, which includes our warehouse repurchase facilities and securitizations. Total company debt consists of portfolio- related debt and corporate debt. The measures presented here reflect the monthly average of all portfolio- related and total company debt, as measured by outstanding principal balance, over the specified time period.

Cost of Funds — Portfolio Related and Total Company

Our portfolio related cost of funds improved to 4.63% for the three months ended June 30, 2020 from 4.84% for the three months ended March 31, 2020, and from 5.4% for the three months ended June 30, 2019. The decrease in portfolio related cost of funds was the result of lower spreads paid to investors in our more recent securitizations.

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

Net Interest Margin — Portfolio Related and Total Company

Our total company net interest margin increased from 2.97% for the three months ended March 31, 2020 to 3.18% for the three months ended June 30, 2020 as a result of the $75.0 million repayment of our corporate debt in January 2020.

Portfolio related net interest margin measures the difference between the interest income earned on our loan portfolio and the interest expense paid on our portfolio-related debt as a percentage of average loans over the specified time period. Total company net interest margin measures the difference between the interest income earned on our loan portfolio and the interest expense paid on our portfolio-related debt and corporate debt as a percentage of average loans over the specified time period. Over the periods shown, our portfolio related net interest margin increased from June 2019 to March 2020 mainly as a result of a reduction in our portfolio-related debt cost due to the lower cost of our most recent securitizations. In addition to achieving lower spreads in our more recent securitizations, we have also been able to utilize more favorable structures that will result in a lower and more stable cost of funds over the life of the securities. Our portfolio related net interest margin decreased from March 2020 to June 2020 mainly as a result of increased nonperforming loans due to the COVID-19 pandemic and, to a lesser extent, the seasoning of our loan portfolio.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Three Months Ended
	June 30, 2020			March 30, 2020				June 30, 2019
		Interest	Average		Interest	Average			Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /		Average	Income /	Yield /
($ in thousands)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)		Balance	Expense	Rate (1)
Loan portfolio:
Loans held for sale	$220,047			$202,474				$60,940
Loans held for investment	1,875,260			1,881,309				1,632,626
Total loans	$2,095,307	$39,755	7.59%	$2,083,783	$44,637	8.57%		$1,693,566	$36,884	8.71%

Debt:
Warehouse and repurchase facilities	$242,676	2,632	4.34%	$347,350	$4,301	4.95%		$179,193	$2,692	6.01%
Securitizations	1,589,191	18,557	4.67%	1,542,318	18,547	4.81%		1,325,571	17,632	5.32%
Total debt - portfolio related	1,831,867	21,189	4.63%	1,889,668	22,848	4.84%		1,504,764	20,324	5.40%
Corporate debt	78,000	1,894	9.71%	94,468	6,342	26.85%	(4)	127,594	3,353	10.51%
Total debt	$1,909,867	$23,083	4.83%	$1,984,136	$29,190	5.88%		$1,632,357	$23,677	5.80%

Net interest spread - portfolio related (2)			2.96%			3.73%				3.31%
Net interest margin - portfolio related			3.54%			4.18%				3.91%

Net interest spread - total company (3)			2.75%			2.68%	(4)			2.91%
Net interest margin - total company			3.18%			2.97%	(4)			3.12%

(1)	Annualized.
(2)	Net interest spread — portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)	Net interest spread — total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.
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

Charge-Offs

Our charge-off rate for the three months ended June 30, 2020 and March 31, 2020 remained low at 0.1% and 0.47%, respectively. The charge-offs rate reflects charge-offs as a percentage of average nonperforming loans held for investment. We do not record charge-offs on our loans held for sale which are carried at the lower of cost or estimated fair value.

Pre-Tax Return on Equity and Return on Equity

Pre-tax return on equity and return on equity reflect income before income taxes and net income, respectively, as a percentage of the monthly average of stockholders/members’ equity over the specified time period.

	Three Months Ended
($ in thousands)	June 30, 2020	March 31, 2020 (2)	June 30, 2019
Income before income taxes (A)	$2,625	$3,727	$4,979
Net income (B)	2,141	2,579	3,535

Monthly average balance:
Stockholders' / Members' equity (C)	212,407	225,125	152,394

Pre-tax return on equity (A / C) (1)	4.9%	6.6%	13.1%

Return on equity (B / C) (1)	4.0%	4.6%	9.3%

(1)	Annualized.
(2)

Excluding the one-time debt issuance costs write-off of $3.5 million and prepayment penalties of $0.3 million associated with the $75.0 million repayment of our corporate debt in January 2020, Income before income taxes would have been $7.5 million; Net income would have been $5.2 million; Pre-tax return on equity would have been 13.3%; and Return on equity would have been 9.2% for the three months ended March 31, 2020.

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

In response to the COVID-19 pandemic, we implemented a COVID-19 forbearance program allowing customers to primarily defer payments for up to 90 days. We will continue to accrue interest on loans in the COVID-19 forbearance program that were less than 90 days past due at forbearance grant date. We will continue to evaluate the COVID-19 forbearance-granted loans on an individual basis to determine if a reserve should be established on the collectability of the accrued interest and whether any loans should be placed on nonaccrual status at a future date.

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

Fee Income.     In certain situations, we collect fee income by originating loans and realizing miscellaneous fees.

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

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest income	$39,755	$36,884	$84,391	$73,028
Interest expense - portfolio related	21,189	20,324	44,036	39,387
Net interest income - portfolio related	18,566	16,560	40,355	33,641
Interest expense - corporate debt	1,894	3,353	8,237	6,706
Net interest income	16,672	13,207	32,118	26,935
Provision for loan losses	1,800	212	3,088	560
Net interest income after provision for loan losses	14,872	12,995	29,030	26,375
Other operating income	(1,339)	308	280	2,028
Total operating expenses	10,908	8,324	22,959	16,823
Income before income taxes	2,625	4,979	6,351	11,580
Income tax expense	484	1,444	1,631	3,350
Net income	$2,141	$3,535	$4,720	$8,230

Net Interest Income — Portfolio Related

	Three Months Ended			Six Months Ended
($ in thousands)	June 30, 2020	June 30, 2019	$ Change	June 30, 2020	June 30, 2019	$ Change
Interest income	$39,755	$36,884	$2,871	$84,391	$73,028	$11,363
Interest expense - portfolio related	21,189	20,324	865	44,036	39,387	4,649
Net interest income - portfolio related	$18,566	$16,560	$2,006	$40,355	$33,641	$6,714

Portfolio related net interest income is the largest contributor to our net income. We have grown our portfolio related net interest income by $2.0 million from $16.6 million for the three months ended June 30, 2019 to $18.6 million for the three months ended June 30, 2020; and from $33.6 million for the six months ended June 30, 2019 to $40.4 million six months ended June 30, 2020. The growth was due to the increase in originations in the last six months of 2019 and the first quarter of 2020, prior to the COVID-19 crisis. The pandemic caused a temporary suspension in originations starting in late March and has continued through the second quarter of 2020.

Interest Income.     Interest income increased by $2.9 million to $39.8 million for the three months ended June 30, 2020, compared to $36.9 million for the three months ended June 30, 2019. The increase is primarily attributable to an increase in average loans, which increased $401.7 million from $1.7 billion for the three months ended June 30, 2019 to $2.1 billion for the three months ended June 30, 2020. The average yield over those same periods decreased from 8.71% to 7.59% mainly due to the increase in nonperforming loans due to COVID-19.

The following tables distinguish between the change in interest income attributable to change in volume and the change in interest income attributable to change in rate for the three months ended June 30, 2020 and March 31, 2020, and the three and six months ended June 30, 2020 and 2019, respectively. The effect of changes in volume is determined by multiplying the change in average loan balance by the previous period’s average yield. The effect of rate changes is calculated by multiplying the change in average yield by the current period’s average loan balance.

	Three Months Ended June 30, 2020 and March 31, 2020
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Three months ended June 30, 2020	$2,095,307	$39,755	7.59%
Three months ended March 31, 2020	2,083,783	44,637	8.57%
Volume variance	11,524	247
Rate variance		(5,129)	(0.98)%
Total interest income variance		$(4,882)
(1) Annualized.

	Three Months Ended June 30, 2020 and 2019
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Three months ended June 30, 2020	$2,095,307	$39,755	7.59%
Three months ended June 30, 2019	1,693,566	36,884	8.71%
Volume variance	401,741	8,749
Rate variance		(5,878)	(1.12)%
Total interest income variance		$2,871
(1) Annualized.

	Six Months Ended June 30, 2020 and 2019
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Six months ended June 30, 2020	$2,089,545	$84,391	8.08%
Six months ended June 30, 2019	1,659,782	73,028	8.80%
Volume variance	429,763	18,909
Rate variance		(7,546)	(0.72)%
Total interest income variance		$11,363
(1) Annualized.

Interest Expense — Portfolio Related.    Portfolio related interest expense decreased by 0.21% to 4.63% for the three months ended June 30, 2020 from 4.84% for the three months ended March 31, 2020, and decreased by 0.78% from 5.4% for the three months ended June 30, 2019 as a result of recent lower costs securitizations. Portfolio related interest expense consists of interest incurred on our warehouse facilities and securitizations. The $1.7 million decrease from $22.8 million for the three months ended March 31, 2020 to $21.2 million for the three months ended June 30, 2020 was primarily due to the decrease in cost of funds and the decrease in warehouse repurchase facilities balance. The $0.9 million increase from $20.3 million for the three months ended June 30, 2019 to $21.2 million for the three months ended June 30, 2020 was primarily attributable to the increase in securitizations financing increased loan volume, offset by the decrease in cost of funds which decreased to 4.63% for the three months ended June 30, 2020 from 5.40% for the three months ended June 30, 2019. The decrease in cost of funds was primarily due to the addition of lower-cost pro-rata securitizations and the paydown of older higher-cost sequential securitizations.

The following tables present information regarding the portfolio related interest expense and distinguishes between the dollar amount of change in interest expense attributable to changes in the average outstanding debt balance (volume) versus changes in cost of funds (rate) for the three months ended June 30, 2020 and March 31, 2020, and the three and six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30, 2020 and March 31, 2020
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Three months ended June 30, 2020	$1,831,867	$21,189	4.63%
Three months ended March 31, 2020	1,889,668	22,848	4.84%
Volume variance	(57,801)	(699)
Rate variance		(960)	(0.21)%
Total interest income variance		$(1,659)
(1) Includes securitizations and warehouse repurchase agreements.
(2) Annualized.

	Three Months Ended June 30, 2020 and 2019
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Three months ended June 30, 2020	$1,831,867	$21,189	4.63%
Three months ended June 30, 2019	1,504,764	20,324	5.40%
Volume variance	327,103	4,418
Rate variance		(3,553)	(0.78)%
Total interest income variance		$865
(1) Includes securitizations and warehouse repurchase agreements.
(2) Annualized.

	Six Months Ended June 30, 2020 and 2019
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Six months ended June 30, 2020	$1,860,767	$44,036	4.73%
Six months ended June 30, 2019	1,474,730	39,387	5.34%
Volume variance	386,037	10,310
Rate variance		(5,661)	(0.61)%
Total interest income variance		$4,649
(1) Includes securitizations and warehouse repurchase agreements.
(2) Annualized.

Net Interest Income After Provision for Loan Losses

	Three Months Ended			Six Months Ended
($ in thousands)	June 30, 2020	June 30, 2019	$ Change	June 30, 2020	June 30, 2019	$ Change
Net interest income - portfolio related	$18,566	$16,560	$2,006	$40,355	$33,641	$6,714
Interest expense - corporate debt	1,894	3,353	(1,459)	8,237	6,706	1,531
Net interest income	16,672	13,207	3,465	32,118	26,935	5,183
Provision for loan losses	1,800	212	1,588	3,088	560	2,528
Net interest income after provision for loan losses	$14,872	$12,995	$1,877	$29,030	$26,375	$2,655

Interest Expense — Corporate Debt.     Corporate debt interest expense decreased by $1.5 million from $3.4 million for the three months ended June 30, 2019 to $1.9 million for the three months ended June 30, 2020 primarily due to the outstanding balance being lower by $49.6 million. Corporate debt interest expense increased by $1.5 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due to the one-time amortization of $3.5 million debt issuance costs and $0.3 million prepayment fees paid in January 2020 as a result of a $75 million debt principal paydown with IPO proceeds.

Provision for Loan Losses.      Our provision for loan losses increased by $1.6 million from $0.2 million for the three months ended June 30, 2019 to $1.8 million for the three months ended June 30, 2020. The increase was due to additional reserves in response to the increased severity of the COVID-19 pandemic, which has caused significant disruption in business activity and the financial markets both globally and in the United States. We have increased our provision for loan losses in response to the expected impact of the pandemic on the economy. The provision for loan losses increased by $2.5 million from $0.6 million for the six months ended June 30, 2019 to $3.1 million for the six months ended June 30, 2020, mainly attributable to adverse business conditions caused by the COVID-19 pandemic.

Other Operating Income

The table below presents the various components of other operating income for the three and six months ended June 30, 2020 and 2019, respectively. The $1.6 million decrease from income of $0.3 million for the three months ended June 30, 2019 to expense of $1.3 million for the three months ended June 30, 2020 was driven by higher amortization expense from retained interest only strips and lower gain on sale because we chose not to sell HFS loans. The $1.7 million decrease from $2.0 million for the six months ended June 30, 2019 to $0.3 million for the six months ended June 30, 2020 is primarily higher amortization of interest-only strips.

	Three Months Ended			Six Months Ended
($ in thousands)	June 30, 2020	June 30, 2019	$ Change	June 30, 2020	June 30, 2019	$ Change
Gain on disposition of loans	$155	$863	$(708)	$2,772	$2,858	$(86)
Unrealized gain on fair value loans	(13)	(25)	12	32	(34)	66
Other (expense) income	(1,481)	(530)	(951)	(2,524)	(796)	(1,728)
Total other operating income	$(1,339)	$308	$(1,647)	$280	$2,028	$(1,748)

Operating Expenses

Total operating expenses increased by $2.6 million to $10.9 million for the three months ended June 30, 2020 from $8.3 million for three months ended June 30, 2019. For six months ended June 30, 2020, total operating expenses increased by $6.1 million compared to the same period in 2019. The increases are primarily attributable to direct loan origination costs included in the Compensation and Servicing lines in the table below that were deferred in 2019 in accordance with U.S. GAAP and amortized over the lives of new loan originations but were expensed in 2020 due to the suspension of loan production.

	Three Months Ended			Six Months Ended
($ in thousands)	June 30, 2020	June 30, 2019	$ Change	June 30, 2020	June 30, 2019	$ Change
Compensation and employee benefits	$5,863	$3,800	$2,063	$10,904	$7,806	$3,098
Rent and occupancy	448	399	49	903	736	167
Loan servicing	1,754	1,551	203	3,658	3,006	652
Professional fees	588	534	54	1,772	1,190	582
Real estate owned, net	408	561	(153)	1,542	862	680
Other operating expenses	1,847	1,479	368	4,180	3,223	957
Total operating expenses	$10,908	$8,324	$2,584	$22,959	$16,823	$6,136

Compensation and Employee Benefits.    Compensation and employee benefits increased from $3.8 million for the three months ended June 30, 2019 to $5.8 million for the three months ended June 30, 2020; and increased from $7.8 million for the six months ended June 30, 2019 to $10.9 million for the six months ended June 30, 2020 primarily due to the recognition of all compensation expenses, as opposed to in prior periods, we deferred some direct origination expenses associated with new originations.

Rent and Occupancy.    Rent and occupancy expenses slightly increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The $0.2 million increase to $0.9 million for the six months ended June 30, 2020 compared to the same period in 2019 is due to an increase in office space.

Loan Servicing.     Loan servicing expenses increased from $1.6 million for the three months ended June 30, 2019 to $1.8 million for the three months ended June 30, 2020. The increase from $3.0 million for the six months ended June 30, 2019 to $3.7 million for the six months ended June 30, 2020 is due to the increase in our loan portfolio.

Professional Fees.     Professional fees increased from $0.5 million for the three months ended June 30, 2019 to $0.6 million for the three months ended June 30, 2020; and increased from $1.2 million for the six months ended June 30, 2019 to $1.8 million for the six months ended June 30, 2020, mainly due to our growth and increased costs as a public company.

Net Expenses of Real Estate Owned.     Net expenses of real estate owned decreased from $0.6 million for the three months ended June 30, 2019 to $0.4 million for the three months ended June 30, 2020 due to an increase in rental income and gain on sale of REO, as well as a decrease in REO expenses. Net real estate costs increased from $0.9 million for the six months ended June 30, 2019 to $1.5 million for the six months ended June 30, 2020 mainly due to higher valuation adjustments, partly offset by higher gain on sale and rental income.

Other Operating Expenses.     Other operating expenses increased from $1.5 million for the three months ended June 30, 2019 to $1.8 million for the three months ended June 30, 2020; and increased from $3.2 million for the six months ended June 30, 2019 to $4.2 million for the six months ended June 30, 2020, primarily due to the increase in directors’ and officers’ insurance expenses related to becoming a publicly traded company, as well as SEC filing fees.

Income Tax Expense.    Income tax expense was $0.5 million and $1.4 million for the three months ended June 30, 2020 and 2019, and $1.6 million and $3.4 million for the six months ended June 30, 2020 and 2019, respectively. Our consolidated effective tax rate as a percentage of pre-tax income was 18.4% and 29.0% for the three months ended June 30, 2020 and 2019, and 25.7% and 28.9% for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate for the three and six months ended June 30, 2020 were lower compared to the same periods in 2019 due to a FIN 48 reserve in 2019 which increased the effective tax rate.

Liquidity and Capital Resources

Sources and Uses of Liquidity

We fund our lending activities primarily through borrowings under our warehouse facilities, securitizations, members’ equity and other corporate-level debt, equity and debt securities, and net cash provided by operating activities to manage our business. We use cash to originate and acquire investor real estate loans, repay principal and interest on our borrowings, fund our operations and meet other general business needs.

As a result of the spread of the COVID-19, economic uncertainties have arisen which have negatively impacted our financial condition, results of operations and cash flows. We have executed a number of business initiatives to strengthen our liquidity and capital resources position in light of the impact of COVID-19, including the following:

•	On April 6, 2020, we entered into amendments to our warehouse repurchase agreements and issued and sold $45.0 million in gross proceeds of Preferred Stock and Warrants.

•

We successfully issued two securitizations in June and July, that resulted in approximately $273.0 million in proceeds that were used to fully pay off our existing warehouse lines. As of July 31, 2020, all of our loans are securitized with long-term financing.

Cash and Cash Equivalents

We had cash of $9.8 million and $14.1 million as of June 30, 2020 and 2019, respectively. The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities as of the periods indicated:

	Six Months Ended
($ in thousands)	June 30, 2020	June 30, 2019
Cash provided by (used in):
Operating activities	$23,740	$9,205
Investing activities	2,704	(127,949)
Financing activities	(37,458)	117,714
Net change in cash, cash equivalents, and restricted cash	$(11,014)	$(1,030)

Cash flows from operating activities primarily includes net income adjusted for (1) cash used for origination of held for sale loans and the related cash proceeds from the sales of such loans, (2) non-cash items including depreciation, provision for loan loss, discount accretion, and valuation changes, and (3) changes in the balances of operating assets and liabilities.

For the six months ended June 30, 2020, our net cash provided from operating activities consisted mainly of $80.9 million in cash proceeds from sales of held for sale loans and $18.8 million in cash received from repayments on held for sale loans, partially offset by $96.1 million in cash used to originate held for sale loans.

For the six months ended June 30, 2020, our net cash provided by investing activities consisted mainly of $153.6 million in cash used to originate held for investment loans, offset by $164.0 million in cash received in payments on held for investment loans.

For the six months ended June 30, 2020, our net cash used in financing activities consisted mainly of $250.4 million and $341.9 million in cash from borrowings from our warehouse repurchase facilities and securitizations issued, respectively; proceeds from IPO of $100.8 million; and net proceeds from issuance of preferred stock of $41.0 million. This cash generated was partially offset by payments we made of $511.7 million and $180.0 million on our warehouse repurchase facilities and securitizations issued, respectively.

During the six months ended June 30, 2020, we used approximately $11.0 million of net cash and cash equivalents from operations, investing and financing activities. During six months ended June 30, 2019, we used approximately $1.0 million of net cash and cash equivalents from operations, investing and financing activities.

Warehouse Facilities

As of June 30, 2020, we had two warehouse repurchase agreements to finance loans pending securitization. Both agreements are short-term borrowing facilities. The borrowings are collateralized by pools of primarily performing loans, bearing interest at one-month LIBOR plus a margin that ranges from 2.75% to 3.00%. Borrowings under these repurchase facilities were $158.6 million and $417.2 million as of June 30, 2020 and December 31, 2019, respectively.

In addition to the two warehouse repurchase agreements, we also have a longer term warehouse agreement, which was added in September 2018. The borrowings are collateralized by pools of primarily performing loans, with a maximum borrowing capacity of $50 million, bearing interest at one-month LIBOR plus a margin of 3.50%. The warehouse agreement has a maturity date of September 12, 2021 and allows loans to be financed for a period of up to three years. Borrowings under this warehouse agreement were zero and $2.5 million as of June 30, 2020 and December 31, 2019, respectively.

All warehouse facilities fund less than 100% of the principal balance of the mortgage loans we own requiring us to use working capital to fund the remaining portion. We may need to use additional working capital if loans become delinquent, because the amount permitted to be financed by the facilities may change based on the delinquency performance of the pledged collateral.

All borrower payments on loans financed under the warehouse agreements are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse repurchase facilities. The warehouse repurchase facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to- net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization to interest expense. If we fail to meet any of the covenants or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of June 30, 2020, we were in compliance with these covenants.

On April 6, 2020, we entered into amendments to the master repurchase agreements on both of our warehouse repurchase agreements with the lenders under such agreements. Each of these agreements were completely paid down with the 2020-MC1 securitization that closed in July. Pursuant to the terms of the warehouse repurchase amendments, (i) we must maintain unrestricted cash and cash equivalents of at least $7.5 million, (ii) we were required to make aggregate payments of $20.0 million to reduce our obligations under the warehouse repurchase agreements on April 6, 2020, and (iii) we ensured that payments of at least $3.0 million per month were made to each lender, from the cash flow of the underlying financed loans and/or corporate cash each month from April 6 through August 3, 2020, in reduction of its obligations thereunder. In addition, the interest rate under each warehouse repurchase facility was increased by 25 basis points, effective as of April 6, 2020.

We successfully issued two securitizations, June and July, that resulted in approximately $273.0 million in proceeds that were used to fully pay off our existing warehouse lines. As of July 31, 2020, all of our loans are securitized with long-term financing.

Securitizations

From May 2011 through June 2020, we have completed fourteen securitizations of $3.1 billion of investor real estate loans, issuing $2.9 billion in principal amount of securities to third parties through fourteen respective transactions. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The following table summarizing the investor real estate loans securitized, securities issued, securities retained by us at the time of the securitization, and as of June 30, 2020 and December 31, 2019, and the stated maturity for each securitization. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 5%—30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

($ in thousands)			Securities Retained as of
Trusts	Mortgage Loans	Securities Issued	Issuance Date	June 30, 2020	December 31, 2019	Stated Maturity Date
2011-1 Trust	$74,898	$61,042	$13,856	$—	$—	August 2040
2014-1 Trust	191,757	161,076	30,682	—	—	September 2044
2015-1 Trust	312,829	285,457	27,372	15,521	15,569	July 2045
2016-1 Trust	358,601	319,809	38,792	17,931	17,931	April 2046
2016-2 Trust	190,255	166,853	23,402	9,514	9,514	October 2046
2017-1 Trust	223,064	211,910	11,154	11,154	11,154	April 2047
2017-2 Trust	258,528	245,601	12,927	7,480	8,293	October 2047
2018-1 Trust	186,124	176,816	9,308	6,486	6,884	April 2048
2018-2 Trust	324,198	307,988	16,210	11,465	12,853	October 2048
2019-1 Trust	247,979	235,580	12,399	11,540	11,767	March 2049
2019-2 Trust	217,921	207,020	10,901	9,728	10,491	July 2049
2019-3 Trust	162,546	154,419	8,127	7,267	7,913	October 2049
2020-1 Trust	261,859	248,700	13,159	13,085	—	February 2050
2020-2 Trust	128,470	96,352	32,118	32,118	—	June 2050
Total	$3,139,029	$2,878,623	$260,407	$153,289	$112,367

The following table summarizes outstanding bond balances for each securitization as of June 30, 2020 and December 31, 2019:

($ in thousands)	June 30, 2020	December 31, 2019
2014-1 Trust	$26,659	$31,139
2015-1 Trust	44,394	50,631
2016-1 Trust	67,333	86,901
2016-2 Trust	52,341	63,983
2017-1 Trust	88,950	113,540
2017-2 Trust	146,611	163,295
2018-1 Trust	118,605	134,700
2018-2 Trust	219,591	247,580
2019-1 Trust	200,484	214,709
2019-2 Trust	183,578	200,345
2019-3 Trust	137,789	150,725
2020-1 Trust	240,334	—
2020-2 Trust	95,963	—
	$1,622,632	$1,457,548

As of June 30, 2020 and December 31, 2019, the weighted average rate on the securities and certificates for the Trusts were as follows:

	June 30, 2020	December 31, 2019
2014-1 Trust	7.29%	8.33%
2015-1 Trust	7.12%	6.37%
2016-1 Trust	7.42%	6.75%
2016-2 Trust	6.34%	5.59%
2017-1 Trust	4.79%	4.56%
2017-2 Trust	3.34%	3.50%
2018-1 Trust	4.01%	3.95%
2018-2 Trust	4.49%	4.44%
2019-1 Trust	4.04%	4.00%
2019-2 Trust	3.41%	3.44%
2019-3 Trust	3.27%	3.27%
2020-1 Trust	2.85%	—
2020-2 Trust	4.50%	—

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

Preferred Stock and Warrants

On April 7, 2020, we sold 45,000 shares of Preferred Stock and Warrants to purchase 3,013,125 shares of our common stock in a private placement to two of our largest stockholders. These offerings resulted in net proceeds of $43.2 million.

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

Contractual Obligations and Commitments

As of June 30, 2020, we maintained warehouse facilities to finance our investor real estate loans and had approximately $158.6 million in outstanding borrowings.

The following table illustrates our contractual obligations existing as of June 30, 2020:

	Remainder of	January 1, 2021 -	January 1, 2023 -
($ in thousands)	2020	December 31, 2022	December 31, 2022	Thereafter	Total
Warehouse repurchase facilities	$158,620	$2,820	$—	$—	$161,440	(1)
Notes payable (corporate debt)	195	1,560	76,245	—	78,000	(2)
Leases payments under noncancelable operating leases	963	3,184	2,460	55	6,662
Total	$159,778	$7,564	$78,705	$55	$246,102

(1)	Amount represents gross warehouse and repurchase borrowing. Balance of $160.8 million in the consolidated balance sheets as of June 30, 2020 is net of $0.6 million debt issuance costs.
(2)	Amount represents gross corporate debt. Balance of $74.6 million in the consolidated balance sheets as of June 30, 2020 is net of $3.4 million debt issuance costs.

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

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Forward-looking statements may contain expectations regarding our operations, including the cessation and resumption of loan originations, and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future funding and development of our business and products. Although we believe that the expectations reflected in these forward-looking statements have a reasonable basis, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this Quarterly Report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

•

the description of our business and risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and filed with the Securities and Exchange Commission (“SEC”) on April 7, 2020

•	the risk factors contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and filed with the SEC on May 14, 2020

•

the discussion of our analysis of financial condition and results of operations contained in this Quarterly Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

•	the notes to the consolidated financial statements contained in this Quarterly Report

•	cautionary statements we make in our public documents, reports and announcements

Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which the statement is made, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the our management, including the our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, in reviewing the accounting for a certain transaction we completed in January 2018, as part of our 2018 election to be treated as a corporation for U.S. federal and state income tax purposes, our management identified a deficiency in the effectiveness of a control intended to properly document and review relevant facts and apply the appropriate tax accounting under U.S. GAAP, which impacted the beginning of year deferred tax asset and income tax benefit accounts and related disclosures. Management concluded that it had not implemented an effective control structure to prevent or detect the material misstatement in calculating the beginning of year deferred tax position. In 2019, we implemented a plan to remediate this material weakness by contracting with a nationally recognized accounting firm to have experienced tax personnel supplement and train our current accounting team. As a result, additional internal controls over our income tax processes have been designed and implemented.  In 2020, management will assess whether these internal controls over income taxes are performing as designed. Management has concluded that the material weakness will remain as of June 30, 2020, pending further testing of the internal controls.

In accordance with Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report and has concluded that, notwithstanding the identified material weakness in our internal controls, our disclosure controls and procedures, as of such date, were effective to accomplish their objectives at a reasonable assurance level. Management concluded that, notwithstanding the material weakness in our internal controls, the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

On July 9, 2020, a class action complaint was filed in the United States District Court for the Central District of California, naming us, certain of our directors, officers and shareholders and others alleging violations of securities laws, including making false and misleading statements and omissions in our offering materials for our January 2020 initial public offering of our common stock.  The complaints seek unspecified damages and an award of costs and expenses, including attorneys’ fees.  We intend to vigorously defend against this action.

Item 1A. Risk Factors.

Intentionally omitted pursuant to smaller reporting company reduced disclosure requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed, on April 7, 2020, we issued and sold 45,000 shares of our newly designated Series A Convertible Preferred Stock and warrants to purchase 3,013,125 shares of our common stock in a private placement resulting in gross proceeds to us of $45.0 million.

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

VELOCITY FINANCIAL, INC.

Date: August 13, 2020	By:	/s/ Christopher D. Farrar
Christopher D. Farrar
Chief Executive Officer

Date: August 13, 2020	By:	/s/ Mark R. Szczepaniak
Mark R. Szczepaniak
Chief Financial Officer