Form 10-Q
period 2020-09-30
Velocity Financial, Inc.
filed 2020-11-12
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 20,087,494 shares of common stock, $0.01par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value amounts)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Cash and cash equivalents	$19,210	$21,465
Restricted cash	7,821	6,087
Loans held for sale, net	—	214,467
Loans held for investment, net	2,001,086	1,863,360
Loans held for investment, at fair value	3,327	2,960
Total loans, net	2,004,413	2,080,787
Accrued interest receivables	13,134	13,295
Receivables due from servicers	44,466	49,659
Other receivables	402	4,778
Real estate owned, net	14,653	13,068
Property and equipment, net	4,446	4,680
Net deferred tax asset	1,832	8,280
Other assets	16,489	12,667
Total assets	$2,126,866	$2,214,766
LIABILITIES
Accounts payable and accrued expenses	$61,859	$56,146
Secured financing, net	74,776	145,599
Securitizations, net	1,670,930	1,438,629
Warehouse and repurchase facilities, net	19,541	421,548
Total liabilities	1,827,106	2,061,922
Commitments and contingencies
MEZZANINE EQUITY
Series A Convertible preferred stock (45,000 shares designated, $0.01 par value; 45,000 shares issued and outstanding)	90,000	—
STOCKHOLDERS' / MEMBERS' EQUITY
Preferred stock ($0.01 par value, 25,000,000 shares authorized; 45,000 issued and outstanding as reflected in Mezzanine Equity)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 20,087,494 shares issued and outstanding at September 30, 2020, none issued and outstanding at December 31, 2019)	201	—
Additional paid-in capital	203,937	—
Retained earnings	5,622	—
Members’ equity (at December 31, 2019)	—	152,844
Total stockholders' / members’ equity	209,760	152,844
Total liabilities, mezzanine equity and stockholders' / members’ equity	$2,126,866	$2,214,766

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$41,374	$40,379	$125,766	$113,407
Interest expense — portfolio related	22,347	21,827	66,384	61,214
Net interest income — portfolio related	19,027	18,552	59,382	52,193
Interest expense — corporate debt	1,913	3,842	10,149	10,548
Net interest income	17,114	14,710	49,233	41,645
Provision for loan losses	1,573	338	4,662	898
Net interest income after provision for loan losses	15,541	14,372	44,571	40,747
Other operating income
Gain (loss) on disposition of loans	(51)	56	2,721	2,914
Unrealized gain (loss) on fair value loans	379	(18)	411	(51)
Other income (expense)	1,021	(250)	(1,504)	(1,046)
Total other operating (expense) income	1,349	(212)	1,628	1,817
Operating expenses
Compensation and employee benefits	5,692	3,712	16,595	11,519
Rent and occupancy	415	369	1,319	1,105
Loan servicing	2,168	1,957	5,825	5,457
Professional fees	1,051	398	2,823	1,587
Real estate owned, net	898	485	2,439	1,348
Other operating expenses	1,641	1,563	5,822	4,292
Total operating expenses	11,865	8,484	34,823	25,308
Income before income taxes	5,025	5,676	11,376	17,256
Income tax expense	1,544	1,796	3,175	5,146
Net income	$3,481	$3,880	$8,201	$12,110
Less deemed dividends on preferred stock	$—	NA	$48,955	NA
Net income (loss) allocated to common shareholders	$3,481	NA	$(40,754)	NA
Earnings (loss) per common share
Basic	$0.17	NA	$(2.03)	NA
Diluted	$0.11	NA	$(2.03)	NA
Weighted average common shares outstanding
Basic	20,087	NA	20,087	NA
Diluted	32,435	NA	20,087	NA

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS' EQUITY

($ in thousands)

(Unaudited)

		Common Stock
	Members’ Equity	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance – December 31, 2018	$136,800	—	$—	$—	$—	$—
Liquidation preference return, Class C	(463)	—	—	—	—	—
Net income	4,695	—	—	—	—	—
Balance – March 31, 2019	$141,032	—	—	—	—	—
Liquidation preference return, Class C	(471)	—	—	—	—	—
Net income	3,535	—	—	—	—	—
Balance – June 30, 2019	$144,096	—	—	—	—	—
Liquidation preference return, Class C	(315)	—	—	—	—	—
Net income	3,880	—	—	—	—	—
Balance – September 30, 2019	$147,661	—	—	—	—	—

Balance – December 31, 2019	$152,844	—	$—	$—	$—	$152,844
Cumulative effect of change in accounting principle (1)	—	—	—	—	(96)	(96)
Balance - January 1, 2020	$152,844	—	$—	$—	$(96)	$152,748
Class A equity units conversion	(92,650)	—	—	—	—	(92,650)
Class D equity units conversion	(60,194)	—	—	—	—	(60,194)
Issuance of common stock	—	20,087,494	201	247,539	—	247,740
Stock-based compensation	—	—	—	207	—	207
Net income	—	—	—	—	2,579	2,579
Balance – March 31, 2020	$—	20,087,494	$201	$247,746	$2,483	$250,430
Deemed dividends-convertible preferred stock	—	—	—	(46,472)	(2,483)	(48,955)
Issuance of warrants	—	—	—	2,158	—	2,158
Stock-based compensation	—	—	—	253	—	253
Net income	—	—	—	—	2,141	2,141
Balance – June 30, 2020	$—	20,087,494	$201	$203,685	$2,141	$206,027
Stock-based compensation	—	—	—	252	—	252
Net income	—	—	—	—	3,481	3,481
Balance – September 30, 2020	$—	20,087,494	$201	$203,937	$5,622	$209,760

(1)	Impact due to adoption of ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", and related amendments on January 1, 2020.

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net income	$8,201	$12,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	918	1,004
Amortization of right-of-use assets	916	772
Provision for loan losses	4,662	898
Origination of loans held for sale	(96,064)	(214,370)
Proceeds from sales of loans held for sale	80,858	114,046
Purchase of held for sale loans	(1,232)	—
Repayments on loans held for sale	19,850	11,162
Net accretion of discount on purchased loans and deferred loan origination costs	3,288	3,393
Provision for uncollectible borrower advances	518	49
Gain on disposition of loans	(2,209)	(2,749)
Real estate acquired through foreclosure in excess of recorded investment	(511)	(165)
Amortization of debt issuance discount and costs	12,807	7,695
Loss on disposal of property and equipment	41	7
Change in valuation of real estate owned	1,744	572
Change in valuation of fair value loans	(411)	51
Change in valuation of held for sale loans	(345)	(84)
Gain on sale of real estate owned	(652)	(211)
Stock-based compensation	712	—
Net deferred tax expense (benefit)	6,489	(3,611)
(Increase) decrease in operating assets and liabilities:
Accrued interest and other receivables	(5,549)	(6,277)
Other assets	(5,112)	(13,511)
Accounts payable and accrued expenses	8,445	12,026
Net cash provided by (used in) operating activities	37,364	(77,193)
Cash flows from investing activities:
Purchase of loans held for investment	(3,571)	(9,276)
Origination of loans held for investment	(161,797)	(482,475)
Payoffs of loans held for investment and loans at fair value	242,166	268,671
Proceeds from sale of real estate owned	5,867	3,028
Capitalized real estate owned improvements	(598)	(1,122)
Change in advances	(5,272)	(614)
Change in impounds and deposits	(2,732)	3,132
Purchase of property and equipment	(724)	(378)
Net cash provided by (used in) investing activities	73,339	(219,034)
Cash flows from financing activities:
Warehouse repurchase facilities advances	267,539	650,331
Warehouse repurchase facilities repayments	(670,404)	(517,197)
Proceeds from secured financing	—	153,000
Repayment of secured financing	(75,000)	(127,594)
Proceeds of securitizations, net	517,995	444,105
Repayment of securitizations	(284,901)	(268,547)
Debt issuance costs	(8,552)	(14,833)
Repurchase of Class C preferred units	—	(27,714)
Net proceeds from issuance of preferred stock	41,044	—
Proceeds from issuance of warrants	2,158	—
Issuance of common stock	100,800	—
IPO deal costs	(1,903)	—
Net cash (used in) provided by financing activities	(111,224)	291,551
Net decrease in cash, cash equivalents, and restricted cash	(521)	(4,676)
Cash, cash equivalents, and restricted cash at beginning of period	27,552	16,677
Cash, cash equivalents, and restricted cash at end of period	$27,031	$12,001

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for interest	$63,516	$61,846
Cash paid during the period for income taxes	2,861	14,073
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to real estate owned	7,435	10,741
Transfer of accrued interest to loans held for investment	6,574	—
Transfer of loans held for sale to held for investment	213,609	—
Return paid-in-kind on Class C preferred units	—	1,249
Return paid-in-kind on Class D preferred units	—	10,340
Deferred IPO costs charged against additional paid-in capital	(4,000)	—
Discount (premium) on issuance of securitizations		67

See accompanying Notes to Consolidated Financial Statements

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2014-1 Trust through and including the 2020-MC1 Trust, all of which are New York common law trusts. The Trusts are bankruptcy remote, variable interest entities (VIE) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

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

The following table presents a summary of the assets and liabilities of the Trusts as of September 30, 2020 and December 31, 2019.  Intercompany balances have been eliminated for purposes of this presentation (in thousands):

	September 30, 2020	December 31, 2019
Restricted cash	$7,278	$—
Loans held for investment, net	2,000,787	1,571,100
Accrued interest and other receivables	57,615	56,675
Real estate owned, net	8,832	6,091
Other assets	4	11
Total assets	$2,074,516	$1,633,877
Accounts payable and accrued expenses	$41,932	$21,265
Securities issued	1,670,930	1,438,629
Total liabilities	$1,712,862	$1,459,894

The consolidated financial statements as of September 30, 2020 and December 31, 2019 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs, and do not include any assets, liabilities, revenues, and expenses attributable to limited liability members’ individual activities. The liability of each member in an LLC was limited to the amounts reflected in their respective member accounts.

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

For the June 30, 2020 CECL estimate, the Company used a COVID-19 stress scenario with a five-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period. Management concluded that the original six-quarter COVID-19 stress forecast was still appropriate and, therefore, used five remaining forecasted quarters as of June 30, 2020.  Given the second wave of the COVID pandemic, management decided to extend its reversion period by a quarter and used a four-quarter reversion period as of June 30, 2020.  This forecast period and reversion to historical loss is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

For the September 30, 2020 CECL estimate, the Company used a COVID-19 stress scenario with a five-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period. Management concluded that using the same forecast and reversion periods as last quarter was still appropriate given the extended COVID-19 pandemic and prolonged shutdowns.  This forecast period and reversion to historical loss is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

Loans 90 days or more delinquent and not included in our COVID-19 forbearance program, in bankruptcy, or in foreclosure, are evaluated individually for determination of allowance for credit losses. Loans individually evaluated are excluded from loans evaluated collectively by segment. The Company primarily relies on the value of the underlying real estate, coupled with low loan-to-value ratios, to satisfy the loan obligation, either through successful loss mitigation efforts or foreclosure and sale of the underlying real estate. Expected loan losses are based on the fair value of the collateral underlying the loans at the reporting date, adjusted for estimated selling costs as appropriate.

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

Interest income on loans held for investment is accrued on the unpaid principal balance (UPB) at their respective stated interest rates. Generally, loans are placed on nonaccrual status when they become 90 days past due. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates.  Management has concluded that ASC 310-20-35-18(a) on interest income recognition does not apply to the forbearances granted under the Company’s COVID-19 forbearance program.  The Company will continue to accrue interest on the COVID-19 forbearance granted loans for all such loans that were less than 90 days past due at the forbearance grant date.  The Company will continue to evaluate the COVID-19 forbearance-granted loans on an individual basis to determine if a reserve should be established on the collectability of the accrued interest and whether any loans should be placed on nonaccrual status at a future date. As of September 30, 2020, approximately $335.1 million or 81% of the $411.2 million loans granted a COVID-19 forbearance were subsequently brought current and the related accrued interest was added to the principal balances of the loans to be repaid by the borrowers upon the earlier of loan payoff or loan maturity. The deferred loans are considered current at the time of deferral, and the Company continues to accrue interest on the loans.

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

On March 22, 2020, the federal banking agencies issued an interagency statement to provide additional guidance to financial institutions who are working with borrowers affected by COVID-19. The agencies have confirmed with staff of the Financial Accounting Standards Board that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

In response to the COVID-19 pandemic, the Company has implemented a COVID-19 forbearance program allowing customers to primarily defer payments for up to 90 days. Deferrals under the CARES Act or interagency guidance are not considered troubled debt restructurings. Interest on loans in the COVID-19 forbearance program that were less than 90 days past due at forbearance grant date or contractually became 90 days past due during the forbearance period continued to accrue through the forbearance period.  Approximately $335.1 million or 81% of the $411.2 million loans granted a COVID-19 forbearance were subsequently brought current and the related accrued interest was added to the principal balances of the loans to be repaid by the borrowers upon the earlier of loan payoff or loan maturity.

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated statement of financial condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$19,210	$8,849
Restricted cash	7,821	3,152
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$27,031	$12,001

Note 5 — Loans Held for Sale, Net

The following table summarizes loans held for sale as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Unpaid principal balance	$—	$216,054
Valuation adjustments	—	(396)
Deferred loan origination costs	—	(1,191)
Ending balance	$—	$214,467

Effective July 1, 2020, the loans held for sale portfolio with unpaid principal balance of $214.4 million were transferred to the held for investment loan portfolio. The related valuation allowance of $1.3 million on these loans were reversed through earnings and included in “Other income” in the consolidated statements of income.

Note 6 — Loans Held for Investment and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020			December 31, 2019
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment	Total loans held for investment
Unpaid principal balance	$1,982,984	$3,360	$1,986,344	$1,843,290
Valuation adjustments on FVO loans	—	(33)	(33)	(444)
Deferred loan origination costs	23,850	—	23,850	25,714
	2,006,834	3,327	2,010,161	1,868,560
Allowance for loan losses	(5,748)	—	(5,748)	(2,240)
Total loans held for investment and loans held for investment at fair value, net	$2,001,086	$3,327	$2,004,413	$1,866,320

As of September 30, 2020, $411.2 million in UPB with a $416.2 million amortized costs basis of loans held for investment have participated in the COVID-19 forbearance program. Accrued interest on these loans was $24.8 million as of September 30, 2020. Approximately $335.1 million or 81% of the $411.2 million loans granted a COVID-19 forbearance were subsequently brought current and the related accrued interest was added to the principal balances of the loans to be repaid by the borrowers upon the earlier of loan payoff or loan maturity.

As of September 30, 2020 and December 31, 2019, the gross unpaid principal balance of loans held for investment pledged as collateral for the Company’s warehouse facility agreements, and securitizations issued were as follows (in thousands):

	September 30, 2020	December 31, 2019
The 2013 repurchase agreement	$8,094	$108,504
The 2015 repurchase agreement	—	175,689
The Bank credit agreement	—	3,331
Total pledged loans	$8,094	$287,524

2014-1 Trust	25,066	29,559
2015-1 Trust	55,032	64,876
2016-1 Trust	78,125	97,727
2016-2 Trust	52,430	68,961
2017-1 Trust	89,888	116,670
2017-2 Trust	150,330	173,390
2018-1 Trust	122,763	141,567
2018-2 Trust	230,982	260,278
2019-1 Trust	215,248	229,151
2019-2 Trust	184,820	210,312
2019-3 Trust	142,646	157,119
2020-1 Trust	252,406	—
2020-2 Trust	126,694	—
2020-MC1 Trust	250,644	—
Total	$1,977,074	$1,549,610
(a)	Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment that were nonperforming and on nonaccrual status as of September 30, 2020 and December 31, 2019, and accruing loans that were 90 days or more past due as of September 30, 2020 under the Company’s COVID-19 payment forbearance programs. There were no loans accruing interest that were greater than 90 days past due as of December 31, 2019.

	September 30, 2020
	Nonaccrual With		Loans 90+ DPD
	No Allowance	Total	Still Accruing
	for Loan Loss	Nonaccrual	COVID-19 Program
	(In thousands)
Commercial - Purchase	$19,201	$20,544	$1,222
Commercial - Refinance	97,846	102,336	4,026
Residential 1-4 Unit - Purchase	26,206	27,800	2,662
Residential 1-4 Unit - Refinance	150,275	165,434	6,871
Total	$293,528	$316,114	$14,781

Troubled Debt Restructuring included in nonaccrual loans:	$—	$175	$—

December 31, 2019
($ in thousands)
Nonaccrual loans:
Recorded investment	$125,819
Percentage of the originated loans held for investment	6.7%
Impaired loans:
Unpaid principal balance	$124,050
Recorded investment	125,998
Recorded investment of impaired loans requiring a specific allowance	12,286
Specific allowance	913
Specific allowance as a percentage of recorded investment of impaired loans requiring a specific allowance	7.4%
Recorded investment of impaired loans not requiring a specific allowance	$113,712
Percentage of recorded investment of impaired loans not requiring a specific allowance	90.2%
TDRs included in impaired loans:
Recorded investment of TDRs	$179
Recorded investment of TDRs with a specific allowance	179
Specific allowance	25
Recorded investment of TDRs without a specific allowance	—

The Company has made the accounting policy election not to measure an allowance for credit losses for accrued interest receivables. The Company has also made the accounting policy election to write off accrued interest receivables by reversing interest income when loans are placed on nonaccrual status, or 90 days or more past due, other than the COVID-19 forbearance-granted loans. The Company will continue to evaluate the COVID-19 forbearance-granted loans on an individual basis to determine if a reserve should be established on the collectability of the accrued interest and whether any loans should be placed on nonaccrual status at a future date. The following table presents the amortized cost basis in the loans held for investment as of September 30, 2020 and 2019, and the amount of accrued interest receivables written off by reversing interest income by portfolio segment for the nine months ended September 30, 2020 and 2019 (in thousands):

	September 30, 2020		September 30, 2019
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$293,886	$576	$272,344	$219
Commercial - Refinance	695,664	3,092	672,877	990
Residential 1-4 Unit - Purchase	282,212	724	243,972	210
Residential 1-4 Unit - Refinance	735,072	4,156	588,725	894
Total	$2,006,834	$8,548	$1,777,918	$2,313

Any future payments received for these loans will be recognized on a cash basis.

For the nine months ended September 30, 2020 and 2019, cash basis interest income recognized on nonaccrual loans was $11.6 million and $8.7 million, respectively, and there was no accrued interest income recognized on nonaccrual loans. The average recorded investment of individually evaluated loans, computed using month-end balances, was $223.7 million and $106.3 million for nine months ended September 30, 2020 and 2019, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified as of September 30, 2020 and December 31, 2019.

(b)	Allowance for Credit Losses

The following tables present the activity in the allowance for credit losses for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020					2019
			Residential	Residential
	Commercial	Commercial	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Total	Total
Allowance for credit losses:
Beginning balance	$524	$2,687	$403	$1,607	$5,221	$2,096
Provision for loan losses (1)	(90)	(101)	171	1,593	1,573	338
Charge-offs	—	(210)	(37)	(799)	(1,046)	(323)
Ending balance	$434	$2,376	$537	$2,401	$5,748	$2,111

(1)

The provision for loans losses would have been approximately $0.4 million for the three months ended September 30, 2020, excluding the $1.2 million impact from the loans held for sale transferred to loans held for investment. The additional $1.2 million provision was mainly offset by the reversal of the $1.3 million valuation allowance on the held for sale loans, which was recorded to “Other income” in the consolidated statements of income.

	Nine Months Ended September 30,
	2020					2019
			Residential	Residential
	Commercial	Commercial	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Total	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$304	$1,016	$148	$772	$2,240	$1,680
Impact of adopting ASC 326	19	62	9	47	137	—
Balance - January 1, 2020	$323	$1,078	$157	$819	$2,377
Provision for loan losses (1)	190	1,508	553	2,411	4,662	898
Charge-offs	(79)	(210)	(173)	(829)	(1,291)	(467)
Ending balance	$434	$2,376	$537	$2,401	$5,748	$2,111

Allowance related to:
Loans individually evaluated	$179	$549	$266	$1,389	$2,383	$739
Loans collectively evaluated	255	1,828	271	1,011	3,365	1,372
Amortized cost related to:
Loans individually evaluated	$20,544	$102,337	$27,800	$165,434	$316,115	$110,134
Loans collectively evaluated	273,342	593,327	254,412	569,638	1,690,719	1,667,784

(1)

The provision for loans losses would have been approximately $3.5 million for the nine months ended September 30, 2020, excluding the $1.2 million impact from the loans held for sale transferred to loans held for investment. The additional $1.2 million provision was mainly offset by the reversal of the $1.3 million valuation allowance on the held for sale loans, which was recorded to “Other income” in the consolidated statements of income.

(c)	Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-off rate in relation to its nonperforming loans as its credit quality indicator. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. As of September 30, 2020, the annualized charge-off rate was 0.55% of average nonperforming loans. The charged-off rate was 0.52% for the year ended December 31, 2019.

Other credit quality indicators include aging status and accrual status. The following table presents the aging status of the amortized cost basis in the loans held for investment portfolio, which includes $416.2 million loans in the Company’s COVID-19 forbearance program as of September 30, 2020, and as of December 31, 2019 (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
September 30, 2020	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$1,737	$455	$18,352	$20,544	$—	$20,544
Commercial - Refinance	5,775	7,856	88,706	102,337		102,337
Residential 1-4 Unit - Purchase	519	—	27,281	27,800	—	27,800
Residential 1-4 Unit - Refinance	2,067	5,410	157,957	165,434	—	165,434
Total loans individually evaluated	$10,098	$13,721	$292,296	$316,115	$—	$316,115
Loans collectively evaluated
Commercial - Purchase	$15,729	$6,857	$1,222	$23,808	$249,535	$273,343
Commercial - Refinance	39,343	18,666	4,026	62,035	531,291	593,326
Residential 1-4 Unit - Purchase	11,582	27,962	2,662	42,206	212,207	254,413
Residential 1-4 Unit - Refinance	43,226	21,703	6,871	71,800	497,837	569,637
Total loans collectively evaluated	$109,880	$75,188	$14,781	$199,849	$1,490,870	$1,690,719
Ending balance	$119,978	$88,909	$307,077	$515,964	$1,490,870	$2,006,834

December 31, 2019:
Impaired loans	$6,195	$7,696	$111,928	$125,819	$179	$125,998
Nonimpaired loans	119,465	41,138	—	160,603	1,578,984	1,739,587
Ending balance	$125,660	$48,834	$111,928	$286,422	$1,579,163	$1,865,585

(1)	Includes loans in bankruptcy and foreclosure less than 90 days past due

As of September 30, 2020, borrowers on approximately $308.3 million or 75% of the $411.2 million COVID-19 forbearance granted loans made their next scheduled payment. The following table presents the aging of the amortized cost basis of loans held for investment in the Company's COVID-19 forbearance program as of September 30, 2020 (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
September 30, 2020	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$—	$—	$2,533	$2,533	$—	$2,533
Commercial - Refinance	—	—	13,793	13,793	—	13,793
Residential 1-4 Unit - Purchase	178	—	2,359	2,537	—	2,537
Residential 1-4 Unit - Refinance	—	431	16,143	16,574	—	16,574
Total loans individually evaluated	$178	$431	$34,828	$35,437	$—	$35,437
Loans collectively evaluated
Commercial - Purchase	$8,079	$6,253	$1,222	$15,554	$34,053	$49,607
Commercial - Refinance	18,456	10,383	4,026	32,865	105,132	137,997
Residential 1-4 Unit - Purchase	2,039	24,308	2,662	29,009	29,913	58,922
Residential 1-4 Unit - Refinance	14,620	12,281	6,871	33,772	100,505	134,277
Total loans collectively evaluated	$43,194	$53,225	$14,781	$111,200	$269,603	$380,803
Ending balance	$43,372	$53,656	$49,609	$146,637	$269,603	$416,240
(1)	Includes loans in bankruptcy and foreclosure less than 90 days past due. Also includes accruing loans 90+ day past due.

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following table presents the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year.

	Term Loans Amortized Cost Basis by Origination Year
September 30, 2020:	2020	2019	2018	2017	2016	Pre-2016	Total
Commercial - Purchase
Payment performance
Performing	$35,424	$104,154	$67,331	$41,042	$11,409	$13,982	$273,342
Nonperforming	218	3,716	6,696	5,956	1,800	2,159	20,545
Total Commercial - Purchase	$35,642	$107,870	$74,027	$46,998	$13,209	$16,141	$293,887

Commercial - Refinance
Payment performance
Performing	$49,796	$189,642	$158,836	$95,872	$40,744	$58,437	$593,327
Nonperforming	3,309	23,191	38,192	20,757	7,330	9,557	102,336
Total Commercial - Refinance	$53,105	$212,833	$197,028	$116,629	$48,074	$67,994	$695,663

Residential 1-4 Unit - Purchase
Payment performance
Performing	$43,613	$95,082	$48,847	$30,471	$7,405	$28,994	$254,412
Nonperforming	2,314	7,177	7,340	4,563	1,348	5,059	27,801
Total Residential 1-4 Unit - Purchase	$45,927	$102,259	$56,187	$35,034	$8,753	$34,053	$282,213

Residential 1-4 Unit - Refinance
Payment performance
Performing	$93,414	$232,548	$107,433	$69,918	$25,157	$41,168	$569,638
Nonperforming	18,810	67,792	40,706	16,836	7,350	13,939	165,433
Total Residential 1-4 Unit - Purchase	$112,224	$300,340	$148,139	$86,754	$32,507	$55,107	$735,071

Total Portfolio	$246,898	$723,302	$475,381	$285,415	$102,543	$173,295	$2,006,834

Note 7 — Securitizations, Net

From May 2011 through September 2020, the Company completed fifteen securitizations of $3.4 billion of loans, issuing $3.1 billion of securities to third parties through fifteen respective Trusts. The Company is the sole beneficial interest holder of the Trusts, which are variable interest entities included in the consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 5%–30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from September 2044 through July 2050.

The following table summarizes the outstanding balance, net of discounts and deals costs, of the securities and the effective interest rate for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Securitizations:
Securitizations, net	$1,670,930	$1,377,733
Interest expense	58,749	51,852
Average outstanding balance	1,728,131	1,318,649
Effective interest rate (1)	4.53%	5.24%

(1)

Represents annualized interest expense divided by average gross outstanding balance and includes average rate (3.94%) and debt issue cost amortization (0.59%) and average rate (4.60%) and debt issue cost amortization (0.64%) for the nine months ended September 30, 2020 and 2019, respectively.

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

As of September 30, 2020 and December 31, 2019, the balance of the 2019 Term Loan was $78.0 million and $153.0 million, respectively. In January 2020, the Company used a portion of its IPO proceeds to pay down $75.0 million in principal amount of the 2019 Term Loan.  The balance in the consolidated Statements of Financial Condition is net of debt issuance costs of $3.2 million and $7.4 million, respectively. The 2019 Term Loan is secured by substantially all assets of the Company not otherwise pledged under a securitization or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants or otherwise default under the notes, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of September 30, 2020 and December 31, 2019, the Company was in compliance with these covenants.

(b)	Warehouse Repurchase and Revolving Loan Facilities, Net

On May 29, 2015, the Company entered into a Repurchase Agreement (“the 2015 Repurchase Agreement”) with a warehouse lender. The 2015 Repurchase Agreement matured on August 3, 2020, and was a short-term borrowing facility, collateralized by a pool of loans, with an initial maximum capacity of $300.0 million, and bore interest at one-month LIBOR plus a margin that ranged from 3.000% to 3.125%. All borrower payments on loans financed under the warehouse repurchase facility were first used to pay interest on the facility. For the nine months ended September 30, 2020 and 2019, the effective interest rates were 5.17% and 5.83%, respectively.

On May 17, 2013, the Company entered into a Repurchase Agreement (“the 2013 Repurchase Agreement”) with another warehouse lender. The 2013 Repurchase Agreement has a current maturity date of September 29, 2021, and is a short-term borrowing facility, collateralized by a pool of performing loans, with a maximum capacity of $100.0 million, and bears interest at one-month LIBOR plus 3.25%. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. For the nine months ended September 30, 2020 and 2019, the effective interest rates were 4.39% and 5.68%, respectively.

On September 12, 2018, the Company entered into a three-year secured revolving loan facility agreement (“the Bank Credit Agreement) with a bank. The Bank Credit Agreement matures September 12, 2021. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at the lesser of the one-month LIBOR Rate plus 3.5% per annum and the maximum rate, which is the highest lawful and non-usurious rate of interest applicable to the loan. The maximum loan amount under this facility is $50 million. This facility was paid down to zero as of September 30, 2020.

On December 26, 2019, the Company entered into a $3.0 million loan agreement (“the 2019 Loan”) with a lender. The 2019 Loan is secured by five real properties acquired by the Company through foreclosure or by deed-in lieu of foreclosure.  The 2019 Loan bears a fixed interest rate of 9.5%, and matures the earlier of (i) January 1, 2021, and (ii) the date on which the unpaid principal balance of this loan becomes due and payable by acceleration or otherwise pursuant to the loan documents or the exercise by the lender of any right or remedy under any loan document. The maturity date of the 2019 Loan is subject to extension up to July 1, 2021.

On August 4, 2020, the Company entered into a $10.6 million repurchase agreement (“the 2020 Repurchase Agreement) with a large investment bank. The 2020 Repurchase Agreement is secured by $19.7 million of securities issued and retained by the Company through a securitization, and bears interest at three-month LIBOR plus 4.00%. The interest rate was 4.23% as of September 30, 2020. The repurchase date under this agreement is November 24, 2020.

Certain of the Company’s loans are pledged as security under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of September 30, 2020 and December 31, 2019, the Company was in compliance with these covenants.

The following table summarizes the maximum borrowing capacity and current gross balances outstanding for the Company’s warehouse facilities and loan agreements as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Period end balance (1)	Maximum borrowing capacity	Period end balance (1)	Maximum borrowing capacity
The 2015 repurchase agreement	$—	$—	$226,212	$250,000
The 2013 repurchase agreement	6,476	100,000	190,977	200,000
The Bank credit agreement	—	—	2,499	50,000
The 2019 loan agreement	2,700	3,000	3,000	3,000
The 2020 repurchase agreement	10,647	10,647	—	—

(1)

Warehouse repurchase facilities amounts in the consolidated balance sheets are net of debt issuance costs amounting to $0.3 million and $1.1 million as of September 30, 2020 and December 31, 2019, respectively.

The following table provides an overview of the activity and effective interest rate for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Warehouse and repurchase facilities:
Average outstanding balance	$204,110	$216,613
Highest outstanding balance at any month-end	450,194	349,859
Effective interest rate (1)	4.99%	5.76%

(1)

Represents annualized interest expense divided by average gross outstanding balance and includes average rate (4.34%) and debt issue cost amortization (0.65%) and average rate (5.35%) and debt issue cost amortization (0.41%) for the nine months ended September 30, 2020 and 2019, respectively.

The following table provides a summary of interest expense that includes debt issuance cost amortization, interest, amortization of discount, and deal cost amortization for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,

Warehouse and repurchase facilities	$7,635		$9,362
Securitizations	58,749		51,852
Interest expense — portfolio related	66,384		61,214
Interest expense — corporate debt	10,149	(1)	10,548
Total interest expense	$76,533		$71,762
(1)

Included in the $10.1 million of interest expense – corporate debt for the nine months ended September 30, 2020 was the one-time debt issuance costs write-off of $3.5 million and prepayment penalties of $0.3 million associated with the repayment of $75.0 million in outstanding principal amount in January 2020.

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

The Company records a repurchase liability relating to representations and warranties and early payment defaults. The method used to estimate the liability for repurchase is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults. The Company establishes a liability at the time loans are sold and continually updates the estimated repurchase liability. The level of the repurchase liability for representations and warranties and early payment default requires considerable management judgment. As of September 30, 2020 and December 31, 2019, the balance of repurchase liability was $76 thousand, and it is included in accounts payable and accrued expenses in the consolidated balance sheets.

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

Stock options vest ratably over a service period of three years from the date of the grant. Compensation expense related to stock options is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. For the nine months ended September 30, 2020, 10,000 shares of stock options were forfeited, and the Company recognized $0.5 million compensation expense related to the outstanding stock options granted to employees. Such amount is included in “Compensation and employee benefits” on the Consolidated Statement of Income. The amount of unrecognized compensation expense related to unvested stock options totaled $2.3 million as of September 30, 2020. As of September 30, 2020, unvested stock options outstanding were 772,500 shares at an exercise price per share of $13.00.

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

The following table presents the basic and diluted earnings (loss) per share calculations for the three and nine months ended September 30, 2020:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
	(In thousands, except per share data)
Basic EPS:
Net income	$3,481	$8,201
Less deemed dividends on preferred stock	—	48,955
Net income (loss) allocated to common stock	$3,481	$(40,754)
Less earnings allocated to participating securities	—	—
Net earnings (loss) allocated to common stock	$3,481	$(40,754)
Weighted average common shares outstanding	20,087	20,087
Basic earnings (loss) per common share	$0.17	$(2.03)
Diluted EPS:
Net income (loss) allocated to common shareholders	$3,481	$(40,754)
Weighted average common shares outstanding	20,087	20,087
Add dilutive effects for assumed conversion of Series A preferred stock	11,688	—
Add dilutive effects for warrants	659	—
Add dilutive effects for stock options	—	—
Weighted average diluted common shares outstanding	32,435	20,087
Diluted income (loss) per common share	$0.11	$(2.03)

Earnings per common share is not applicable to periods prior to the Company's IPO on January 17, 2020.

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Shares underlying Series A Convertible Preferred Stock	—	11,688,312
Shares underlying warrants	1,004,375	3,013,125
Stock options	772,500	772,500
Share equivalents excluded from EPS	1,776,875	15,473,937

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

Following shareholder approval at the Special Meeting of Shareholders held on August 13, 2020, each share of the Preferred is convertible at the option of the holder into the number of shares of common stock equal to then applicable conversion rate of $1,000 divided by the applicable conversion price plus cash in lieu of fractional shares, if any. The initial conversion price is $3.85 and is subject to customary antidilution adjustments. In addition, the Company has the right to cause the Preferred to convert beginning October 7, 2021 if the Company’s common stock meets certain weighted average price targets.

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

The Preferred is recorded as mezzanine equity (temporary equity) on the consolidated balance sheets because it is not mandatorily redeemable, but does contain a redemption feature at the option of the preferred stock holders that is considered not solely within the Company’s control. Because the Preferred becomes redeemable at any time after 2.5 years from the Closing Date of April 7, 2020, the Company has elected to recognize the changes in the maximum redemption value immediately as they occur and adjust the carrying value of the Preferred to equal the maximum redemption value at the end of each reporting period which is viewed as the redemption date for the Preferred. At June 30, 2020, the Company recognized the Preferred maximum redemption value of $90 million, which is the maximum redemption value on the earliest redemption date based on a redemption value of $2,000 per share and 45,000 shares of Preferred. The recording of the Preferred maximum redemption value was treated as a deemed dividend and resulted in a $49 million charge to Shareholders’ Equity.

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

The Company determined the fair value estimate of loans held for investment using a third-party loan valuation model, a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company’s mortgage loans held for investment are discount rates, prepayment speeds, loss severity, and default rates. Significant changes in any of those inputs could result in a significant change to the loans’ fair value measurement.

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

The Company uses a third-party loan valuation model to estimate the fair value at instrument level, a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company’s mortgage loans held for investment, at fair value are discount rate, property values, prepayment speeds, loss severity, and default rates. Significant changes in any of those inputs in isolation could result in a significant change to the loans’ fair value measurement.

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

The following tables present information on assets measured and recorded at fair value as of September 30, 2020 and December 31, 2019, by level, in the fair value hierarchy (in thousands):

	Fair value measurements using			Total at
September 30, 2020	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$3,327	$3,327
Interest-only strips	—	—	473	473
Total recurring fair value measurements	—	—	3,800	3,800
Nonrecurring fair value measurements:
Real estate owned, net	—	—	14,653	14,653
Individually evaluated loans requiring specific allowance, net	—	—	20,202	20,202
Total nonrecurring fair value measurements	—	—	34,855	34,855
Total assets	$—	$—	$38,655	$38,655

	Fair value measurements using			Total at
December 31, 2019	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$2,960	$2,960
Interest-only strips	—	—	894	894
Total recurring fair value measurements	—	—	3,854	3,854
Nonrecurring fair value measurements:
Loans held for sale, net	—	—	214,467	214,467
Real estate owned, net	—	—	13,068	13,068
Impaired loans requiring specific allowance, net	—	—	11,373	11,373
Total nonrecurring fair value measurements	—	—	238,908	238,908
Total assets	$—	$—	$242,762	$242,762

The following table presents gains and losses recognized on assets measured on a nonrecurring basis for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (loss) on assets measured on a nonrecurring basis	2020	2019	2020	2019
Loans held for sale, net	$1,307	$15	$345	$84
Real estate held for sale, net	(528)	(195)	(1,744)	(572)
Individually evaluated loans requiring specific allowance, net	(1,109)	65	(1,469)	(103)
Total net loss	$(330)	$(115)	$(2,868)	$(591)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30, 2020
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring allowance, net	$20,202	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	14,653	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	3,327	Discounted cash flow	Discount rate	7.11%	7.11%
			Collateral value (% of UPB)	92% to 102%	99%
			Timing of resolution/payoff (months)	1 to 32	12
			Prepayment rate	13.83%	13.83%
			Default rate	4.75% to 15.44%	11.0%
			Loss severity rate	0.60%	0.60%
Interest-only strips	473	Discounted cash flow	Discount rate	15.0%	15.0%
			Timing of resolution/payoff (months)	0 to 12	2.0

	December 31, 2019
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Collateral dependent impaired loans requiring specific allowance, net	$11,373	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	13,068	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	2,960	Discounted cash flow	Discount rate	10.5%	10.5%
			Collateral value (% of UPB)	18.0% to 94.0%	87.0%
			Timing of resolution/payoff (months)	5 to 218	65.0
			Prepayment rate	15.0%	15.0%
			Default rate	1.0%	1.0%
			Loss severity rate	10.0%	10.0%
Loans held for sale	214,467	Discounted cash flow	Discount rate	12.0% to 15.0%	14.7%
			Timing of resolution/payoff (months)	0 to 12	7.0
Interest-only strips	894	Discounted cash flow	Discount rate	15%	15%
			Timing of resolution/payoff (months)	0 to 7.0	210.0%

The following is a rollforward of loans that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$2,956	$2,974	$2,960	$3,463
Loans liquidated	—	—	—	(421)
Principal paydowns	(9)	(21)	(44)	(55)
Total unrealized gain (loss) included in net income	380	(17)	411	(51)
Ending balance	$3,327	$2,936	$3,327	$2,936

The following is a rollforward of interest-only strips that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$845	$1,193	$894	$812
Interest-only strip additions	—	—	1,820	1,634
Interest-only strip write-offs	(365)	(499)	(2,234)	(1,630)
Total unrealized loss included in net income	(7)	—	(7)	(122)
Ending balance	$473	$694	$473	$694

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value through the use of a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of September 30, 2020 and December 31, 2019, the only financial assets measured at fair value were certain individually evaluated loans held for investment, loans held for sale, interest-only strips, REO and FVO loans, which were measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $20.2 million and $11.4 million as of September 30, 2020 and December 31, 2019, net of specific allowance for credit losses of approximately $2.4 million and $0.9 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated (in thousands):

	September 30, 2020
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$19,210	$19,210	$—	$—	$19,210
Restricted cash	7,821	7,821	—	—	7,821
Loans held for investment, net	2,001,086	—	—	2,019,669	2,019,669
Loans held for investment, at fair value	3,327	—	—	3,327	3,327
Accrued interest receivables	13,134	13,134	—	—	13,134
Interest-only strips	473	—	—	473	473

Liabilities:
Secured financing, net	$74,776	$—	$—	$77,900	$77,900
Warehouse repurchase facilities, net	19,541	—	19,541	—	19,541
Securitizations, net	1,670,930	—	—	1,714,210	1,714,210
Accrued interest payable	7,399	7,399	—	—	7,399

	December 31, 2019
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$21,465	$21,465	$—	$—	$21,465
Restricted cash	6,087	6,087	—	—	6,087
Loans held for sale, net	214,467	—	—	222,260	222,260
Loans held for investment, net	1,863,360	—	—	1,913,481	1,913,481
Loans held for investment, at fair value	2,960	—	—	2,960	2,960
Accrued interest receivable	13,295	13,295	—	—	13,295
Real estate owned, net	13,068	—	—	13,068	13,068
Interest-only strips	894	—	—	894	894

Liabilities:
Secured financing, net	$145,599	$—	$—	$153,000	$153,000
Warehouse repurchase facilities, net	421,548	—	421,548	—	421,548
Securitizations, net	1,438,629	—	—	1,486,990	1,486,990
Accrued interest payable	7,190	7,190	—	—	7,190

Note 15 — Subsequent Events

The Company has evaluated events that have occurred subsequent to September 30, 2020 through the issuance of the accompanying consolidated financial statements and has concluded there are no other subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee and, based on all loans in our portfolio as of September 30, 2020, has an average balance of approximately $329,000. As of September 30, 2020, our loan portfolio totaled $2.0 billion of UPB on properties in 45 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 66.2%, and was concentrated in 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, representing 50.7% of the UPB. For the three months ended September 30, 2020, the annualized yield on our total portfolio was 8.21%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse repurchase facilities, securitizations, corporate debt and equity. The securitization market is our primary source of long-term financing. We have successfully executed fifteen securitizations, resulting in a total of over $3.1 billion in gross debt proceeds from May 2011 through September 2020.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on our loan portfolio and interest expense paid on our portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of our warehouse repurchase facilities and securitizations and excludes our corporate debt. For the three months ended September 30, 2020, our annualized portfolio related net interest margin was 3.77%, an improvement of 23 basis points over the previous quarter. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for loan losses and operating expenses. For the three months ended September 30, 2020, we generated pre-tax income and net income of $5.0 million and $3.5 million, respectively.

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

In September 2020, we resumed loan originations and took in over $220 million of loan applications during the month.  We also enhanced our loan operations processes during the temporary suspension, enabling us to streamline our operations by approximately 60 employees to be more cost effective going forward.

Recent Developments

Strategies to Address Uncertainties Caused by COVID-19

The COVID-19 outbreak has caused significant disruption in business activity and the financial markets both globally and in the United States. As a result of the spread of COVID-19, economic uncertainties have arisen which have negatively impacted our financial condition, results of operations and cash flows. The further extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on our customers, employees and vendors, all of which remain uncertain at this time and cannot be predicted.

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
•

On July 10, 2020, we securitized $276.0 million of short-term and long-term investor real estate loans and issued $179.4 million of notes and certificates. We used the proceeds from this securitization to fully pay off our existing warehouse lines.

•	We are exploring new non-mark to market financing agreements for originating and purchasing loans.
•	In September 2020, we resumed our loan origination activities. We reduced our workforce by 60 employees as we streamlined our loan operations processes.

•

In order to protect our employees, we have been working remotely since late March. In addition, we have implemented COVID-19-related protective measures and protocols to safely allow a limited number of staff to work from our offices located across the country.

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

For the September 30, 2020 CECL estimate, the Company used a COVID-19 stress scenario with a five-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period. Management concluded that using the same forecast and reversion periods as last quarter was still appropriate given the extended COVID-19 pandemic and prolonged shutdowns. This forecast period and reversion to historical loss is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

Loans 90 days or more delinquent and not included in our COVID-19 forbearance program, in bankruptcy, or in foreclosure, are evaluated individually. Loans individually evaluated are excluded from loans evaluated collectively by segment. When loans are individually evaluated, we primarily rely on the value of the underlying real estate, coupled with low loan-to-value ratios, to satisfy the loan obligation, either through successful loss mitigation efforts or foreclosure and sale of the underlying real estate. Expected loan losses are based on the fair value of the collateral underlying the loans at the reporting date, adjusted for estimated selling costs as appropriate.

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

Interest income on loans held for investment is accrued on the unpaid principal balance (UPB) at their respective stated interest rates. Generally, loans are placed on nonaccrual status when they become 90 days past due. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. Management has concluded that ASC 310-20-35-18(a) on interest income recognition does not apply to the forbearances granted under our forbearance program. We will continue to accrue interest on the COVID-19 forbearance granted loans for all such loans that were less than 90 days past due at the forbearance grant date.  We will continue to evaluate the COVID-19 forbearance-granted loans on an individual basis to determine if a reserve should be established on the collectability of the accrued interest and whether any loans should be placed on nonaccrual status at a future date. Approximately $335.1 million or 81% of the $411.2 million loans granted a COVID-19 forbearance were subsequently brought current and the related accrued interest was added to the principal balances of the loans to be repaid by the borrowers upon the earlier of loan payoff or loan maturity.  The deferred loans are considered current at the time of deferral, and the Company continues to accrue interest on the loans.

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

Origination Volume

Portfolio related net interest income is the largest contributor to our net income. We have grown our portfolio related net interest income by $0.5 million or 2.6% from $18.6 million for the quarter ended September 30, 2019 to $19.0 million for the quarter ended September 30, 2020. The growth in net interest income is largely attributable to our growth in loan originations until mid-March 2020, at which time we suspended originations due to the COVID-19 lockdown.

We began accepting new loan applications on September 1st and received applications for $226.0 million in new loans. We closed $8.1 million in new loans in September 30, 2020.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	September 30, 2020		December 31, 2019	September 30, 2019
	($ in thousands)
Total loans	$1,986,344		$2,059,344	$1,928,208
Loan count	6,029		6,373	6,039
Average loan balance	$329		$323	$319
Weighted average loan-to-value	66.2%		65.8%	65.4%
Weighted average coupon	8.56%		8.69%	8.71%
Nonperforming loans (UPB)	$314,727	(A)	$141,607	$118,106
Nonperforming loans (% of total)	15.84%	(A)	6.88%	6.13%

(A)	Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $34.9 million of COVID-19 forbearance-granted loans placed on nonaccrual status as of September 30, 2020.

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

Nonperforming Loans.    Loans that are 90 or more days past due and not included in our COVID-19 forbearance program, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. The dollar amount of nonperforming loans presented in the table above reflects the UPB of all loans that meet this definition. In the last 7 years, over 90% of our resolved nonperforming loans have either paid current or fully paid off, resulting in a complete recapture of all contractual principal and interest and, in many cases, additional default interest and prepayment fees.

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

($ in thousands)	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
Three Months Ended September 30, 2020:
Loan originations — held for investment	19	8,094	426	7.35%	68.81%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	19	$8,094	$426	7.35%	68.81%
Loan acquisitions — held for investment	—	—	—	(—)%	(—)%
Total loans originated and acquired	19	$8,094	$426	7.35%	68.81%
Three Months Ended June 30, 2020:
Loan originations — held for investment	—	—	—	(—)%	(—)%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	—	$—	$—	(—)%	(—)%
Loan acquisitions — held for investment	—	—	—	(—)%	(—)%
Total loans originated and acquired	—	$—	$—	(—)%	(—)%
Three Months Ended September 30, 2019:
Loan originations — held for investment	518	183,680	355	8.43%	68.59%
Loan originations — held for sale	312	94,559	303	9.87%	68.74%
Total loan originations	830	278,239	335	8.92%	68.64%
Loan acquisitions — held for investment	1	131	131	7.49%	75.00%
Total loans originated and acquired	831	278,370	335	8.92%	68.65%

We temporarily suspended our loan originations from late March 2020 through August 2020 due to the dislocation caused by COVID-19. We have resumed loan originations in September 2020.

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

(in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Unpaid principal balance	$1,986,344	$1,843,290	$1,756,712
Valuation adjustments on FVO loans	(33)	(444)	(487)
Deferred loan origination costs	23,850	25,714	24,756
Total loans held for investment, gross	2,010,161	1,868,560	1,780,981
Allowance for credit losses	(5,748)	(2,240)	(2,110)
Loans held for investment, net	$2,004,413	$1,866,320	$1,778,871

The following table illustrates the contractual maturities for our loans held for investment in aggregate UPB and as a percentage of our total held for investment loan portfolio as of September 30, 2020:

	September 30, 2020
($ in thousands)	UPB	%
Loans due in less than one year	$86,029	4.3%
Loans due in one to five years	115,465	5.8%
Loans due in more than five years	1,784,850	89.9%
Total loans held for investment	$1,986,344	100.0%

Allowance for Credit Losses

Our allowance for credit losses as of September 30, 2020 increased by $0.5 million to $5.7 million from $5.2 million as of June 30, 2020 primarily due to the transfer of our held for sale loan portfolio to our held for investment loan portfolio effective July 1, 2020, offset by the improved macroeconomic forecasts as compared to June 30, 2020. Our allowance for credit losses increased by $3.6 million to $5.7 million as of September 30, 2020, compared to $2.1 million as of September 30, 2019. The $3.6 million increase in allowance for credit losses primarily attributed to the impact on macroeconomic forecasts as a result of COVID-19 coronavirus outbreak, and the transfer of the held for sale loan portfolio. The remaining increase in allowance for credit losses was attributed to the increase in our loan portfolio from September 30, 2019 to September 30, 2020. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses.

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

The following table illustrates the activity in our allowance for credit losses over the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$5,220	$2,096	$2,240	$1,680
Impact of adopting ASC 326	—	—	137	—
Provision for loan losses (2)	1,574	337	4,663	898
Charge-offs	(1,046)	(323)	(1,292)	(467)
Ending balance	$5,748	$2,110	$5,748	$2,111
Total loans held for investment (UPB), excluding FVO (1)	$1,982,984	$1,753,289	$1,982,984	$1,753,289
% of allowance for credit losses / loans held for investment, excluding FVO	0.29%	0.12%	0.29%	0.12%

(1)

Reflects the UPB of loans held for investment excluding loans held for investment at fair value (FVO). Loans held for investment, net on the consolidated balance sheets is net of allowance for credit losses of $5.7 million, and net deferred loan origination fees/costs of $23.9 million as of September 30, 2020.

(2)

The provision for loans losses would have been approximately $0.4 million and $3.5 million for the three and nine months ended September 30, 2020, respectively, excluding the $1.2 million impact from the loans held for sale transferred to loans held for investment. The additional $1.2 million provision was mainly offset by the reversal of the $1.3 million valuation allowance on the held for sale loans, which was recorded to “Other income” in the consolidated statements of income.

Credit Quality – Loans Held for Investment and Loans Held for Investment at Fair Value

The following table provides delinquency information on our loans held for investment and loans held for investment at fair value by UPB as of the dates indicated:

	September 30, 2020 (A)		COVID-19 Forbearance	June 30, 2020 (A)			COVID-19 Forbearance	September 30, 2019
Performing/Accruing:
Current	$1,474,076	74.2%	$266,446	$1,186,267		64.3%	$11,545	$1,509,537	85.9%
30-59 days past due	108,601	5.5	42,609	121,320		6.6	36,889	110,484	6.3
60-89 days past due	74,351	3.7	52,636	145,976		7.9	99,774	34,729	2.0
90+ days past due	14,589	0.7	14,590	122,195		6.6	122,195	—	—
Nonperforming/Nonaccrual:
<90 days past due	23,502	1.2	603	18,657		1.0	5,957	—	—
90+ days past due	119,248	6.0	31,546	136,577		7.4	12,397	20,894	1.2
Bankruptcy	8,646	0.4	1,620	8,668		0.5	—	9,626	0.5
In foreclosure	163,331	8.2	1,114	104,947		5.7	770	71,441	4.1
Total nonperforming loans	314,727	15.8	34,883	268,849	(1)	14.6	19,124	101,961	5.8
Total loans held for investment	$1,986,344	100.0%	$411,164	$1,844,607		100.0%	$289,527	$1,756,711	100.0%

(A)	Balance includes the UPB of loans held for investment in our COVID-19 forbearance program.
(1)	Nonperforming loans of $268.8 million as of June 30, 2020 excluded $60.3 million nonperforming loans held for sale.

Other than loans in the COVID-19 forbearance program, loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $314.7 million or 15.8% of our held for investment loan portfolio as of September 30, 2020, compared to $268.8 million, or 14.6% as of June 30, 2020, and $102.0 million, or 5.8% of the held for investment loan portfolio as of September 30, 2019. The increase in total nonperforming loans as of September 30, 2020 was primarily attributed to the COVID-19 pandemic, and the increase in the held for investment loan portfolio from the transfer of held for sale loan portfolio. We believe the significant equity cushion at origination and the active management of loans will continue to minimize credit losses on the resolution of defaulted loans and disposition of REO properties.

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following table summarizes the resolution activities of loans that became nonperforming prior to the beginning of the periods indicated or became nonperforming and subsequently resolved during the quarter. Of the $329.1 million nonperforming loans as of June 30, 2020, we resolved $10.9 million, or 3.3% during the quarter ended September 30, 2020. During the quarter ended September 30, 2019, we resolved $22.7 million, or 20.3% of the $112.1 million nonperforming loans as of June 30, 2019. Including REO resolutions, we realized net gains of $0.4 million and $0.8 million during the quarter ended September 30, 2020 and 2019, respectively. This is largely the result of collecting default interest and prepayment penalties in excess of the contractual interest due and collected.

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
($ in thousands)	UPB	% of Nonperforming UPB	Gain / (Loss)	UPB	% of Nonperforming UPB	Gain / (Loss)
Nonperforming UPB, beginning of period	$329,132			$112,073
Resolved — paid in full	9,705	2.9%	$728	11,637	10.38%	$751
Resolved — paid current	1,152	0.4%	24	11,074	9.88%	84
Resolved — REO sold	1,628		(312)	1,262		(85)
Total resolutions	$12,485	3.3%	$440	$23,973	20.3%	$750
Recovery rate on resolved nonperforming UPB			103.5%			103.1%

Our actual losses incurred have been small as a percentage of nonperforming loans held for investment. The table below shows our actual loan losses for the periods indicated.

	Three Months Ended		Three Months Ended		Year Ended
($ in thousands)	September 30, 2020		June 30, 2020		December 31, 2019
Average nonperforming loans for the period (1)	311,136		289,940		111,427
Charge-offs	1,046		76		579
Charge-offs / Average nonperforming loans for the period (1)	0.55%	(2)	0.17%	(2)	0.52%

(1)	Reflects the monthly average of nonperforming loans held for investment during the period.
(2)	Reflects annualized year-to-date charge-offs to average nonperforming loans for the period.

Concentrations – Loans Held for Investment

As of September 30, 2020, our held for investment loan portfolio was concentrated in investor 1-4 loans, representing 50.7% of the UPB. Mixed used properties represented 12.8% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. By geography, the principal balance of our loans held for investment were concentrated 23.2% in California, 22.7% in New York, 11.7% in Florida, and 8.0% in New Jersey.

Property Type	September 30, 2020
($ in thousands)	Loan Count	UPB	% of Total UPB
Investor 1-4	3,675	$1,007,560	50.7%
Mixed use	668	254,486	12.8
Multifamily	445	187,105	9.4
Retail	400	172,775	8.7
Office	273	110,455	5.6
Warehouse	202	117,910	5.9
Other(1)	366	136,053	6.8
Total loans held for investment	6,029	$1,986,344	100%

(1)	All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	September 30, 2020
($ in thousands)	Loan Count	UPB	% of Total UPB
New York	957	$451,105	22.7%
California	935	461,322	23.2
Florida	830	231,778	11.7
New Jersey	629	159,456	8.0
Other(1)	2,678	682,683	34.4
Total loans held for investment	6,029	$1,986,344	100%

(1)	All other states individually comprise less than 5.0% of the total unpaid principal balance.

Loans Held for Sale

We started originating short-term, interest-only loans in March 2017, which we had historically aggregated and sold at a premium to par to institutional investors. The held for sale loans were carried at the lower of cost or estimated fair value. Effective July 1, 2020, the loans held for sale portfolio with unpaid principal balance of $214.4 million were transferred to the held for investment loan portfolio. The related valuation allowance of $1.3 million on these loans were reversed through earnings. We had no loans held for sale as of September 30, 2020.

The following tables show the various components of loans held for sale as of the dates indicated:

($ in thousands)	September 30, 2020	December 31, 2019
UPB	$—	$216,054
Valuation adjustments	—	(396)
Deferred loan origination fees, net	—	(1,191)
Total loans held for sale, net	$—	$214,467

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

As of September 30, 2020, our REO included 27 properties with an estimated fair value of $14.7 million compared to 24 properties with an estimated fair value of $13.1 million as of December 31, 2019.

Key Performance Metrics

	Three Months Ended
($ in thousands)	September 30, 2020 (1)	June 30, 2020 (1)	September 30, 2019 (1)
Average loans	$2,016,414	$2,095,307	$1,826,141
Portfolio yield	8.21%	7.59%	8.84%
Average debt — portfolio related	1,764,975	1,831,867	1,648,462
Average debt — total company	1,842,975	1,909,867	1,785,344
Cost of funds — portfolio related	5.07%	4.63%	5.30%
Cost of funds — total company	5.27%	4.83%	5.75%
Net interest margin — portfolio related	3.77%	3.54%	4.06%
Net interest margin — total company	3.39%	3.18%	3.22%
Charge-offs	0.05%	0.00%	0.02%
Pre-tax return on equity	9.60%	4.94%	15.38%
Return on equity	6.65%	4.03%	10.52%

(1)	Percentages are annualized.

Average Loans

Average loans reflects the daily average of total outstanding loans, including both loans held for investment and loans held for sale, as measured by UPB, over the specified time period.

Portfolio Yield

Portfolio yield is an annualized measure of the total interest income earned on our loan portfolio as a percentage of average loans over the given period. Interest income includes interest earned on performing loans, cash interest received on nonperforming loans, default interest and prepayment fees. The fluctuations in our portfolio yield over the periods shown was primarily driven by loans placed on non-accrual status during the periods.

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

Cost of Funds — Portfolio Related and Total Company

Our portfolio related cost of funds increased to 5.07% for the three months ended September 30, 2020 from 4.63% for the three months ended June 30, 2020 and improved from 5.30% for the three months ended September 30, 2019. The increase in portfolio related cost of funds quarter over quarter was the result of higher spreads paid to investors in our more recent securitizations during the COVID-19 pandemic.

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

Over the periods shown below, our portfolio related net interest margin decreased from September 2019 to June 2020 mainly as a result of increased nonperforming loans due to the COVID-19 pandemic and, to a lesser extent, the seasoning of our loan portfolio. Our portfolio related net interest margin increased from June 2020 to September 2020 mainly due to the decrease in loans becoming nonaccrual during the three months ended September 30, 2020 as compared the three months ended June 30, 2020.

Our total company net interest margin increased from 3.18% for the three months ended June 30, 2020 to 3.39% for the three months ended September 30, 2020 as a result of COVID-19 loan deferrals where we recorded the related interest income during the three months ended September 30, 2020.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Three Months Ended
	September 30, 2020			June 30, 2020			September 30, 2019
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
($ in thousands)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Loan portfolio:
Loans held for sale	$—			$220,047			$122,763
Loans held for investment	2,016,414			1,875,260			1,703,377
Total loans	$2,016,414	$41,374	8.21%	$2,095,307	$39,755	7.59%	$1,826,140	$40,379	8.84%

Debt:
Warehouse and repurchase facilities	$22,306	703	12.61%	$242,676	2,632	4.34%	$246,532	$3,527	5.72%
Securitizations	1,742,669	21,644	4.97%	1,589,191	18,557	4.67%	1,401,930	18,300	5.22%
Total debt - portfolio related	1,764,975	22,347	5.07%	1,831,867	21,189	4.63%	1,648,462	21,827	5.30%
Corporate debt	78,000	1,913	9.81%	78,000	1,894	9.71%	136,882	3,842	11.23%
Total debt	$1,842,975	$24,260	5.27%	$1,909,867	$23,083	4.83%	$1,785,344	$25,669	5.75%

Net interest spread - portfolio related (2)			3.14%			2.96%			3.55%
Net interest margin - portfolio related			3.77%			3.54%			4.06%

Net interest spread - total company (3)			2.94%			2.75%			3.09%
Net interest margin - total company			3.39%			3.18%			3.22%

(1)	Annualized.
(2)	Net interest spread — portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)	Net interest spread — total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.

Charge-Offs

Our annualized charge-off rate for the three months ended September 30, 2020 and June 30, 2020 remained low at 0.55% and 0.17%, respectively. The charge-offs rate reflects year-to-date annualized charge-offs as a percentage of average nonperforming loans held for investment for the respective quarter. We do not record charge-offs on our loans held for sale which are carried at the lower of cost or estimated fair value.

Pre-Tax Return on Equity and Return on Equity

Pre-tax return on equity and return on equity reflect income before income taxes and net income, respectively, as a percentage of the monthly average of stockholders/members’ equity over the specified time period.

	Three Months Ended
($ in thousands)	September 30, 2020	June 30, 2020	September 30, 2019
Income before income taxes (A)	$5,025	$2,625	$5,676
Net income (B)	3,481	2,141	3,880

Monthly average balance:
Stockholders' / Members' equity (C)	209,468	212,407	147,579

Pre-tax return on equity (A)/(C) (1)	9.6%	4.9%	15.4%

Return on equity (B)/(C) (1)	6.6%	4.0%	10.5%

(1)	Annualized.

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

In response to the COVID-19 pandemic, we implemented a COVID-19 forbearance program allowing customers to primarily defer payments for up to 90 days. We will continue to accrue interest on loans in the COVID-19 forbearance program that were less than 90 days past due at forbearance grant date. We will continue to evaluate the COVID-19 forbearance-granted loans on an individual basis to determine if a reserve should be established on the collectability of the accrued interest and whether any loans should be placed on nonaccrual status at a future date. Approximately $335.1 million or 81% of the $411.2 million loans granted a COVID-19 forbearance were subsequently brought current and the related accrued interest was added to the principal balances of the loans to be repaid by the borrowers upon the earlier of loan payoff or loan maturity. The deferred loans are considered current at the time of deferral, and the Company continues to accrue interest on the loans.

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

Interest Expense — Corporate Debt

Interest expense on corporate debt primarily consists of interest expense paid with respect to the 2019 Term Loan, as reflected on our consolidated statement of financial condition, and the related amortization of deferred debt issuance costs.

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

Other Operating Income

Gain on Disposition of Loans.    When we sell a loan held for sale, we record a gain or loss that reflects the difference between the proceeds received for the sale of the loans and their respective carrying values. The gain or loss that we ultimately realize on the sale of our loans held for sale is primarily determined by the terms of the originated loans, current market interest rates and the sales price of the loans. In addition, when we transfer a loan to REO, we record the REO at its fair value at the time of the transfer. The difference between the fair value of the real estate and the carrying value of the loan is recorded as a gain or loss. Lastly, when our acquired loans, which were purchased at a discount, pay off, we record a gain related to the write-off of the remaining purchase discount.

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

Valuation Allowance on Loans Held for Sale.Loans held for sale are carried at the lower of cost or estimated fair value (“LOCOM). Adjustments to the carrying value of loans held for sale to estimate fair value are reported as valuation allowance.

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

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended			Nine Months Ended
($ in thousands)	September 30, 2020		September 30, 2019	September 30, 2020	September 30, 2019
Interest income	$41,374		$40,379	$125,766	$113,407
Interest expense - portfolio related	22,347		21,827	66,384	61,214
Net interest income - portfolio related	19,027		18,552	59,382	52,193
Interest expense - corporate debt	1,913		3,842	10,149	10,548
Net interest income	17,114		14,710	49,233	41,645
Provision for loan losses	1,573		338	4,662	898
Net interest income after provision for loan losses	15,541		14,372	44,571	40,747
Other operating income	1,349	(1)	(212)	1,628	1,817
Total operating expenses	11,865		8,484	34,823	25,308
Income before income taxes	5,025		5,676	11,376	17,256
Income tax expense	1,544		1,796	3,175	5,146
Net income	$3,481		$3,880	$8,201	$12,110

(1)	Included in other operating income for the three months ended September 30, 2020 was the $1.3 million reversal of valuation allowance on loans held for sale upon transfer to loans held for investment.

Net Interest Income — Portfolio Related

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2020	2019	$ Change	2020	2019	$ Change
Interest income	$41,374	$40,379	$995	$125,766	$113,407	$12,359
Interest expense - portfolio related	22,347	21,827	520	66,384	61,214	5,170
Net interest income - portfolio related	$19,027	$18,552	$475	$59,382	$52,193	$7,189

Portfolio related net interest income is the largest contributor to our net income. For the nine months ended September 30, 2020, we increased our portfolio related net interest income by $7.2 million over the prior year period. We grew our portfolio related net interest income by $0.5 million from $18.6 million for the three months ended September 30, 2019 to $19.0 million for the three months ended September 30, 2020. The growth was due to the increase in originations in the last nine months of 2019 and the first quarter of 2020, prior to the COVID-19 crisis. The pandemic caused a temporary suspension in originations starting in late March 2020 that continued until September 2020.

Interest Income.     Interest income increased by $12.4 million for the nine months ended September 30, 2020 over the prior year period and by $1.0 million to $41.4 million for the three months ended September 30, 2020, compared to $40.4 million for the three months ended September 30, 2019. The increase is primarily attributable to an increase in average loans, which increased $190.3 million from $1.8 billion for the three months ended September 30, 2019 to $2.0 billion for the three months ended September 30, 2020. The average yield over those same periods decreased from 8.84% to 8.21% mainly due to the increase in nonperforming loans due to the COVID-19 pandemic.

The following tables distinguish between the change in interest income attributable to change in volume and the change in interest income attributable to change in rate for the three months ended September 30, 2020 and June 30, 2020, and the three and nine months ended September 30, 2020 and 2019, respectively. The effect of changes in volume is determined by multiplying the change in average loan balance by the previous period’s average yield. The effect of rate changes is calculated by multiplying the change in average yield by the current period’s average loan balance.

	Three Months Ended September 30, 2020 and June 30, 2020
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Three months ended September 30, 2020	$2,016,414	$41,374	8.21%
Three months ended June 30, 2020	2,095,307	39,755	7.59%
Volume variance	(78,893)	(1,497)
Rate variance		3,116	0.62%
Total interest income variance		$1,619
(1) Annualized.

	Three Months Ended September 30, 2020 and 2019
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Three months ended September 30, 2020	$2,016,414	$41,374	8.21%
Three months ended September 30, 2019	1,826,141	40,379	8.84%
Volume variance	190,273	4,207
Rate variance		(3,212)	(0.63)%
Total interest income variance		$995
(1) Annualized.

	Nine Months Ended September 30, 2020 and 2019
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Nine months ended September 30, 2020	$2,065,168	$125,766	8.12%
Nine months ended September 30, 2019	1,715,235	113,407	8.82%
Volume variance	349,933	41,132
Rate variance		(28,773)	(0.70)%
Total interest income variance		$12,359
(1) Annualized.

Interest Expense — Portfolio Related.    Portfolio related interest expense consists of interest incurred on our warehouse facilities and securitizations, which increased by 0.44% to 5.07% for the three months ended September 30, 2020 from 4.63% for the three months ended June 30, 2020 as a result of more expensive recent 2020 securitizations. The $0.5 million increase from $21.8 million for the three months ended September 30, 2019 to $22.3 million for the three months ended September 30, 2020 was primarily attributable to the increase in securitizations financing increased loan volume, offset by the decrease in cost of funds which decreased to 5.07% for the three months ended September 30, 2020 from 5.30% for the three months ended September 30, 2019.

The following tables present information regarding the portfolio related interest expense and distinguishes between the dollar amount of change in interest expense attributable to changes in the average outstanding debt balance (volume) versus changes in cost of funds (rate) for the three months ended September 30, 2020 and June 30, 2020, and the three and nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30, 2020 and June 30, 2020
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Three months ended September 30, 2020	$1,764,975	$22,347	5.07%
Three months ended June 30, 2020	1,831,867	21,189	4.63%
Volume variance	(66,892)	(774)
Rate variance		1,932	0.44%
Total interest expense variance		$1,158
(1) Includes securitizations and warehouse repurchase agreements.
(2) Annualized.

	Three Months Ended September 30, 2020 and 2019
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Three months ended September 30, 2020	$1,764,975	$22,347	5.07%
Three months ended September 30, 2019	1,648,462	21,827	5.30%
Volume variance	116,513	1,543
Rate variance		(1,023)	(0.23)%
Total interest expense variance		$520
(1) Includes securitizations and warehouse repurchase agreements.
(2) Annualized.

	Nine Months Ended September 30, 2020 and 2019
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Nine months ended September 30, 2020	$1,828,836	$66,384	4.84%
Nine months ended September 30, 2019	1,529,009	61,214	5.34%
Volume variance	299,827	21,340
Rate variance		(16,170)	(0.50)%
Total interest expense variance		$5,170
(1) Includes securitizations and warehouse repurchase agreements.
(2) Annualized.

Net Interest Income After Provision for Loan Losses

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2020	2019	$ Change	2020	2019	$ Change
Net interest income - portfolio related	$19,027	$18,552	$475	$59,382	$52,193	$7,189
Interest expense - corporate debt	1,913	3,842	(1,929)	10,149	10,548	(399)
Net interest income	17,114	14,710	2,404	49,233	41,645	7,588
Provision for loan losses	1,573	338	1,235	4,662	898	3,764
Net interest income after provision for loan losses	$15,541	$14,372	$1,169	$44,571	$40,747	$3,824

Interest Expense — Corporate Debt.     Corporate debt interest expense decreased by $1.9 million from $3.8 million for the three months ended September 30, 2019 to $1.9 million for the three months ended September 30, 2020 primarily due to the $75.0 million principal paydown with IPO proceeds in January 2020. Corporate debt interest expense decreased by $0.4 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the lower outstanding balances in 2020, offset by the one-time amortization of $3.5 million debt issuance costs and $0.3 million prepayment fees paid in January 2020 as a result of a $75 million debt principal paydown with IPO proceeds.

Provision for Loan Losses.      Our provision for loan losses increased from $0.3 million for the three months ended September 30, 2019 to $1.6 million for the three months ended September 30, 2020, of which $1.2 million of the increase was due to the one-time transfer of our held for sale loan portfolio to our held for investment loan portfolio. The transfer resulted in a reversal of the previous valuation allowance, which increased Other Operating Income by $1.3 million. The provision for loan losses increased by $3.8 million from $0.9 million for the nine months ended September 30, 2019 to $4.7 million for the nine months ended September 30, 2020, of which $1.2 million of the increase was due to the one-time transfer of our held for sale loan portfolio and the remainder was attributable to the adverse business conditions caused by the COVID-19 pandemic assumed in our loan loss model projections.

Other Operating Income

The $1.6 million increase from an expense of $0.2 million for the three months ended September 30, 2019 to income of $1.4 million for the three months ended September 30, 2020 was driven mainly by one-time transfer of our held for sale loan portfolio to our held for investment loan portfolio. The $0.2 million decrease from $1.8 million for the nine months ended September 30, 2019 to $1.6 million for the nine months ended September 30, 2020 is primarily due to higher unrealized loss on securities.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2020	2019	$ Change	2020	2019	$ Change
Gain on disposition of loans	$(51)	$56	$(107)	$2,721	$2,914	$(193)
Unrealized gain on fair value loans	379	(18)	397	411	(51)	462
Other (expense) income	1,021	(250)	1,271	(1,504)	(1,046)	(458)
Total other operating income	$1,349	$(212)	$1,561	$1,628	$1,817	$(189)

Operating Expenses

Total operating expenses increased by $3.4 million to $11.9 million for the three months ended September 30, 2020 from $8.5 million for three months ended September 30, 2019. For nine months ended September 30, 2020, total operating expenses increased by $9.5 million compared to the same period in 2019. The increases are primarily attributable to direct loan origination costs included in the Compensation and Servicing lines in the table below that were deferred in 2019 in accordance with U.S. GAAP and amortized over the lives of new loan originations but were expensed in 2020 due to the suspension of loan production.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2020	2019	$ Change	2020	2019	$ Change
Compensation and employee benefits	$5,692	$3,712	$1,980	$16,595	$11,519	$5,076
Rent and occupancy	415	369	46	1,319	1,105	214
Loan servicing	2,168	1,957	211	5,825	5,457	368
Professional fees	1,051	398	653	2,823	1,587	1,236
Real estate owned, net	898	485	413	2,439	1,348	1,091
Other operating expenses	1,641	1,563	78	5,822	4,292	1,530
Total operating expenses	$11,865	$8,484	$3,381	$34,823	$25,308	$9,515

Compensation and Employee Benefits.    Compensation and employee benefits increased from $3.7 million for the three months ended September 30, 2019 to $5.7 million for the three months ended September 30, 2020; and increased from $11.5 million for the nine months ended September 30, 2019 to $16.6 million for the nine months ended September 30, 2020 primarily due to the recognition of all compensation expenses in the current year periods, whereby in 2019 we deferred some direct origination expenses associated with new originations. In addition, we expensed a one-time severance payment of $0.6 million in September 2020 as a result of the staff reduction caused by the COVID-19 pandemic.

Rent and Occupancy.    Rent and occupancy expenses slightly increased for the t h r e e   m on t h s   e  n d ed   S e p t e m b e r   3 0, 2 0 2 0  compared to the three months ended September 30, 2019. The $0.2 million increase to $1.3 million for the nine months ended September 30, 2020 compared to the same period in 2019 is due to an increase in office space.

Loan Servicing.     Loan servicing expenses increased from $2.0 million for the three months ended September 30, 2019 to $2.2 million for the three months ended September 30, 2020; and increased from $5.5 million for the nine months ended September 30, 2019 to $5.8 million for the nine months ended September 30, 2020 due to the increase in our loan portfolio.

Professional Fees.     Professional fees increased from $0.4 million for the three months ended September 30, 2019 to $1.1 million for the three months ended September 30, 2020; and increased from $1.6 million for the nine months ended September 30, 2019 to $2.8 million for the nine months ended September 30, 2020 mainly due to our growth and increased costs as a public company.

Net Expenses of Real Estate Owned.     Net expenses of real estate owned increased from $0.5 million for the three months ended September 30, 2019 to $0.9 million for the three months ended September 30, 2020; and increased from $1.3 million for the nine months ended September 30, 2019 to $2.4 million for the nine months ended September 30, 2020 mainly due to higher valuation adjustments, partially offset by higher gains on sale and rental income.

Other Operating Expenses.     Other operating expenses remained consistent at approximately $1.6 million for the three months ended September 30, 2019 and 2020. Other operating expense increased from $4.3 million for the nine months ended September 30, 2019 to $5.8 million for the nine months ended September 30, 2020, primarily due to the increase in directors’ and officers’ insurance expenses related to becoming a publicly traded company, as well as SEC filing fees.

Income Tax Expense.    Income tax expense was $1.5 million and $1.8 million for the three months ended September 30, 2020 and 2019 and $3.2 million and $5.1 million for the nine months ended September 30, 2020 and 2019, respectively. Our consolidated effective tax rate as a percentage of pre-tax income was 30.7% and 31.6% for the three months ended September 30, 2020 and 2019, and 27.9% and 29.8% for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate for the three and nine months ended September 30, 2020 were lower compared to the same periods in 2019 due to an interest reserve for an uncertain tax position in 2019 which increased the effective tax rate.

Liquidity and Capital Resources

Sources and Uses of Liquidity

We fund our lending activities primarily through borrowings under our warehouse facilities, securitizations, other corporate-level debt, equity, debt securities, and net cash provided by operating activities to manage our business. We use cash to originate and acquire investor real estate loans, repay principal and interest on our borrowings, fund our operations and meet other general business needs.

•

On September 30, 2020 we extended and amended the 2013 repurchase agreement in the amount of $100 million. The amended agreement has an extended maturity of September 29, 2021 and has a modified mark-to-market provision which helps us manage risk.

Cash and Cash Equivalents

We had cash of $19.2 million and $8.8 million as of September 30, 2020 and 2019, respectively. The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities as of the periods indicated:

	Nine Months Ended
($ in thousands)	September 30, 2020	September 30, 2019
Cash provided by (used in):
Operating activities	$37,364	$(77,193)
Investing activities	73,339	(219,034)
Financing activities	(111,224)	291,551
Net change in cash, cash equivalents, and restricted cash	$(521)	$(4,676)

Cash flows from operating activities primarily includes net income adjusted for (1) cash used for origination of held for sale loans and the related cash proceeds from the sales of such loans, (2) non-cash items including depreciation, provision for loan loss, discount accretion, and valuation changes, and (3) changes in the balances of operating assets and liabilities.

For the nine months ended September 30, 2020, our net cash provided by operating activities consisted mainly of $80.9 million in cash proceeds from sales of held for sale loans and $19.9 million in cash received from repayments on held for sale loans, partially offset by $96.1 million in cash used to originate held for sale loans.

For the nine months ended September 30, 2020, our net cash provided by investing activities consisted mainly of $161.8 million in cash used to originate held for investment loans, offset by $242.2 million in cash received in payments on held for investment loans.

For the nine months ended September 30, 2020, our net cash used in financing activities consisted mainly of $267.5 million and $518.0 million in cash from borrowings from our warehouse repurchase facilities and securitizations issued, respectively; net proceeds from IPO of $100.8 million; and net proceeds from issuance of preferred stock of $41.0 million. The cash generated was partially offset by payments we made of $670.4 million and $284.9 million on our warehouse repurchase facilities and securitizations issued, respectively.

During the nine months ended September 30, 2020, we used approximately $0.5 million of net cash and cash equivalents in operations, investing and financing activities. During nine months ended September 30, 2019, we used approximately $4.7 million of net cash and cash equivalents in operations, investing and financing activities.

Warehouse and Repurchase Facilities

As of September 30, 2020, we had one short term warehouse repurchase agreement to finance loans pending securitization. The borrowings are collateralized by primarily performing loans, bearing interest at one-month LIBOR plus 3.25%. Borrowing under this repurchase facility was $6.5 million as of September 30, 2020. Borrowing under two previous facilities was $417.2 million as of December 31, 2019.

In addition to the warehouse repurchase agreement, we also have a longer term warehouse agreement, which was added in September 2018. The borrowings are collateralized by pools of primarily performing loans, with a maximum borrowing capacity of $50.0 million, bearing interest at one-month LIBOR plus a margin of 3.50%. The warehouse agreement has a maturity date of September 12, 2021 and allows loans to be financed for a period of up to three years. Borrowings under this warehouse agreement were zero and $2.5 million as of September 30, 2020 and December 31, 2019, respectively.

All warehouse facilities fund less than 100% of the principal balance of the mortgage loans we own requiring us to use working capital to fund the remaining portion. We may need to use additional working capital if loans become delinquent, because the amount permitted to be financed by the facilities may change based on the delinquency performance of the pledged collateral.

All borrower payments on loans financed under the warehouse agreements are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse repurchase facilities. The warehouse repurchase facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to- net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization to interest expense. If we fail to meet any of the covenants or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of September 30, 2020, we were in compliance with these covenants.

In September, we borrowed $10.6 million against one of our retained bonds with a UPB of $19.3 million under a repurchase agreement with a large investment bank. The loan carries an interest rate of three-month LIBOR plus 4.00% and has a 3 month term that automatically renews for an additional 3 months at the bank’s discretion.

Securitizations

From May 2011 through September 2020, we have completed fifteen securitizations of $3.4 billion of investor real estate loans, issuing $3.1 billion in principal amount of securities to third parties through fifteen respective transactions. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The following table summarizing the investor real estate loans securitized, securities issued, securities retained by us at the time of the securitization, and as of September 30, 2020 and December 31, 2019, and the stated maturity for each securitization. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 5%—30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

($ in thousands)			Equity in Securities Retained as of
Trusts	Mortgage Loans	Securities Issued	Issuance Date	September 30, 2020	December 31, 2019	Stated Maturity Date
2011-1 Trust	$74,898	$61,042	$13,856	$—	$—	August 2040
2014-1 Trust	191,757	161,076	30,682	66	—	September 2044
2015-1 Trust	312,829	285,457	27,372	15,723	15,569	July 2045
2016-1 Trust	358,601	319,809	38,792	17,259	17,931	April 2046
2016-2 Trust	190,255	166,853	23,402	8,907	9,514	October 2046
2017-1 Trust	223,064	211,910	11,154	11,277	11,154	April 2047
2017-2 Trust	258,528	245,601	12,927	15,662	8,293	October 2047
2018-1 Trust	186,124	176,816	9,308	14,431	6,884	April 2048
2018-2 Trust	324,198	307,988	16,210	26,075	12,853	October 2048
2019-1 Trust	247,979	235,580	12,399	22,735	11,767	March 2049
2019-2 Trust	217,921	207,020	10,901	17,759	10,491	July 2049
2019-3 Trust	162,546	154,419	8,127	10,087	7,913	October 2049
2020-1 Trust	261,859	248,700	13,159	20,275	—	February 2050
2020-2 Trust	128,470	96,352	32,118	33,247	—	June 2050
2020-MC1 Trust	275,956	179,371	96,585	98,100	—	July 2050
Total	$3,414,985	$3,057,994	$356,992	$311,603	$112,367

The following table summarizes outstanding bond balances for each securitization as of September 30, 2020 and December 31, 2019:

($ in thousands)	September 30, 2020	December 31, 2019
2014-1 Trust	$25,599	$31,139
2015-1 Trust	41,190	50,631
2016-1 Trust	62,339	86,901
2016-2 Trust	46,984	63,983
2017-1 Trust	80,174	113,540
2017-2 Trust	138,456	163,295
2018-1 Trust	110,262	134,700
2018-2 Trust	208,206	247,580
2019-1 Trust	192,856	214,709
2019-2 Trust	168,819	200,345
2019-3 Trust	132,893	150,725
2020-1 Trust	233,005	—
2020-2 Trust	94,113	—
2020-MC1 Trust	162,173	—
	$1,697,069	$1,457,548

As of September 30, 2020 and December 31, 2019, the weighted average rate on the securities and certificates for the Trusts were as follows:

	September 30, 2020	December 31, 2019
2014-1 Trust	6.97%	8.33%
2015-1 Trust	7.52%	6.37%
2016-1 Trust	7.54%	6.75%
2016-2 Trust	6.40%	5.59%
2017-1 Trust	5.08%	4.56%
2017-2 Trust	3.34%	3.50%
2018-1 Trust	4.02%	3.95%
2018-2 Trust	4.51%	4.44%
2019-1 Trust	4.05%	4.00%
2019-2 Trust	3.42%	3.44%
2019-3 Trust	3.25%	3.27%
2020-1 Trust	2.84%	—
2020-2 Trust	4.48%	—
2020-MC1 Trust	4.50%	—

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

Contractual Obligations and Commitments

The following table illustrates our contractual obligations existing as of September 30, 2020:

	Remainder of	January 1, 2021 -	January 1, 2023 -
($ in thousands)	2020	December 31, 2022	December 31, 2022	Thereafter	Total
Warehouse and repurchase facilities	$17,123	$2,700	$—	$—	$19,823	(1)
Notes payable (corporate debt)	195	1,560	76,245	—	78,000	(2)
Leases payments under noncancelable operating leases	393	3,185	2,460	55	6,093
Total	$17,711	$7,445	$78,705	$55	$103,916

(1)	Amount represents gross warehouse and repurchase borrowing. Balance of $19.5 million in the consolidated balance sheets as of September 30, 2020 is net of $0.3 million debt issuance costs.
(2)	Amount represents gross corporate debt. Balance of $74.8 million in the consolidated balance sheets as of September 30, 2020 is net of $3.2 million debt issuance costs.

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

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Forward-looking statements may contain expectations regarding our operations, including the resumption of loan originations, our ability to resolve non-performing loans and avoid losses on non-performing loans and the disposition of REOs and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future funding and development of our business and products. Although we believe that the expectations reflected in these forward-looking statements have a reasonable basis, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this Quarterly Report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, in reviewing the accounting for a certain transaction we completed in January 2018, as part of our 2018 election to be treated as a corporation for U.S. federal and state income tax purposes, our management identified a deficiency in the effectiveness of a control intended to properly document and review relevant facts and apply the appropriate tax accounting under U.S. GAAP, which impacted the beginning of year deferred tax asset and income tax benefit accounts and related disclosures. Management concluded that it had not implemented an effective control structure to prevent or detect the material misstatement in calculating the beginning of year deferred tax position. In 2019, we implemented a plan to remediate this material weakness by contracting with a nationally recognized accounting firm to have experienced tax personnel supplement and train our current accounting team. As a result, additional internal controls over our income tax processes have been designed and implemented.  In 2020, management will assess whether these internal controls over income taxes are performing as designed. Management has concluded that the material weakness remains as of September 30, 2020, pending further testing of the internal controls.

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

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Conversion	8-K	001-39183	3.1	1/22/2020

3.2	Certificate of Incorporation of Velocity Financial, Inc.	8-K	001-39183	3.2	1/22/2020

3.3	Bylaws of Velocity Financial, Inc.	8-K	001-39183	3.3	1/22/2020

3.4	Certificate of Designation of Series A Convertible Preferred Stock of Velocity Financial, Inc.	8-K	001-39183	3.1	4/7/2020

4.1	Form of Warrant to Purchase Common Stock	8-K	001-39183	4.1	4/7/2020

10.1	Stockholders Agreement, dated as of January 16, 2020	10-K	001-39183	10.1	4/7/2020

10.2	Registration Rights Agreement, dated as of January 16, 2020	10-K	001-39183	10.2	4/7/2020

10.3	Velocity Financial, Inc. 2020 Omnibus Incentive Plan*	8-K	001-39183	10.1	1/22/2020

10.4	Form of Nonqualified Stock Option Award Notice and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.6	1/6/2020

10.5	Form of Nonqualified Stock Option Award Notice and Agreement (Director Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.7	1/6/2020

10.6	Form of Nonqualified Stock Option Award Notice and Agreement (Executive Officer Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.8	1/6/2020

10.7	Form of Restricted Stock Unit Grant and Agreement (Director Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.9	1/6/2020

10.8	Form of Restricted Stock Unit Grant and Agreement (Standard Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.10	1/6/2020

10.9	Form of Restricted Stock Grant and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.11	1/6/2020

10.10	Amendment No. 2 to the Credit Agreement among Velocity Financial, LLC, Velocity Commercial Capital, LLC and Owl Rock Capital Corporation, dated as of February 5, 2020	10-K	001-39183	10.39(b)	4/7/2020

10.11	Form of Officer and Director Indemnity Agreement*	S-1/A	333-234250	10.37	11/6/2019

10.12	Registration Rights Agreement, dated as of April 7, 2020	8-K	001-39183	10.1	4/7/2020

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
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

VELOCITY FINANCIAL, INC.

Date: November 12, 2020	By:	/s/ Christopher D. Farrar
Christopher D. Farrar
Chief Executive Officer

Date: November 12, 2020	By:	/s/ Mark R. Szczepaniak
Mark R. Szczepaniak
Chief Financial Officer