Form 10-K
period 2020-12-31
Velocity Financial, Inc.
filed 2021-03-17
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $32,985,877 million, based on a closing price of $3.95.

As of March 1, 2021, the registrant had 20,567,494 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Certain portions of our Definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with our 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Location of Exhibit Index

The index of exhibits is contained in Part IV of this Form 10-K on page 46.

Velocity Financial, Inc.

Unless otherwise stated or the context otherwise indicates, references to “we,” “us,” “our,” “the Company,” “Velocity” and similar references refer to Velocity Financial, Inc. and its consolidated subsidiaries.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Annual Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “believe,” “predict,” “potential” and “continue” or the negatives of these terms or variations of them or similar terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our future. The following factors are among those that may cause actual results to differ materially from the forward-looking statements:

•	the continued impact of the coronavirus, COVID-19, or an outbreak of another highly infectious or contagious disease;
•	conditions in the real estate markets, the financial markets and the economy generally;
•	failure of a third-party servicer or the failure of our own internal servicing system to effectively service our portfolio of mortgage loans;
•	the high degree of risk involved in loans to small businesses, self-employed borrowers, properties in transition, and certain portions of our investment real estate portfolio;
•	additional or increased risks if we change our business model or create new or modified real estate lending products;
•	possibility of receiving inaccurate and/or incomplete information from potential borrowers, guarantors and loan sellers;
•	deficiencies in appraisal quality in the mortgage loan origination process;
•	competition in the market for loan origination and acquisition opportunities;
•	risks associated with our underwriting guidelines and our ability to change our underwriting guidelines;
•	loss of our key personnel or our inability to hire and retain qualified account executives;
•	any inability to manage future growth effectively or failure to develop, enhance and implement strategies to adapt to changing conditions in the real estate and capital markets;
•	operational risks, including the risk of cyberattacks, or disruption in the availability and/or functionality of our technology infrastructure and systems;
•	any inability of our borrowers to generate net income from operating the property that secures our loans;
•	costs or delays involved in the completion of a foreclosure or liquidation of the underlying property;
•	lender liability claims, requirements that we repurchase mortgage loans or indemnify investors, or allegations of violations of predatory lending laws;
•	economic downturns or natural disasters in geographies where our assets are concentrated;
•	environmental liabilities with respect to properties to which we take title;
•	inadequate insurance on collateral underlying mortgage loans and real estate securities;
•	use of incorrect, misleading or incomplete information in our analytical models and data;

i

•	failure to realize a price upon disposal of portfolio assets that are recorded at fair value;
•	any inability to successfully complete additional securitization transactions on attractive terms or at all;
•	the termination of one or more of our warehouse repurchase facilities;
•	interest rate fluctuations or mismatches between our loans and our borrowings;
•	legal or regulatory developments related to mortgage-related assets, securitizations or state licensing and operational requirements;
•	our ability to maintain our exclusion under the Investment Company Act of 1940, as amended;
•	fiscal policies or inaction at the U.S. federal government level, which may lead to federal government shutdowns or negative impacts on the U.S. economy;
•	cyber-attacks and our ability to comply with laws, regulations and market standards regarding the privacy, use, and security of customer information;
•	the influence of certain of our large stockholders over us; and
•	adverse legislative or regulatory changes.

You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements in this Annual Report are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. Our actual results, level of activity, performance or achievements may differ materially from the results, level of activity, performance or achievements expressed or implied by our forward-looking statements. Other sections of this Annual Report may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make in this Annual Report. Before investing in us, investors should be aware that the occurrence of certain events, some of which are described in this Annual Report, could have a material adverse effect on our business, results of operations and financial condition and could adversely affect your investment.

In addition, forward-looking statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

Undue reliance should not be placed on forward-looking statements, which are inherently uncertain. Except as may be required by law, we undertake no obligation to revise or update forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report or to reflect the occurrence of unanticipated events.

Channels for Disclosure of Information

Investors and others should note that we may announce material information to the public through filings with the SEC, our website (www.velfinance.com), press releases, public conference calls and public webcasts. We use these channels to communicate with the public about us, our products, our services and other matters. We expect to use our website as a main form of communication of significant news. We encourage you to visit our website for additional information. The information on our website and disclosed through other channels is not incorporated by reference into this Annual Report and shall not be deemed to be incorporated by reference into any other filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such a filing.

ii

Available Information

The following documents and reports are available on our public website (www.velfinance.com):

•  Earnings Releases and Other Public Announcements;

•  Annual and interim reports on Form 10-K;

•  Quarterly reports on Form 10-Q;

•  Current reports on Form 8-K;

•  Code of Business Conduct and Ethics;

•  Reportable waivers, if any, from our Code of Business Conduct and Ethics by our executive officers;

•  Board of Directors Corporate Governance Guidelines;

•  Charter of the Nominating/Corporate Governance Committee of the Board of Directors;

•  Charter of the Compensation Committee of the Board of Directors;

•  Charter of the Audit Committee of the Board of Directors; and

•  Any amendments to the above-mentioned documents and reports.

In addition, you may also obtain a printed copy of any of the above documents or reports by sending a request to Investor Relations, to our corporate headquarters or by calling 818-532-3708.

iii

PART I

Item 1. Business.

Our Company

We are a vertically integrated real estate finance company founded in 2004. We primarily originate and manage investor loans secured by 1-4 unit residential rental and small commercial properties, which we refer to collectively as investor real estate loans. We originate loans nationwide across our extensive network of independent mortgage brokers which we have built and refined over the 17 years since our inception. Our objective is to be the preferred and one of the most recognized brands in our core market, particularly within our network of mortgage brokers.

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

Our primary growth strategy is predicated on continuing to serve and build loyalty within our network of mortgage brokers, while also expanding our network with new mortgage brokers through targeted marketing and improved brand awareness. We believe our reputation and 17-year history within our core market position us well to capture future growth opportunities.

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

Strategies to Address Uncertainties Caused by COVID-19:

The COVID-19 outbreak has caused significant disruption in business activity and the financial markets both globally and in the United States. As a result of the spread of COVID-19, economic uncertainties have arisen which have negatively impacted our financial condition, results of operations and cash flows. The further extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of any subsequent outbreaks and their impact on our customers, employees and vendors, the impact of a new mutant strain of the virus, and the long-term success of vaccines, all of which remain uncertain at this time and cannot be predicted.

We have executed a number of business initiatives during 2020 as a result of the effects of the COVID-19 pandemic, including the following:

•

We temporarily suspended our loan originations and loan purchases from mid-March through August and furloughed a significant number of our employees, mostly within our loan origination function. We resumed loan origination activities in September.

•

We issued and sold Preferred Stock and Warrants in April resulting in gross proceeds to us of $45.0 million. We used the proceeds from this private placement to pay down our existing warehouse repurchase facilities and for general corporate purposes.

•

In April we entered into amendments to the master repurchase agreements on both of our warehouse repurchase agreements with the lenders under such agreements. The balances due under these agreements were completely paid off with the 2020- MC1 securitization that closed in July.

•	We implemented a voluntary COVID-19 forbearance program from April through June designed to help small investors retain their properties and minimize our portfolio losses.
•

In July we securitized $276.0 million of short-term and long-term investor real estate loans and issued $179.4 million of notes and certificates (2020-MC1). We used the proceeds from this securitization to fully pay off our existing warehouse lines.

•	In September, we resumed our loan origination activities. We reduced our workforce by 60 employees as we streamlined our loan operations processes.
•	We renewed two of our warehouse facilities, one non-mark-to-market facility and one modified mark-to-market facility. We added a third non-mark-to-market warehouse facility in January 2021.
•

In order to protect our employees, we have been primarily working remotely since late March. In addition, we have implemented COVID-19-related protective measures and protocols to allow a limited number of staff to work from our offices located across the country.

We will continue to evaluate our business strategy in light of rapidly changing market conditions.

Our Competitive Advantages

We believe that the following competitive advantages enhance our ability to execute our business strategy and position us well for future growth:

Established Franchise with Strong Brand Recognition

We believe our reputation and deep history within the real estate lending community position us as a preferred lender for mortgage brokers. We have been originating and acquiring loans in our core market since our inception in 2004, making us a recognizable brand with a proven ability to execute. Additionally, we have successfully executed fifteen securitizations of our investor real estate loans, raising over $3.1 billion in gross debt proceeds between 2011 and the year ended December 31, 2020. We have a keen understanding of this securitization market, including complicated structural issues, investor expectations and rating agency requirements. We executed our fourteenth and fifteenth securitizations in June and July during the pandemic. We believe this demonstrates that we have a strong reputation with investors in the securitization market, which enables us to maintain efficient access to debt capital that ultimately improves our ability to offer competitive pricing to our borrowers.

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

We apply the same asset-driven underwriting process to all of the loans in our portfolio, regardless of whether we originate or acquire these loans. Our credit and underwriting philosophy encompasses individual borrower and property due diligence, taking into consideration several factors. Our access to 17 years of proprietary data allows us to perform analytics that inform our lending decisions efficiently and effectively, which we believe is a strong competitive advantage.

Large In-Place Portfolio with Attractive, Long-Term Financing

We believe our in-place portfolio provides a significant and stable income stream for us to invest in future earnings growth. The majority of our loans are structured to provide for interest rate protection, by floating after an initial fixed-rate period, subject to a floor equal to the starting fixed rate. The loans are mainly financed with long-term fixed-rate debt, resulting in a spread that could increase over time, but not decrease. As a result, our in-place portfolio generally benefits from rising interest rates. The stable income stream was demonstrated from March through August 2020, the period of suspension of our loan origination activities.  Despite not having originated a single loan from mid-March through the end of August, we generated $67.4 million in net interest income for the year ended December 31, 2020 from our in-place portfolio. Excluding the interest expense paid on our corporate debt, which we partially repaid with a portion of the net proceeds from our January 2020 initial public offering (our “IPO”), we generated $79.5 million in portfolio related net interest income, representing a 3.89% portfolio related net interest margin, during the year ended December 31, 2020. Including the interest expense paid on our corporate debt, we generated $67.4 million in total net interest income, representing a 3.30% net interest margin, during the year ended December 31, 2020.

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

Further Penetrate Our Existing Mortgage Broker Network

We strive to be the preferred lender within our network of approved mortgage brokers. We have developed a strong reputation in the market for high quality execution and timely closing, which we believe are the most important qualities our mortgage brokers value in selecting a lender. There is significant opportunity for us to further penetrate the more than 3,100 mortgage brokers with whom we have done business over the last five years. Approximately 93% of loan originators originated five or fewer loans with us during the year ended December 31, 2020. We believe this presents a compelling opportunity for us to capture incremental volume from our existing broker network.

Expand Our Network with New Mortgage Brokers

We believe that our targeted sales effort, combined with consistent high-quality execution, positions us well to continue adding to the network of mortgage brokers that rely on us to serve their borrower clients.

Despite the suspension of loan production from mid-March through August and adverse macroeconomic conditions caused by the COVID-19 pandemic, we funded 1,271 loans sourced by approximately 650 different mortgage brokers during the year ended December 31, 2020. We believe that represents a small portion of the mortgage originators in the United States, which consisted of approximately 590,000 state-licensed mortgage originators as of December 31, 2019 according to the Nationwide Multistate Licensing System. The size of the mortgage broker market presents an attractive opportunity for us to capture significant growth with very small increases in the share of mortgage brokers that recognize our platform capabilities and utilize us as a preferred lender in our core market.

Develop New Products

Our primary products are a 30-year amortizing term loan with a three-year fixed-rate period which floats at a spread to the prime rate thereafter subject to a floor equal to the starting fixed rate, and a 30-year fixed-rate amortizing term loan. These loans comprised 77.9% of our loan originations during the year ended December 31, 2020. These products are used by borrowers to finance stabilized long-term real estate investments. We believe these products have strong receptivity in our market, as evidenced by our success in growing loan originations over time. Since our inception, we have continued to expand our product offering in response to developing market opportunities and the evolving financing needs of our broker network. For example, in 2013, in response to the increased demand for rental properties, we moved aggressively into the market for 1-4 unit residential rental loans, which comprised 49.6% of our held for investment loan portfolio as of December 31, 2020.

In March 2017, we began originating short-term, interest-only loans to be used for acquiring, repositioning or improving the quality of 1-4 unit residential investment properties. This product typically serves as an interim solution for borrowers and/or properties that do not meet the investment criteria of our primary 30-year product. The short-term, interest-only loan allows borrowers to address any qualifying issues with their credit and/or the underlying property before bridging into a longer-term loan. In June 2018, we added a second short-term, interest-only loan product which allows borrower draws for rehabbing residential rental property. Historically, we have aggregated and sold most of these short-term, interest-only loans at a premium to par to institutional investors, which has generated attractive income for us with limited capital while also allowing us to establish an underwriting track record and monitor the performance of these loans. Since the resumption of our loan origination activities in September 2020, we have focused on only originating our 30-year loan products and may elect to originate short-term loans in the future to be consistent with our broader investment strategy of holding loans in our portfolio and earning a spread.

Opportunistically Acquire Portfolios

We continually assess opportunities to acquire portfolios of loans that meet our investment criteria. Over the past 17 years, our management team has developed relationships with many financial institutions and intermediaries that have been active investor real estate loan originators or investors. We believe that our experience, reputation, and ability to effectively manage these loans makes us an attractive buyer for this asset class, and we are regularly asked to review pools of loans available for purchase. In our experience, portfolio acquisition opportunities have generally been more attractive and plentiful during market conditions when origination opportunities are less favorable. Accordingly, we believe our acquisition strategy not only augments our origination business, but also provides a counter-cyclical benefit to our overall business. In light of recent market disruptions caused by COVID-19, we have begun to increase our focus on this growth strategy.

Our Portfolio

Loans Held for Investment

Our typical investor real estate loan is secured by a first lien on the underlying property with the added protection of a personal guarantee and, based on the loans in our portfolio as of December 31, 2020, has an average balance of approximately $331,000. As of December 31, 2020, our portfolio of loans held for investment totaled $1.9 billion of unpaid principal balance, or UPB, on properties in 45 states and the District of Columbia. Of the 5,833 loans held for investment as of December 31, 2020, 98.3% of the portfolio, as measured by UPB, was attributable to our loan origination business, while the remaining 1.7% of the portfolio, or 72 loans, totaling $33.1 million in UPB, were related to acquisitions. During the years ended December 31, 2020 and 2019, we originated 955 and 1,881 loans to be held for investment totaling $338.8 million and $673.9 million, respectively.

As of December 31, 2020, 90.8% of our loans held for investment, as measured by UPB, were fully-amortizing over 30 years. The principal amount of a fully-amortizing loan is repaid ratably over the term of the loan, as compared to a balloon loan where all, or a substantial portion of, the original loan amount is due in a single payment at the maturity date. We believe that fully-amortizing loans face a lower risk of default than balloon loans, as the final payment due under the balloon loan may require the borrower to refinance or sell the property.

We target investor real estate loans with loan-to-value ratios, or LTVs, between 60% and 75% at origination as we believe that borrower equity of 25% to 40% provides significant protection against credit losses. As of December 31, 2020, our loans held for investment had a weighted average LTV at origination of 66.1%. Additionally, as of December 31, 2020, borrowers personally guaranteed 99.9% of the loans in our held for investment portfolio and had a weighted average credit score at origination of 702, excluding the 0.6% of loans for which a credit score is not available.

The following charts illustrate the composition of our loans held for investment as of December 31, 2020:

(*)	Percentages may not sum to 100% due to rounding.
(1)	Portfolio stratifications based on unpaid principal balance for loans held for investment as of December 31, 2020.
(2)

Represents LTV at origination for population of loans held for investment as of December 31, 2020. In instances where LTV at origination is not available for an acquired loan, the LTV reflects our best estimate of value at time of acquisition.

(3)	The approximately 1% portion of our loans held for investment with an LTV greater than 75% consists primarily of acquired loans.

We typically do not lend on any property located in a city with a population less than 25,000 and outside a 25-mile radius of a city with a population in excess of 100,000. We generally prefer to lend in larger metropolitan statistical areas.

Loans Held for Sale

In November and December of 2020, we sold some of our 30-year loans with an aggregate UPB of $96.3 million at an attractive premium and used the proceeds to fund new loan originations resulting from strong demand for our product in the market.

As of December 31, 2020, our portfolio of loans held for sale consisted of 45 loans with an aggregate UPB of $12.9 million and carried a weighted average original loan term of 360 months and a weighted average coupon of 7.5%. As of December 31, 2020, 100% of our held for sale portfolio, as measured by UPB, was attributable to our loan origination business.

In line with our overall investment strategy, we target loans held for sale with LTVs between 60% and 75% at origination as we believe that borrower equity of 25% to 40% provides significant protection against credit losses. As of December 31, 2020, our loans held for sale had a weighted average LTV at origination of 68.9%. Additionally, as of December 31, 2020, borrowers personally guaranteed 100% of the loans in our held for sale portfolio and had a weighted average credit score at origination of 711, excluding any loan for which a credit score is not available.

The following charts illustrate the composition of our loans held for sale as of December 31, 2020:

(*)	Percentages may not sum to 100% due to rounding.
(1)	Portfolio stratifications based on unpaid principal balance for loans held for sale as of December 31, 2020.
(2)	Represents LTV at origination for population of loans held for sale as of December 31, 2020.

Our Financing Strategy

We typically finance our new loan originations using warehouse facilities. Once we have originated between approximately $175 million and $400 million in new loans, we securitize the loans through a real estate mortgage investment conduit, or REMIC, structure and issue the bonds to third parties through individual trust vehicles. All of our securitizations are issued as private placements pursuant to Rule 144A under the Securities Act and utilize a REMIC structure except for the 2020 MC1 transaction which was not a REMIC and issued one class of bonds treated as debt for tax purposes. These REMIC transactions create significant U.S. GAAP versus tax differences as the U.S. GAAP treatment is a debt financing, however the IRS requires sale treatment and requires us to recognize taxable income to the extent the fair market value exceeds our cost basis, the payment of which creates a deferred tax asset. We are the sole beneficial interest holder of each of the trusts, through our wholly-owned subsidiaries. Proceeds from the issuance of the securities are then used to pay down the balances on our warehouse facilities. As of December 31, 2020, we had successfully executed fifteen securitizations of our investor real estate loans, raising over $3.1 billion in gross debt proceeds. See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information about our warehouse repurchase facilities and securitizations.

In February 2021, we entered into a five-year $175.0 million syndicated corporate debt agreement (“2021 Term Loan”). The 2021 Term Loan bears interest at a rate equal to one-month LIBOR plus 8.00%, with a 1.00% LIBOR floor, and matures in February 2026. A portion of the net proceeds from the 2021 Term Loan was used to redeem all the outstanding corporate debt owing pursuant to our 2019 debt agreement with Owl Rock Capital Corporation (“2019 Term Loan”). The remaining portion of the net proceeds from the 2021 Term Loan will be used for loan originations and general corporate purposes.

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

Human Capital Resources

As of December 31, 2020, we had 175 employees, a 33% decrease from the prior year.  None of our employees are represented by a labor union. The decrease in our employees was a result of our furlough of a significant number of our employees in mid-March through August of 2020 due primarily to COVID-19, followed by a decrease of 60 employees as we resumed loan originations and streamlined our loan operations processes in September 2020.

A driving force in our ability to generate revenue comes from the work of our Account Executives, or AEs.  Our AEs generate business for us through their relationships with third-party brokers.  Our ability to retain and attract AEs is essential to the growth of our business.  A significant number of our employees are AEs, representing 36% of our workforce at year-end.  Although 2020 was a unique year for us due to our COVID-related furloughs and headcount reduction, at the end of the prior year, our AEs represented approximately 52% of our workforce.

Our employment strategy is to create a culture that allows us to attract and retain the very best talent in our industry, provide competitive pay and benefits, and to ensure a healthy work environment comprised of an employee base that is considerate, collaborative, productive and driven.  We are committed to building a great place to work for all of our employees.  We provide an hourly wage or salary to our employees as well as the potential for discretionary bonuses.  AEs are also eligible to receive additional quarterly bonuses based partially on the AEs revenue-generating results during the quarter.

While we have not adopted any diversity quotas, 66% of our employees are men and 34% are women.  Overall, ethnic diversity of our workforce represented 54% of our employees.

We are committed to the health, safety, and wellness of our employees.  In response to the pandemic, we implemented precautionary policies and significant operational changes to protect and support our employees, including remote working.  As of December 31, 2020, substantially all our employees have been able, and continue, to work remotely.

We and our employees are also committed to improving the communities in which we work and live.  Periodically throughout the year through Velocity Volunteers, we pick a local charitable cause and project and encourage our employees to donate their time and needed materials to meet our stated charitable objective.

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

On January 22, 2020, we completed the initial public offering (“IPO”) of our common stock, par value $0.01 per share (our “common stock”). The net proceeds received from the sale of our common stock in the IPO was $100.8 million. Shares of our common stock trade on the New York Stock Exchange under the symbol “VEL.”

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

On January 25, 2021, the judge presiding over the previously disclosed IPO-related class action lawsuit filed against us and certain of our directors, shareholders and underwriters granted our motion to dismiss the class action lawsuit.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on The New York Stock Exchange under the symbol VEL.

As of February 10, 2021, there were approximately 1,470 beneficial holders of our common stock.

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

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Selected Financial Data.

The consolidated statements of income information for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 and the consolidated statements of financial condition information presented below as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements. The information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes. You should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the related notes, included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any other period in the future.

	Year Ended December 31,
Consolidated Statements of Income Information	2020	2019	2018	2017	2016
	(in thousands)
Interest income	$167,322	$157,531	$124,722	$97,830	$78,418
Interest expense — portfolio related	87,826	83,903	62,597	47,638	37,406
Net interest income — portfolio related	79,496	73,628	62,125	50,192	41,012
Interest expense — corporate debt	12,049	14,618	13,322	13,654	13,419
Net interest income	67,447	59,010	48,803	36,538	27,593
Provision for loan losses	5,068	1,139	201	421	1,455
Net interest income after provision for loan losses	62,379	57,871	48,602	36,117	26,138
Other operating income
Gain on disposition of loans	7,576	4,410	1,200	984	196
Unrealized gain (loss) on fair value loans	442	(9)	241	39	152
Other (expense) income	(1,698)	(1,752)	1,366	985	362
Total other operating income	6,320	2,649	2,807	2,008	710

Operating expenses
Compensation and employee benefits	20,731	15,511	15,105	11,904	10,085
Rent and occupancy	1,743	1,531	1,320	1,115	801
Loan servicing	7,802	7,396	6,009	4,907	3,657
Professional fees	4,238	2,056	3,040	1,661	2,637
Real estate owned, net	2,656	2,647	1,373	603	451
Other operating expenses	8,400	5,981	5,313	3,946	2,420
Total operating expenses	45,570	35,122	32,160	24,136	20,051
Income before income taxes	23,129	25,398	19,249	13,989	6,797
Income tax expense	5,352	8,106	11,618	—	—
Net income	$17,777	$17,292	$7,631	$13,989	$6,797
Less deemed dividends on preferred stock (1)	$48,955	NA	NA	NA	NA
Net income (loss) allocated to common shareholders	$(31,178)	NA	NA	NA	NA
Earnings (loss) per common share (1)
Basic	$(1.55)	NA	NA	NA	NA
Diluted	$(1.55)	NA	NA	NA	NA
Weighted average common shares outstanding (1)
Basic	20,087	NA	NA	NA	NA
Diluted	20,087	NA	NA	NA	NA

(1)	Not applicable prior to the Company's IPO on January 17, 2020.

	December 31,
Consolidated Statements of Financial Condition Information	2020	2019	2018	2017	2016
	(in thousands)
Assets
Cash and cash equivalents	$13,273	$21,465	$15,008	$15,422	$49,978
Restricted cash	7,020	6,087	1,669	305	1,766
Loans held for sale, net	13,106	214,467	78,446	5,651	—
Loans held for investment, net	1,948,089	1,863,360	1,567,408	1,299,041	1,039,401
Loans held for investment at fair value	1,539	2,960	3,463	4,632	7,278
Total loans, net	1,962,734	2,080,787	1,649,317	1,309,324	1,046,679
Accrued interest receivables	11,373	13,295	10,096	7,678	5,954
Receivables due from servicers	71,044	49,659	40,473	25,306	22,234
Other receivables	4,085	4,778	974	1,287	439
Real estate owned, net	15,767	13,068	7,167	5,322	1,454
Property and equipment, net	4,145	4,680	5,535	5,766	3,875
Deferred tax asset	6,654	8,280	517	—	—
Other assets	6,779	12,667	4,479	1,435	750
Total assets	$2,102,874	$2,214,766	$1,735,235	$1,371,845	$1,133,129
Liabilities and Members’ Equity
Accounts payable and accrued expenses	$63,361	$56,146	$26,797	$22,029	$12,264
Secured financing, net	74,982	145,599	127,040	126,486	119,286
Securitizations, net	1,579,019	1,438,629	1,202,202	982,393	742,890
Warehouse repurchase facilities, net	75,923	421,548	215,931	85,303	110,308
Total liabilities	1,793,285	2,061,922	1,571,970	1,216,211	984,748
Preferred Stock/Class C preferred units	90,000	—	26,465	24,691	23,036
Shareholders'/Members’ equity	219,589	152,844	136,800	130,943	125,345
Total liabilities and members’ equity	$2,102,874	$2,214,766	$1,735,235	$1,371,845	$1,133,129

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with “Item 6. Selected Financial Data” and the consolidated financial statements and related notes and the other financial information included elsewhere in this Annual Report.  This discussion contains forward-looking statements, as described above under the heading “Forward-Looking Statements” that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report.

Business

We are a vertically integrated real estate finance company founded in 2004. We primarily originate and manage investor loans secured by 1-4 unit residential rental and small commercial properties, which we refer to collectively as investor real estate loans. We originate loans nationwide across our extensive network of independent mortgage brokers which we have built and refined over the 17 years since our inception. Our objective is to be the preferred and one of the most recognized brands in our core market, particularly within our network of mortgage brokers.

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee and, based on all loans in our portfolio as of December 31, 2020, has an average balance of approximately $331,000. As of December 31, 2020, our loan portfolio totaled $1.9 billion of UPB on properties in 45 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 66.1%, and was concentrated in 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, representing 50.0% of the UPB. During the year ended December 31, 2020, the yield on our total portfolio was 8.19%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitizations, corporate debt and equity. The securitization market is our primary source of long-term financing. We have successfully executed fifteen securitizations, resulting in a total of over $3.1 billion in gross debt proceeds from May 2011 through December 2020.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on our loan portfolio and interest expense paid on our portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of our warehouse facilities and securitizations and excludes our corporate debt. For the year ended December 31, 2020, our portfolio related net interest margin was 3.89%. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for loan losses and operating expenses. For the year ended December 31, 2020, we generated income before income taxes and net income of $23.1 million and $17.8 million, respectively, and earned a pre-tax return on equity and return on equity of 10.7% and 8.2%, respectively.

In January 2020, we completed the initial public offering of our common stock, par value $0.01 per share. We received net proceeds from the sale of our common stock in the IPO of $100.8 million, a portion of which we used to repay $75.0 million of principal on our 2019 Term Loan.

On April 7, 2020, we issued and sold 45,000 shares of our newly designated Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”), in a private placement to affiliates of Snow Phipps and TOBI (the “Purchasers”), our two largest common stockholders, at a price per share of Preferred Stock of $1,000. In addition, as part of that private placement, we issued and sold to the Purchasers warrants (the “Warrants”) to purchase an aggregate of 3,013,125 shares of our common stock. This private placement offering resulted in gross proceeds to us of $45.0 million. We used the proceeds from this private placement to pay down our existing warehouse facilities and for general corporate purposes.

Items Affecting Comparability of Results

Due to a number of factors, our historical financial results may not be comparable, either from period to period, or to our financial results in future periods. We have summarized the key factors affecting the comparability of our financial results below.

Income Taxes

Prior to our initial public offering in January 2020, the Company operated as Velocity Financial, LLC, which was formed as a Delaware Limited Liability Company, or LLC, in 2012. Until January 1, 2018, as an LLC, we had elected to be treated as a partnership for U.S. federal and state income tax purposes, and as such, had generally not been subject to federal and state income taxes prior to January 1, 2018. Accordingly, the results of operations presented for the years prior to January 1, 2018 do not include any provision for federal or state income taxes.

As part of our initial public offering, we converted Velocity Financial, LLC into a Delaware corporation and changed our name to Velocity Financial, Inc., a transaction that we refer to as the “conversion” in this Annual Report Form 10-K. The conversion is accounted for in accordance with ASC 805-50 –Business Combinations, as a transaction between entities under common control. The conversion had no significant impact on our provision for income taxes or our deferred tax assets and liabilities.

Effective January 1, 2018, we elected to be treated as a corporation for U.S. federal and state income tax purposes. Accordingly, the results of operations for the year ended December 31, 2019 include the impacts of income taxes. As a result, the historical net income reported for any period prior to January 1, 2018, is not comparable to the net income reported for the year ended December 31, 2019 or the net income anticipated in future periods.

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

Interest Expense on Corporate Debt

In August 2019, we entered into a five-year $153.0 million corporate debt agreement (“2019 Term Loan”). The 2019 Term Loan bore interest at a rate equal to one-month LIBOR plus 7.50% and was to mature in August 2024. A portion of the net proceeds from the 2019 Term Loan was used to redeem all of the outstanding 2014 Senior Secured Notes in August 2019. Another portion of the net proceeds from the 2019 Term Loan, together with cash on hand, was used to repurchase our outstanding Class C preferred units.

The 2019 Term Loan balance was $153.0 million as of December 31, 2019. During the year ended December 31, 2019, we incurred $14.6 million of interest expense related to our corporate debt. The 2019 Term Loan balance was $78.0 million as of December 31, 2020. During the year ended December 31, 2020, we incurred $12.0 million of interest expense related to our corporate debt.

We used $75.7 million of the net proceeds from our IPO to lower our interest expense through the repayment of the $75.0 million outstanding principal amount on the 2019 Term Loan. We fully paid off the remaining $78.0 million of the 2019 Term Loan in January 2021 with a portion of the net proceeds from the 2021Term Loan.

Recent Developments

2021 Warehouse Facility and Term Loans

On January 29, 2021, we entered into a Repurchase Agreement (“the 2021 Repurchase Agreement”) with another warehouse lender. The 2021 Repurchase Agreement has a current maturity date of January 29, 2022, and is a non-mark-to-market borrowing facility, collateralized by a pool of performing loans, with a maximum capacity of $200.0 million, and bears interest at one-month LIBOR plus 3.50%.

On February 5, 2021, we entered into a five-year $175.0 million syndicated corporate debt agreement (“2021 Term Loan”). The 2021 Term Loan bears interest at a rate equal to one-month LIBOR plus 8.00% with a 1.00% LIBOR floor, and matures on February 4, 2026. The 2021 Term Loan provided an initial $125.0 million of funds to us and contains a delayed draw feature allowing an additional draw of $50.0 million by February 5, 2022 provided we meet certain conditions. A portion of the net proceeds from the 2021 Term Loan was used to redeem all the outstanding 2019 Term Loan. The remaining portion of the net proceeds from the 2021 Term Loan will be used for loan originations and general corporate purposes.

Strategies to Address Uncertainties Caused by COVID-19

The COVID-19 outbreak has caused significant disruption in business activity and the financial markets both globally and in the United States. As a result of the spread of COVID-19, economic uncertainties have arisen which negatively impacted our financial condition, results of operations and cash flows. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on our customers, employees and vendors, impact of the new mutant strain of the virus, and the long-term success of the vaccine, all of which are uncertain at this time and cannot be predicted. The full extent to which COVID-19 may continue to impact our financial condition or results of operations cannot be reasonably estimated at this time.

During 2020, we proactively executed a number of business initiatives to strengthen our liquidity position and re-focus our business strategies in light of the effects of the COVID-19 pandemic, including the following:

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

•

During this crisis, we will consider the benefits of originating mortgage loans along with opportunistically acquiring mortgage loans that comply with our credit guidelines. If we are able to prudently originate or acquire mortgage loans, they will be added to our held for investment loan portfolio and supplement our current earnings profile generated by our $1.9 billion of portfolio loans, which are primarily fixed rate loans financed with fixed rate securitizations. We will continue to evaluate our business strategy in light of rapidly changing market conditions.

•

We temporarily suspended our loan originations and loan purchases from late March through August and furloughed a significant number of our employees, mostly within our loan origination function. We resumed loan origination activities in September.

•

We implemented a voluntary COVID-19 forbearance program from April through June designed to help small investors retain their properties and minimize our portfolio losses. Subsequently, we modified many of these loans by allowing the borrower to pay any past due amounts when the loan is paid off.

•

On July 10, 2020, we securitized $276.0 million of short-term and long-term investor real estate loans and issued $179.4 million of notes and certificates. We used the proceeds from this securitization to fully pay off our existing warehouse lines.

•

We have renewed two of our warehouse facilities, one non-mark-to-market facility and one modified mark-to-market facility in 2020 and added a third non-mark-to-market warehouse facility in January 2021.

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

•

We strengthened our liquidity by obtaining a new corporate credit facility of $175 million on February 5th, 2021. A portion of the proceeds were used to pay off existing corporate debt and the remainder will be used to grow our portfolio.

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

Allowance for Loan Losses

Prior to January 1, 2020, the allowance for loan and lease losses (ALLL) on loans held for investment was maintained at a level deemed adequate by management to provide for probable and inherent losses in the portfolio at the balance sheet date. The ALLL had a general reserve component for loans with no credit impairment and a specific reserve component for loans determined to be impaired. The allowance methodology for the general reserve component included both quantitative and qualitative loss factors which were applied to the population of unimpaired loans to estimate the general reserves. The quantitative loss factors included loan type, age of the loan, borrower FICO score, past loan loss experience, historical default rates, and delinquencies. The qualitative loss factors considered, among other things, the loan portfolio composition and risk, current economic conditions that may affect the borrower’s ability to pay, and the underlying collateral value. The provision for loan losses and recoveries of previously recognized charge-offs were added to the ALLL, while charge-offs on loans were recorded as a reduction to ALLL.

Loans were considered impaired when, based on current information and events, it was probable that we would be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreements. Impairment was measured on a loan-by-loan basis by comparing the estimated fair value of the underlying collateral, net of estimated selling costs (net realizable value) against the recorded investment of the loan. To the extent the recorded investment of the loan exceeded the estimated fair value, a specific reserve or charge-off was recorded depending upon either the certainty of the estimate of loss or the fair value of the loan’s collateral.

Effective January 1, 2020, we adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments replacing the incurred loss accounting approach with the current expected credit loss approach for all financial assets measured at amortized cost, which as of the adoption date consisted entirely of our held for investment loan portfolio. Under the CECL methodology, the allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. We identified the following portfolio segments based on risk characteristics of the loans in its loan portfolio (pool):

•	Residential 1– 4 Unit – Purchase (loans to purchase 1– 4 unit residential rental properties);
•	Residential 1– 4 Unit – Refinance (refinance loans on 1– 4 unit residential rental properties);

•	Commercial – Purchase (loans to purchase traditional commercial properties);
•	Commercial – Refinance (refinance loans on traditional commercial properties);
•	Quick Fix 1– 4 Unit – Purchase (short-term loans to purchase 1– 4 unit residential rental properties); and
•	Quick Fix 1– 4 Unit – Refinance (short-term refinance loans on 1– 4 unit residential rental properties).

We determined the collectability of our loans by evaluating certain risk characteristics. The segmentation of our loan portfolio was determined based on analyses of our loan portfolio performance over the past seven years. Based on analyses of the loan portfolio’s historical performance, we concluded that loan purpose and product types are the most significant risk factors in determining our expectation of future loan losses. Loan purpose considers whether a borrower is acquiring the property or refinancing an existing property. Our historical experience shows that refinance loans have higher loss rates than loans for property acquisitions. Product type includes residential 1-4 unit property and traditional commercial property. Our historical experience shows that traditional commercial property loans have higher loss rates than residential 1-4 unit property. Quick Fix loans have a maturity of one to 2 years from origination. Non-Quick Fix loans have a maturity of up to 30 years from origination.

We estimate the allowance for loan losses using relevant available information, from internal and external sources, relating to historical performance, current conditions, and reasonable and supportable macroeconomic forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are considered for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels, or term, as well as for changes in environmental conditions, such as unemployment rates, property values and changes in the competitive or regulatory environment.

We use an open pool loss rate methodology to model expected credit losses. To determine the loss rates using the open pool method, we start with our historical database of losses, segmenting the loans by loan purpose, product type and repayment period. A third-party model applying the open pool method is used to estimate an annual average loss rate by dividing the respective pool's quarterly historical losses by the pool's respective prior quarters’ ending unamortized loan cost balance and deriving an annual average loss rate from the historical quarterly loss rates. The model then adjusts the annual average loss rates based upon macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates are applied to the forecasted pool balance within each segment. The forecasted balances in the loan pool segments are calculated based on a principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments. Estimated prepayments, or Constant Prepayment Rates ("CPRs") are developed from multiple loan characteristic considerations, such as property types, FICO scores, loan purpose, and prepayment penalty terms, which is the most significant driver of prepayment activity. The prepayment penalty terms differ between the short-term and long-term loans, and we have developed a CPR curve for our short-term loans (2-year or less) and one for our long-term loans (30-year). Data from 2012-2020 is used to develop prepayment rates for our long-term loans. Because of the prepayment penalty structure in our long-term loans, prepayments during the active penalty term are historically low and begin to ramp up after the prepayment penalty term. The active prepayment penalty term is considered for existing and new loans over the reasonable and supportable forecast period in determining estimated prepayments. We back-test the CPR curves on a quarterly basis and adjust the CPR curves as appropriate. The reasonable and supportable period is meant to represent the period in which we believe the forecasted macroeconomic variables can be reasonably estimated. Significant variables or assumptions incorporated in the macroeconomic forecasts include U.S. unemployment, treasury yields, U.S. real gross domestic product (GDP), and U.S. real estate housing prices. We consider multiple scenarios from different macroeconomic forecasts and use different forecast and revision periods for estimating lifetime expected credit losses.

We have determined that once a loan becomes nonperforming (90 or more days past due), it no longer shares the same risk characteristics of the other loans within its segment of homogeneous loans (pool). We pull these loans out of the segments and evaluate the loans individually using the practical expedient to determine the credit exposure. Nonperforming loans are considered collateral dependent. Using the practical expedient, the fair value of the underlying collateral, less estimated selling costs, is compared to the carrying value of the loan in the determination of a credit loss.

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

The allowance for credit losses is maintained at a level deemed adequate by management to provide for expected losses in the portfolio at the balance sheet date. While we use available information to estimate our required allowance for credit losses, future additions to the allowance for credit losses may be necessary based on changes in estimates resulting from economic and other conditions.

We made the accounting policy election not to measure an allowance for credit losses for accrued interest receivables. When a loan is placed on nonaccrual status, the accrued and unpaid interest is reversed as a reduction of interest income and accrued interest receivable. Accrued interest receivable is excluded from the amortized cost of loans and it is presented as accrued interest receivable in the Consolidated Statements of Financial Condition.

Deferred Tax Assets and Liabilities

Our deferred tax assets and liabilities arise from differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We determine whether a deferred tax asset is realizable based on facts and circumstances, including our current and projected future tax position, the historical level of our taxable income, and estimates of our future taxable income. In most cases, the realization of deferred tax assets is based on our future profitability. If we were to experience either reduced profitability or operating losses in a future period, the realization of our deferred tax assets may no longer be considered more likely than not and, accordingly, we could be required to record a valuation allowance on our deferred tax assets by charging earnings.

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

Factors Affecting Our Results of Operations

We believe there are a number of factors that impact our business, including those discussed below and elsewhere in this Annual Report.

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

Origination Volume

Portfolio related net interest income is the largest contributor to our net income. We grew our portfolio related net interest income by $5.9 million or 8.0% from $73.6 million for the year ended December 31, 2019 to $79.5 million for the year ended December 31, 2020. Our portfolio related net interest income grew by $11.5 million or 18.5% from $62.1 million for the year ended December 31, 2018 to $73.6 million for the year ended December 31, 2019. The growth in net interest income is largely attributable to a higher average portfolio balance from new loan originations which we have achieved by executing our principal strategies of expanding our broker network and further penetrating our network of existing brokers. We anticipate that our future performance will continue to depend on growing our origination volume and believe that the large and highly fragmented nature of our core market provides meaningful opportunity to achieve this. We intend to grow originations by continuing to serve and build loyalty within our existing network of brokers while expanding our network with new brokers through targeted marketing and improved brand awareness.

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

Availability and Cost of Funding

Our primary funding sources have historically included cash from operations, warehouse facilities, term securitizations, corporate debt and equity. We believe we have an established brand in the term securitization market and that this market will continue to support our portfolio growth with long-term financing. Changes in macroeconomic conditions can adversely impact our ability to issue securitizations and, thereby, limit our options for long-term financing. In consideration of this potential risk, we have entered into a credit facility for longer-term financing that will provide us with capital resources to fund loan growth in the event we are not able to issue securitizations.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	As of December 31,
	2020		2019	2018
	($ in thousands)
Total loans	$1,944,804		$2,059,344	$1,631,326
Loan count	5,878		6,373	5,171
Average loan balance	$331		$323	$315
Weighted average loan-to-value	66.1%		65.8%	63.8%
Weighted average coupon	8.51%		8.69%	8.56%
Nonperforming loans (UPB)	$332,813	(A)	$141,607	$95,385
Nonperforming loans (% of total)	17.11%	(A)	6.88%	5.85%

(A)	Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $64.4 million of nonaccrual loans in the Company’s COVID-19 forbearance program.

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

Nonperforming Loans.    Prior to January 1, 2020, nonperforming loans consisted of loans that were 90 or more days past due, in bankruptcy, or in foreclosure. Starting January 1, 2020, nonperforming loans include all loans on nonaccrual status. Loans that were granted a COVID-19 forbearance by the Company were not placed on nonaccrual status during the forbearance period and were not considered nonperforming loans during the forbearance period. If loans granted a COVID-19 forbearance subsequently became 90 days past due after the forbearance period, such loans were then placed on nonaccrual and considered nonperforming loans.

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

($ in thousands)	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
Year Ended December 31, 2020:
Loan originations — held for investment	955	338,815	355	8.3%	68.0%
Loan originations — held for sale	316	96,223	305	9.7%	68.3%
Total loan originations	1,271	$435,038	$342	8.6%	68.1%
Loan acquisitions — held for investment	3	3,467	1,156	6.5%	73.5%
Total loans originated and acquired	1,274	$438,505
Year Ended December 31, 2019:
Loan originations — held for investment	1,881	$673,877	$358	8.5%	67.1%
Loan originations — held for sale	1,152	$338,846	$294	10.0%	68.4%
Total loan originations	3,033	$1,012,723	$334	9.0%	67.5%
Loan acquisitions — held for investment	35	9,062	$259	7.2%	61.9%
Total loans originated and acquired	3,068	$1,021,785
Year Ended December 31, 2018:
Loan originations — held for investment	1,708	$587,241	344	8.4%	63.4%
Loan originations — held for sale	619	$150,056	242	9.9%	65.1%
Total loan originations	2,327	737,297	317	8.7%	63.8%
Loan acquisitions — held for investment	19	$16,243	855	7.3%	53.5%
Total loans originated and acquired	2,346	753,540

Over the periods shown, prior to the COVID-19 pandemic which adversely impacted our loan originations from March 2020 through September 2020, we had increased our origination volumes. Once loan origination was resumed, we funded $179.3 million for the quarter ended December 31, 2020 which was an increase of $13.1 million, or 7.9%, from $166.2 million for the quarter ended December 31, 2019. For the year ended December 31, 2020, we originated $435.0 million of loans, which was a decrease of $577.7 million, or 57.0% from $1.0 billion for the year ended December 31, 2019. For the year ended December 31, 2019, we originated $1.0 billion of loans, which was an increase of $275.4 million, or 37.4%, from $737.3 million for the year ended December 31, 2018.

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

(in thousands)	2020	2019	2018
Unpaid principal balance	$1,931,875	$1,843,290	$1,551,866
Discount on acquired loans	—	—	(541)
Valuation adjustments on FVO loans	(2)	(444)	(586)
Deferred loan origination costs	23,600	25,714	21,812
Total loans held for investment, gross	1,955,473	1,868,560	1,572,551
Allowance for credit losses	(5,845)	(2,240)	(1,680)
Loans held for investment, net	$1,949,628	$1,866,320	$1,570,871

The following table illustrates the contractual maturities for our loans held for investment in aggregate UPB and as a percentage of our total held for investment loan portfolio as of December 31, 2020:

	December 31, 2020
($ in thousands)	UPB	%
Loans due in less than one year	$100,025	5.2%
Loans due in one to five years	79,398	4.1
Loans due in more than five years	1,752,452	90.7
Total loans held for investment	$1,931,875	100.0%

Allowance for Loan Losses

Our allowance for loan losses increased to $5.8 million as of December 31, 2020, compared to $2.2 million as of December 31, 2019. The increase in allowance is primarily due to the adverse business conditions caused by the COVID-19 pandemic assumed in our loan loss model projections and the one-time transfer of our held for sale loan portfolio to loans held for investment.

Our allowance increased to $2.2 million as of December 31, 2019, compared to $1.7 million as of December 31, 2018, primarily due to the increase in our loan portfolio from December 31, 2018 to December 31, 2019.

Our allowance for loan losses is based on an analysis of historical loan loss data from January 1, 2015 through December 31, 2020. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses should a loan become impaired.

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

The following table illustrates the activity in our allowance for loan losses over the periods indicated:

	As of December 31,
	2020	2019	2018
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$2,240	$1,680	$1,886
Impact of adopting ASC 326	137	—	—
Provision for loan losses (1)	5,068	1,139	201
Charge-offs	(1,600)	(579)	(407)
Ending balance	$5,845	$2,240	$1,680
Total loans held for investment (UPB), excluding FVO (2)	$1,930,334	$1,839,886	$1,547,817
% of allowance for credit losses / loans held for investment, excluding FVO	0.30%	0.12%	0.11%

(1) The provision for loans losses would have been approximately $3.9 million for the year ended December 31, 2020, excluding the $1.2 million impact from the loans held for sale transferred to loans held for investment. The additional $1.2 million provision was mainly offset by the reversal of the $1.3 million valuation allowance on the held for sale loans, which was recorded to “Other income” in the consolidated statements of income.

(2) Reflects the UPB of loans held for investment excluding loans held for investment at fair value (FVO). Loans held for investment, net on the Consolidated Statements of Financial Condition is net of allowance for credit losses of $5.8 million, and net deferred loan origination fees/costs of $23.6 million as of December 31, 2020.

Credit Quality – Loans Held for Investment

The following table provides delinquency information, by unpaid principal balance, on our held for investment loan portfolio as of the dates indicated:

	As of December 31,
	2020 (A)		2020 COVID-19 Forbearance	2019 (B)		2018 (B)
Performing/Accruing:
Current	$1,445,131	74.9%	$259,147	$1,559,373	84.6%	$1,358,043	87.5%
30-59 days past due	89,284	4.6	32,115	123,704	6.7	78,848	5.1
60-89 days past due	62,694	3.2	34,493	48,062	2.6	23,881	1.5
90+ days past due	1,953	0.1	1,953	—	—	—	—
Total performing loans	1,599,062	82.8	327,708	1,731,139	93.2	1,460,772	94.1%
Nonperforming/Nonaccrual:
<90 days past due	20,778	1.1	727	—	—	—	—
90+ days past due	82,004	4.2	34,120	24,790	1.3	16,181	1.0
Bankruptcy	12,655	0.7	1,650	8,695	0.5	5,901	0.4
In foreclosure	217,376	11.2	27,868	78,666	4.3	69,012	4.4
Total nonperforming loans	332,813	17.2	64,365	112,151	6.1	91,094	5.9
Total loans held for investment	$1,931,875	100.0%	$392,073	$1,843,290	100.0%	$1,551,866	100.0%

(A)	Balance includes $392.1 million UPB of loans held for investment in our COVID-19 forbearance program.
(B)	Prior to January 1, 2020, nonperforming loans included loans that were 90 or more days past due, in bankruptcy, or in foreclosure.

Other than loans while they were in the COVID-19 forbearance program, loans that are 90+ days past due, in bankruptcy, or in foreclosure, or not accruing interest are considered nonperforming loans. Loans that were brought current under the COVID-19 forbearance program are considered nonperforming loans if they become 90 days or more past due subsequent to being brought current. Nonperforming loans were $332.8 million, or 17.2% of our held for investment loan portfolio as of December 31, 2020, compared to $112.2 million, or 6.1% as of December 31, 2019, and $91.1 million, or 5.9% of the loan portfolio as of December 31, 2018. The increase in total nonperforming loans as of December 31, 2020 was primarily attributable to the COVID-19 pandemic.

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following table summarizes the resolution activities of loans that were nonperforming or became nonperforming during the periods indicated. We resolved $83.4 million and $73.4 million of nonperforming loans during the years ended December 31, 2020 and 2019, respectively. Nonperforming loan resolutions were $29.8 million and $13.0 million during the quarters ended December 31, 2020 and 2019, respectively. Including REO resolutions, we realized net gains of $2.7 million and $1.8 million during the years ended December 31, 2020 and December 31, 2019, respectively. This is largely the result of collecting default interest and prepayment penalties in excess of the contractual interest due and collected.

	Year Ended December 31, 2020		Year Ended December 31, 2019
($ in thousands)	UPB	Gain/(Loss)	UPB	Gain/(Loss)
Resolved — paid in full	45,662	$2,029	37,211	$1,197
Resolved — paid current	37,705	1,213	36,169	717
Resolved — REO sold	4,362	(498)	4,077	(68)
Total resolutions	$87,729	$2,744	$77,457	$1,846
Recovery rate on resolved nonperforming UPB		103.1%		102.4%

Our actual losses incurred have been small as a percentage of nonperforming loans held for investment. The table below shows our actual loan losses for the periods indicated.

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Average nonperforming loans for the period (1)	246,972	102,567	76,834
Charge-offs	1,600	579	407
Charge-offs / Average nonperforming loans for the period (1)	0.65%	0.56%	0.53%

(1)	Reflects the monthly average of nonperforming loans held for investment during the period.

Concentrations – Loans Held for Investment

As of December 31, 2020, our held for investment loan portfolio was concentrated in investor 1-4 loans, representing 49.6% of the UPB and mixed used properties represented 13.4% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. By geography, the principal balance of our loans held for investment were concentrated 23.5% in California, 22.8% in New York, 11.5% in Florida, and 8.1% in New Jersey.

Property Type	December 31, 2020
($ in thousands)	Loan Count	UPB	% of Total UPB
Investor 1-4	3,483	$958,512	49.6%
Mixed use	682	259,094	13.4
Multifamily	436	182,358	9.5
Retail	398	171,971	8.9
Office	267	108,576	5.6
Warehouse	200	118,547	6.1
Other(1)	367	132,817	6.9
Total loans held for investment	5,833	$1,931,875	100%

(1)	All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	December 31, 2020
($ in thousands)	Loan Count	UPB	% of Total UPB
California	910	$453,795	23.5%
New York	929	441,483	22.8
Florida	784	221,540	11.5
New Jersey	613	156,440	8.1
Other(1)	2,597	658,617	34.1
Total loans held for investment	5,833	$1,931,875	100%

(1)	All other states individually comprise less than 5.0% of the total unpaid principal balance.

Loans Held for Sale

Historically, we have sold some portion of the loans we originate. We started originating short-term, interest-only loans in March 2017, which we aggregated and sold at a premium to institutional investors. In July 2020, we decided to retain these loans and $214.4 million were transferred to the held for investment loan portfolio. The related valuation allowance of $1.3 million on these loans was reversed through earnings.

In the fourth quarter of 2020, we sold $96.3 million of loans that were recently originated, and we may continue to augment our long term investment strategy with opportunistic sales of loans in future periods. The following tables show the various components of loans held for sale as of the dates indicated:

	As of December 31,
($ in thousands)	2020	2019	2018
UPB	$12,929	$216,054	$79,335
Valuation adjustments	(17)	(396)	(173)
Deferred loan origination fees, net	194	(1,191)	(716)
Total loans held for sale, net	$13,106	$214,467	$78,446

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

As of December 31, 2020, our REO included 35 properties with a carrying value of $15.8 million compared to 24 properties with a carrying value of $13.1 million as of December 31, 2019.

Key Performance Metrics

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Average loans	$2,043,665	$1,782,558	$1,429,877
Portfolio yield	8.19%	8.84%	8.72%
Average debt — portfolio related	1,803,188	1,603,459	1,234,818
Average debt — total company	1,885,306	1,745,728	1,362,412
Cost of funds — portfolio related	4.87%	5.23%	5.07%
Cost of funds — total company	5.30%	5.64%	5.57%
Net interest margin — portfolio related	3.89%	4.13%	4.34%
Net interest margin — total company	3.30%	3.31%	3.41%
Charge-offs	0.08%	0.03%	0.03%
Pre-tax return on equity	10.69%	17.37%	14.30%
Return on equity	8.22%	11.78%	7.80%

Average Loans

Average loans reflects the daily average of total outstanding loans, including both loans held for investment and loans held for sale, as measured by UPB, over the specified time period.

Portfolio Yield

Portfolio yield is an annualized measure of the total interest income earned on our loan portfolio as a percentage of average loans over the given period. Interest income includes interest earned on performing loans, cash interest received on nonperforming loans, default interest and prepayment fees. The decrease in our portfolio yield from 2019 to 2020 reflects the impact of the COVID-19 pandemic and increase in nonperforming loans.  Historically, most loans that become nonperforming resolve prior to converting to REO.

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

Cost of Funds — Portfolio Related and Total Company

Portfolio related cost of funds is an annualized measure of the interest expense incurred on our portfolio-related debt as a percentage of average portfolio-related debt outstanding over the given period. Total company cost of funds is an annualized measure of the interest expense incurred on our portfolio-related debt and corporate debt outstanding over the given period. Interest expense includes the amortization of expenses incurred in connection with our portfolio related financing activities and corporate debt. Through the issuance of long-term securitizations, we have been able to fix a significant portion of our borrowing costs over time. The strong credit performance on our securitizations has allowed us to issue debt at attractive rates. Our portfolio related cost of funds decreased to 4.87% for the year ended December 31, 2020 from 5.23% and 5.07% for the years ended December 31, 2019 and 2018, respectively. The decrease in portfolio related cost of funds was primarily attributable to improved execution on the securitizations.

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

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Year Ended December 31, 2020				Year Ended December 31, 2019			Year Ended December 31, 2018
		Interest	Average			Interest	Average		Interest	Average
	Average	Income /	Yield /		Average	Income /	Yield /	Average	Income /	Yield /
($ in thousands)	Balance	Expense	Rate		Balance	Expense	Rate	Balance	Expense	Rate
Loan portfolio:
Loans held for sale	$110,810				$106,852			$26,306
Loans held for investment	1,932,855				1,675,706			1,403,571
Total loans	$2,043,665	$167,322	8.19%		$1,782,558	$157,531	8.84%	$1,429,877	$124,722	8.72%

Debt:
Warehouse and repurchase facilities	$168,099	8,352	4.97%		$240,608	13,583	5.65%	$171,637	$9,213	5.37%
Securitizations	1,635,089	79,474	4.86%		1,362,851	70,320	5.16%	1,063,181	53,384	5.02%
Total debt - portfolio related	1,803,188	87,826	4.87%		1,603,459	83,903	5.23%	1,234,818	62,597	5.07%
Corporate debt	82,117	12,049	14.67%	(3)	142,269	14,617	10.27%	127,594	13,322	10.44%
Total debt	$1,885,305	$99,875	5.30%		$1,745,728	$98,520	5.64%	$1,362,412	$75,919	5.57%

Net interest spread - portfolio related (1)			3.32%				3.60%			3.65%
Net interest margin - portfolio related			3.89%				4.13%			4.34%

Net interest spread - total company			2.89%	(3)			3.19%			3.15%
Net interest margin - total company (2)			3.30%	(3)			3.31%			3.41%

(1)	Net interest spread — portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(2)	Net interest spread — total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.
(3)

Excluding the one-time debt issuance costs write-off of $3.5 million and prepayment penalties of $0.3 million associated with the $75.0 million repayment of our corporate debt in January 2020, the Corporate debt average rate would have been 10.08%; Net interest spread — total company would have been 3.09%; and Net interest margin — total company would have been 3.48% for the year ended December 31, 2020.

Charge-Offs

The charge-offs ratio reflects charge-offs as a percentage of average loans held for investment over the specific time period. We do not record charge-offs on our loans held for sale which are carried at the lower of cost or estimated fair value.

Pre-Tax Return on Equity and Return on Equity

Pre-tax return on equity and return on equity reflect income before income taxes and net income, respectively, as a percentage of the monthly average of members’ equity over the specified time period.

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Income before income taxes (A)	$23,129	$25,398	$19,249
Net income (B)	17,777	17,292	7,631

Monthly average balance:
Stockholders' / Members' equity (C)	216,289	146,236	134,913

Pre-tax return on equity (A)/(C)	10.7%	17.4%	14.3%

Return on equity (B)/(C)	8.2%	11.8%	5.7%

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

Interest Expense — Corporate Debt

Through December 31, 2020, interest expense on corporate debt primarily consists of interest expense paid with respect to the 2019 Term Loan, as reflected on our consolidated statement of financial condition, and the related amortization of deferred debt issuance costs.

In August 2019, we redeemed the 2014 Senior Secured Notes and repurchased our outstanding Class C preferred units with the proceeds of the 2019 Term Loan, which bears interest at a rate equal to the one-month LIBOR plus 7.50% and matures in August 2024, together with cash on hand. We used $75.7 million of the net proceeds from our IPO to repay $75.0 million in outstanding principal amount on the 2019 Term Loan.

Net Interest Income

Net interest income represents the difference between portfolio related net interest income and interest expense on corporate debt.

Provision for Loan Losses

Effective January 1, 2020, we adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments replacing the incurred loss accounting approach with the current expected credit loss (CECL) approach. Under the CECL methodology, the allowance for credit losses is calculated using a third-party model with our historical loss rates by segment, loans position as of the balance sheet date, and assumptions from us.

Prior to January 1, 2020, the allowance for loan losses consists of a specific valuation allowance on those loans that were 90 days or more delinquent, in bankruptcy, or in foreclosure, and a general reserve allowance for all other loans in our existing portfolio.

Other Operating Income

Gain on Disposition of Loans.    When we sell a loan held for sale, we record a gain or loss that reflects the difference between the proceeds received for the sale of the loans and their respective carrying values. The gain or loss that we ultimately realize on the sale of our loans held for sale is primarily determined by the terms of the originated loans, current market interest rates and the sales price of the loans. In addition, when we transfer a loan to REO, we record the REO at its fair value at the time of the transfer. The difference between the fair value of the real estate and the carrying value of the loan is recorded as a gain or loss. Lastly, when our acquired loans, which were purchased at a discount, pay off, we record a gain related to the recognition of the remaining purchase discount.

Unrealized Gain/(Loss) on Fair Value Loans.     We have elected to account for certain purchased distressed loans at fair value using FASB ASC Topic 825, Financial Instruments (ASC 825). We regularly estimate the fair value of these loans as discussed more fully in the notes to our consolidated financial statements included elsewhere in this Annual Report. Changes in fair value are reported as a component of other operating income within our consolidated statements of income.

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

Provision for Income Taxes

The provision for income taxes consists of the current and deferred U.S. federal and state income taxes we expect to pay, currently and in future years, with respect to the net income for the year. The amount of the provision is derived by adjusting our reported pretax income with various permanent differences. The tax-adjusted income amount is then multiplied by the applicable federal and state income tax rates to arrive at the provision for income taxes. Prior to January 1, 2018, we had elected to be treated as a partnership for U.S. federal income tax purposes and were, therefore, not required to pay income taxes because of our treatment as a pass-through entity. Effective January 1, 2018, we changed our election to be taxed as a corporation for U.S. federal income tax purposes and are now recording provisions for income taxes.

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	As of December 31,
($ in thousands)	2020	2019	2018
Interest income	$167,322	$157,531	$124,722
Interest expense - portfolio related	87,826	83,903	62,597
Net interest income - portfolio related	79,496	73,628	62,125
Interest expense - corporate debt	12,049	14,618	13,322
Net interest income	67,447	59,010	48,803
Provision for loan losses	5,068	1,139	201
Net interest income after provision for loan losses	62,379	57,871	48,602
Other operating income	6,320	2,649	2,807
Total operating expenses	45,570	35,122	32,160
Income before income taxes	23,129	25,398	19,249
Income tax expense	5,352	8,106	11,618
Net income	$17,777	$17,292	$7,631
Less deemed dividends on preferred stock (1)	$48,955	NA	NA
Net income (loss) allocated to common shareholders	$(31,178)	NA	NA
Earnings (loss) per common share (1)
Basic	$(1.55)	NA	NA
Diluted	$(1.55)	NA	NA
Weighted average common shares outstanding (1)
Basic	20,087	NA	NA
Diluted	20,087	NA	NA

(1)	Not applicable prior to the Company's IPO on January 17, 2020.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Interest Income — Portfolio Related

	Year Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Interest income	$167,322	$157,531	$9,791	6.2%
Interest expense - portfolio related	87,826	83,903	3,923	4.7%
Net interest income - portfolio related	$79,496	$73,628	$5,868	8.0%

Interest Income.     Interest income increased by $9.8 million, or 6.2%, to $167.3 million during the year ended December 31, 2020, compared to $157.5 million during the year ended December 31, 2019. The increase is primarily attributable to an increase in average loans (volume), which increased $261.1 million, or 14.6%, from $1.8 billion for the year ended December 31, 2019 to $2.0 billion for the year ended December 31, 2020. The average yield over those same periods decreased from 8.84% to 8.19% mainly due to the increase in nonperforming loans due to the COVID-19 pandemic.

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

	Year Ended December 31, 2020 and 2019
($ in thousands)	Average Loans	Interest Income	Average Yield
Year Ended December 31, 2020	$2,043,665	$167,322	8.19%
Year Ended December 31, 2019	1,782,558	157,531	8.84%
Volume variance	261,107	23,075
Rate variance		(13,284)	(0.65)%
Total interest income variance		$9,791

Interest Expense — Portfolio Related.    Portfolio related interest expense consists of interest incurred on our warehouse facilities and securitizations, which increased by $3.9 million, or 4.7% to $87.8 million for the year ended December 31, 2020, from $83.9 million for the year ended December 31, 2019. The increase in portfolio related interest expense in 2020 was primarily attributable to the increased average balance, partially offset by a lower cost of funds, which decreased to 4.87% for the year ended December 31, 2020 from 5.23% for the year ended December 31, 2019, and was mainly attributable to improved securitization spreads.

The following table presents information regarding the increase in portfolio related interest expense and distinguishes between the dollar amount of change in interest expense attributable to changes in the average outstanding debt balance (volume) versus changes in cost of funds (rate) for the years ended December 31, 2020 and 2019.

	Year Ended December 31, 2020 and 2019
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds
Year Ended December 31, 2020	$1,803,188	$87,826	4.87%
Year Ended December 31, 2019	1,603,459	83,903	5.23%
Volume variance	199,729	10,451
Rate variance		(6,528)	(0.36)%
Total interest expense variance		$3,923

(1)	Includes securitizations and warehouse repurchase agreements.

Net Interest Income After Provision for Loan Losses

	Year Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Net interest income - portfolio related	$79,496	$73,628	$5,868	8.0%
Interest expense - corporate debt	12,049	14,618	(2,569)	(17.6)%
Net interest income	67,447	59,010	8,437	14.3%
Provision for loan losses	5,068	1,139	3,929	345.0%
Net interest income after provision for loan losses	$62,379	$57,871	$4,508	7.8%

Interest Expense — Corporate Debt.     Corporate debt interest expense decreased by $2.6 million from $14.6 million for the year ended December 31, 2019 to $12.0 million for the year ended December 31, 2020 primarily due to the decrease in the corporate debt balance. The corporate debt balance was $78.0 million as of December 31, 2020 compared to $153.0 million as of December 31, 2019, as a result of a $75.0 million debt paydown in January 2020 using a portion of our IPO proceeds.

Provision for Loan Losses.     Our provision for loan losses increased by approximately $3.9 million from $1.1 million during the year ended December 31, 2019 to $5.1 million during the year ended December 31, 2020, primarily attributable to the adverse business conditions caused by the COVID-19 pandemic assumed in our loan loss model projections and the $1.2 million increase due to the one-time transfer of our held for sale loan portfolio.

Other Operating Income

The table below presents the various components of other operating income for the year ended December 31, 2020 compared to the year ended December 31, 2019. The $3.7 million net increase is primarily due to the increase in gain on disposition of loans.

	Year Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Gain on disposition of loans	$7,576	$4,410	$3,166	71.8%
Unrealized gain (loss) on fair value loans	442	(9)	451	(5011.1)%
Other expense	(1,698)	(1,752)	54	(3.1)%
Total other operating income	$6,320	$2,649	$3,671	138.6%

Operating Expenses

Total operating expenses increased by $10.5 million, or 29.7%, to $45.6 million during the year ended December 31, 2020 from $35.1 million during the year ended December 31, 2019. This increase is primarily attributable to direct loan origination costs included in the Compensation and employee benefits and Other operating expenses that were expensed in 2020 due to the suspension of loan production from mid-March through August.

	Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Compensation and employee benefits	$20,731	$15,511	$5,220	33.7%
Rent and occupancy	1,743	1,531	212	13.8%
Loan servicing	7,802	7,396	406	5.5%
Professional fees	4,238	2,056	2,182	106.1%
Real estate owned, net	2,656	2,647	9	0.3%
Other operating expenses	8,400	5,981	2,419	40.4%
Total operating expenses	$45,570	$35,122	$10,448	29.7%

Compensation and Employee Benefits.    Compensation and employee benefits increased from $15.5 million during the year ended December 31, 2019 to $20.7 million during year ended December 31, 2020. During April through August, when loan originations were suspended and staff was working on offering existing borrowers the COVID-19 forbearance program, compensation costs for the employees were expensed when, under normal operating conditions, the same compensation costs would be deferred over new loan production. In addition, we expensed a one-time severance payment of $0.6 million in September 2020 as a result of the staff reduction caused by the COVID-19 pandemic.

Rent and Occupancy.    Rent and occupancy expenses increased from $1.5 million during the year ended December 31, 2019 to $1.7 million during the year ended December 31, 2020, primarily due to the increase in office space.

Loan Servicing.     Loan servicing expenses increased from $7.4 million during the year ended December 31, 2019 to $7.8 million during the year ended December 31, 2020. The $0.4 million increase during the year ended December 31, 2020 is mainly due to the increase in our loan portfolio.

Professional Fees.     Professional fees increased from $2.1 million for the year ended December 31, 2019 to $4.2 million for the year ended December 31, 2020, mainly due to our growth and increased costs as a public company.

Net Expenses of Real Estate Owned.     Net expenses of real estate owned remained fairly constant at $2.6 million during the year ended December 31, 2019 compared to $2.7 million during the year ended December 31, 2020, and were mainly comprised of valuation adjustment expense.

Other Operating Expenses.     Other operating expenses increased from $6.0 million for the year ended December 31, 2019 to $8.4 million for the year ended December 31, 2020, mainly due to increased costs of being a public company, such as insurance, directors’ expense, and SEC filing fees.

Income Tax Expense.    Income tax expense was $5.4 million for the year ended December 31, 2020, compared to $8.1 million for the year ended December 31, 2019. Our consolidated effective tax rate as a percentage of pre-tax income for 2020 was 23.1%, compared to 31.9% for 2019. The 2020 effective tax rate differed from the federal statutory rate of 21.0% principally because of state taxes. The reduction in the 2020 consolidated effective tax rate, compared to the 2019 rate, was mainly due to a change in unrecognized tax benefits in 2019.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net Interest Income — Portfolio Related

	Year Ended December 31,
($ in thousands)	2019	2018	$ Change	% Change
Interest income	$157,531	$124,722	$32,809	26.3%
Interest expense - portfolio related	83,903	62,597	21,306	34.0%
Net interest income - portfolio related	$73,628	$62,125	$11,503	18.5%

Interest Income.    Interest income increased by $32.8 million, or 26.3% to $157.5 million during the year ended December 31, 2019, compared to $124.7 million during the year ended December 31, 2018. The increase is attributable to a combination of an increase in average loans (volume) and an increase in average yield (rate). Average loans increased $352.7 million, or 24.7%, from $1.4 billion during the year ended December 31, 2018 to $1.8 billion during the year ended December 31, 2019. The average yield over those same periods increased from 8.72% to 8.84%.

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

	Year Ended December 31, 2019 and 2018
($ in thousands)	Average Loans	Interest Income	Average Yield
Year Ended December 31, 2019	$1,782,558	$157,531	8.84%
Year Ended December 31, 2018	1,429,877	124,722	8.72%
Volume variance	352,681	30,763
Rate variance		2,046	0.11%
Total interest income variance		$32,809

Interest Expense — Portfolio Related.     Interest expense related to our warehouse repurchase facilities increased $4.4 million, to approximately $13.6 million during the year ended December 31, 2019, compared to approximately $9.2 million during the year ended December 31, 2018. Interest expense related to our securitizations increased by $16.9 million to approximately $70.3 million during the year ended December 31, 2019, compared to approximately $53.4 million during the year ended December 31, 2018. Our cost of funds increased to 5.23% during the year ended December 31, 2019 from 5.07% during the year ended December 31, 2018. The increase in interest expense — portfolio related was primarily due to the increase in borrowings for loan originations, as well as the impact of increased seasoning of older securitizations. As we continued to add more of the lower-cost securitizations, our interest cost for this period decreased, averaging 5.00% for the fourth quarter of 2019.

The following table presents information regarding the increase in portfolio related interest expense and distinguishes between the dollar amount of change in interest expense attributable to changes in the average outstanding debt balance (volume) versus changes in cost of funds (rate).

	Year Ended December 31, 2019 and 2018
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds
Year Ended December 31, 2019	$1,603,459	$83,903	5.23%
Year Ended December 31, 2018	1,234,818	62,597	5.07%
Volume variance	368,641	18,688
Rate variance		2,618	0.16%
Total interest expense variance		$21,306

(1)	Includes securitizations and warehouse repurchase agreements.
(2)	Annualized.

Net Interest Income After Provision for Loan Losses

	Year Ended December 31,
($ in thousands)	2019	2018	$ Change	% Change
Net interest income - portfolio related	$73,628	$62,125	$11,503	18.5%
Interest expense - corporate debt	14,618	13,322	1,296	9.7%
Net interest income	59,010	48,803	10,207	20.9%
Provision for loan losses	1,139	201	938	466.7%
Net interest income after provision for loan losses	$57,871	$48,602	$9,269	19.1%

Interest Expense — Corporate Debt.     Corporate debt interest expense increased by $1.3 million from $13.3 million for the year ended December 31, 2018 to $14.6 million for the year ended December 31, 2019 primarily due to the increase in the corporate debt balance. In August 2019, we refinanced the 2014 Senior Secured Notes with a portion of the net proceeds from the 2019 Term Loan — a five-year $153.0 million corporate debt agreement with a new lender. The corporate debt balance was $153.0 million as of December 31, 2019 compared to $127.6 million as of December 31, 2018.

Provision for Loan Losses.     Our provision for loan losses increased $0.9 million from $0.2 million during the year ended December 31, 2018 to $1.1 million during the year ended December 31, 2019 primarily due to the increase in the loan portfolio.

Other Operating Income

The table below presents the various components of other operating income for the year ended December 31, 2019 compared to the year ended December 31, 2018. The $0.2 million net decrease is primarily due to the increase in gain on disposition of loans, offset by the valuation adjustments on interest-only strips included within other (expense) income.

	Year Ended December 31,
($ in thousands)	2019	2018	$ Change	% Change
Gain on disposition of loans	$4,410	$1,200	$3,210	267.5%
Unrealized gain (loss) on fair value loans	(9)	241	(250)	(103.7)%
Other (expense) income	(1,752)	1,366	(3,118)	(228.3)%
Total other operating income	$2,649	$2,807	$(158)	(5.6)%

Operating Expenses

Total operating expenses increased $3.0 million, or 9.2%, to $35.1 million during the year ended December 31, 2019 from $32.2 million during the year ended December 31, 2018. This increase is primarily the result of additional personnel and loan servicing costs associated with higher loan origination volumes.

	Ended December 31,
($ in thousands)	2019	2018	$ Change	% Change
Compensation and employee benefits	$15,511	$15,105	$406	2.7%
Rent and occupancy	1,531	1,320	211	16.0%
Loan servicing	7,396	6,009	1,387	23.1%
Professional fees	2,056	3,040	(984)	(32.4)%
Real estate owned, net	2,647	1,373	1,274	92.8%
Other operating expenses	5,981	5,313	668	12.6%
Total operating expenses	$35,122	$32,160	$2,962	9.2%

Compensation and Employee Benefits.     Compensation and employee benefits increased from $15.1 million during the year ended December 31, 2018 to $15.5 million during the year ended December 31, 2019 mainly due to higher commission expenses and increased operations and sales staff to support our growth in loan origination volume.

Rent and Occupancy.     Rent and occupancy expenses increased from $1.3 million during the year ended December 31, 2018 to $1.5 million during the year ended December 31, 2019 due to the increase in office space.

Loan Servicing.     Loan servicing expenses increased from $6.0 million during the year ended December 31, 2018 to $7.4 million during the year ended December 31, 2019. The $1.4 million increase during 2019 is primarily related to the increase in our loan portfolio.

Professional Fees.     Professional fees decreased from $3.0 million for the year ended December 31, 2018 to $2.1 million for the year ended December 31, 2019 mainly due to the timing of legal and external audit services rendered related to our public offering initiative.

Net Expenses of Real Estate Owned.     Net expenses of real estate owned increased from $1.3 million during the year ended December 31, 2018 to $2.6 million during the year ended December 31, 2019, mainly due to the increase in valuation adjustment expense during the year ended December 31, 2019.

Other Operating Expenses.     Other operating expenses increased from $5.3 million for the year ended December 31, 2018 to $6.0 million for the year ended December 31, 2019 mainly due to increased data processing costs related to technology investments.

Income Tax Expense.     Income tax expense was $8.1 million for the year ended December 31, 2019, compared to $11.6 million for the year ended December 31, 2018. Our consolidated effective tax rate as a percentage of pre-tax income for 2019 was 31.9%, compared to 60.4% for 2018. The 2019 effective tax rate differed from the federal statutory rate of 21.0% principally because of state taxes. The 2018 effective tax rate included establishing a beginning deferred tax liability as a result of the Company electing to be taxed as a corporation.

Quarterly Results of Operations

The following table sets forth certain financial information for each completed fiscal quarter since the quarter ended March 31, 2019. The quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The following tables set for our unaudited quarterly results for the periods indicated:

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
	(unaudited)
Interest income	$41,556	$41,374	$39,755	$44,637	$44,124	$40,379	$36,884	$36,143
Interest expense - portfolio related	21,442	22,347	21,189	22,848	22,689	21,827	20,324	19,062
Net interest income - portfolio related	20,114	19,027	18,566	21,789	21,435	18,552	16,560	17,081
Net interest margin - portfolio related	4.07%	3.77%	3.54%	4.18%	4.32%	4.06%	3.91%	4.20%
Interest expense - corporate debt	1,900	1,913	1,894	6,342	4,070	3,842	3,353	3,353
Net interest income	18,214	17,114	16,672	15,447	17,365	14,710	13,207	13,728
Net interest margin - total company	3.68%	3.39%	3.18%	2.97%	3.50%	3.22%	3.12%	3.38%
Provision for (reversal of) loan losses	406	1,573	1,800	1,290	242	338	212	348
Net interest income after provision for loan losses	17,808	15,541	14,872	14,157	17,123	14,372	12,995	13,380
Other operating income (expense)	4,691	1,349	(1,339)	1,620	833	(212)	308	1,721
Operating expenses	10,746	11,865	10,908	12,050	9,814	8,484	8,324	8,500
Income before income taxes	11,753	5,025	2,625	3,727	8,142	5,676	4,979	6,601
Income tax expense	2,177	1,544	484	1,148	2,960	1,796	1,444	1,906
Net income	$9,576	$3,481	$2,141	$2,579	$5,182	$3,880	$3,535	$4,695

Liquidity and Capital Resources

Sources and Uses of Liquidity

We fund our lending activities primarily through borrowings under our warehouse repurchase facilities, securitizations, other corporate-level debt, equity and debt securities, and net cash provided by operating activities to manage our business. We use cash to originate and acquire investor real estate loans, repay principal and interest on our borrowings, fund our operations and meet other general business needs.

Cash and Cash Equivalents

As of December 31, 2020, we had liquidity of approximately $14.5 million in cash and eligible collateral borrowings under our warehouse facilities. Cash comprised $13.3 million of our liquidity and eligible collateral borrowings under our warehouse facilities comprised $1.2 million of our liquidity. As of December 31, 2020, we had $76.5 million of uncommitted available capacity under our warehouse facilities.

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

During the year ended December 31, 2020, we used approximately $7.3 million of net cash and cash equivalents from operations, investing and financing activities. During the year ended December 31, 2019, we generated approximately $10.9 million of net cash and cash equivalents from operations, investing and financing activities.

Warehouse Facilities

As of December 31, 2020, we had two warehouse facilities to support our loan origination and acquisition activities. One agreement is a one-year warehouse repurchase facility and the other agreement is a three-year warehouse facility. Under both agreements, the borrowings are collateralized by pools of primarily performing loans, bearing interest at one-month LIBOR with a 0.75% LIBOR floor plus a margin that ranges from 2.75% to 3.50%. As of December 31, 2020, these two agreements had an aggregated maximum borrowing capacity of $150.0 million. Borrowings under these facilities as of December 31, 2020 were $73.5 million. We added a third $200 million committed, non-mark-to-market warehouse facility in January 2021.

As of December 31, 2019, we had three warehouse facilities to support our loan origination and acquisition activities. Two agreements were one-year warehouse repurchase facilities and the other agreement was a three-year warehouse facility. Under all three agreements, the borrowings were collateralized by pools of primarily performing loans, bearing interest at one-month LIBOR plus a margin that ranges from 2.75% to 3.50%. As of December 31, 2019, these three agreements had an aggregated maximum borrowing capacity of $500.0 million. Borrowings under these facilities as of December 31, 2019 were $419.7 million.

All warehouse facilities fund less than 100% of the principal balance of the mortgage loans we own requiring us to use working capital to fund the remaining portion. We may need to use additional working capital if loans become delinquent, because the amount permitted to be financed by the facilities may change based on the delinquency performance of the pledged collateral.

All borrower payments on loans financed under the warehouse facilities are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities, which then allows us to draw additional funds on a revolving basis under the facilities. The revolving warehouse facilities also contain customary covenants, including but not limited to financial covenants that require us to maintain a minimum net worth, a maximum debt-to-net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization to interest expense. If we fail to meet any of the covenants or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of December 31, 2020, we were in compliance with these covenants.

Securitizations

From May 2011 through December 2020, we have completed fifteen securitizations of $3.4 billion of investor real estate loans, issuing $3.1 billion in principal amount of securities to third parties through fifteen respective transactions. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as a secured borrowings under U.S. GAAP. Tables summarizing the investor real estate loans securitized, securities issued, securities retained by the Company at the time of the securitization, and as of December 31, 2020 and 2019, the stated maturity for each securitization, the outstanding bond balances, and the weighted average rate on the securities for the Trusts as of December 31, 2020 and 2019, are included in Item 15. Exhibits, Financial Statement Schedules. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 5%—30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

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

Cash Flows

The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities as of the periods indicated:

	Year Ended December 31,
($ in thousands)	2020	2019	2018
Cash provided by (used in):
Operating activities	$54,892	$(105,336)	$(72,485)
Investing activities	87,739	(305,934)	(270,196)
Financing activities	(149,890)	422,145	343,631
Net change in cash, cash equivalents, and restricted cash	$(7,259)	$10,875	$950

Operating Activities

Cash flows from operating activities primarily includes net income adjusted for (1) cash used for origination of held for sale loans and the related cash proceeds from the sales of such loans, (2) non-cash items including depreciation, provision for loan loss, discount accretion, and valuation changes, and (3) changes in the balances of operating assets and liabilities.

For the year ended December 31, 2020, our net cash provided by operating activities of $54.9 million consisted mainly of $96.1 million cash used to originate held for sale loans, offset by $79.6 million proceeds, net of repurchases, from sale of loans held for sale, $19.4 million in repayments on loans held for sale, and net income of $17.8 million.

For the year ended December 31, 2019, our net cash used in operating activities of $105.3 million consisted mainly of $336.9 million cash used to originate held for sale loans, offset by $179.6 million proceeds, net of repurchases, from sale of loans held for sale, $25.1 million in repayments on loans held for sale, and net income of $17.3 million.

For the year ended December 31, 2018, our net cash used in operating activities of $72.5 million consisted mainly $148.8 million cash used to originate held for sale loans, offset by $72.9 million proceeds, net of repurchases, from sale of loans held for sale, $3.5 million in repayments on loans held for sale, and net income of $7.6 million. Changes in operating assets and liabilities resulted in cash used of $18.9 million, mainly as a result of a $16.2 million increase in interest receivable due to portfolio growth.

Investing Activities

For the year ended December 31, 2020, our net cash provided by investing activities of $87.7 million consisted mainly of $343.6 million in cash used to originate held for investment loans, offset by $342.0 million in cash received in payments on held for investment loans and by $99.6 million of proceeds from sales of loans originally classified as held for investment. We used $8.7 million in cash for escrow and corporate advances on loans held in the portfolio. We also received cash of $7.5 million from the sale of REO.

For the year ended December 31, 2019, our net cash used in investing activities of $305.9 million consisted mainly of $682.9 million in cash used to originate held for investment loans, offset by $379.3 million in cash received in payments on held for investment loans. We used cash to purchase $9.3 million of loans for investment. We also received cash of $4.5 million from proceeds of the sale of REO.

For the year ended December 31, 2018, our net cash used in investing activities of $270.2 million consisted mainly of $595.7 million in cash used to originate held for investment loans, less $334.7 million in cash received in payments on held for investment loans. We also received cash of $6.2 million from proceeds of the sale of REO.

Financing Activities

For the year ended December 31, 2020, our net cash used in financing activities of $149.9 million consisted mainly of $420.2 million and $536.7 million in cash from borrowings from our warehouse repurchase facilities and securitizations issued, respectively. This cash generated was offset by payments we made of $766.7 million and $398.3 million on our warehouse repurchase facilities and securitizations issued, respectively. We received cash proceeds from the sale of our common stock in the IPO of $100.8 million, a portion of which we used to repay $75.0 million of principal on our corporate debt. We also received cash of $41.0 million in net proceeds from the issuance of preferred stocks. We used cash of $8.9 million for debt issuance costs.

For the year ended December 31, 2019, our net cash provided by financing activities of $422.1 million consisted mainly of $961.7 million and $608.1 million in cash from borrowings from our warehouse repurchase facilities and securitizations issued, respectively. This cash generated was partially offset by payments we made of $756.0 million and $371.4 million on our warehouse repurchase facilities and securitizations issued, respectively. The 2019 Term Loan generated $153.0 million of cash, of which $127.6 million was used to redeem the 2014 Secured Notes, and $27.7 million was used to repurchase the Class C preferred units as return of capital. We used cash of $17.9 million for debt issuance costs.

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

Beginning on November 28, 2024, each holder of Preferred Stock has the option to cause us to repurchase all or a portion of such holder’s shares of Preferred Stock, for an amount in cash equal to the liquidation preference. We also have an obligation to repurchase the Preferred Stock for cash at a price per share equal to the liquidation preference in the event of a change of control (as defined in the certificate of designation governing the Preferred Stock). The liquidation preference is equal to the greater of (i) $2,000 per share from April 5, 2020 through October 5, 2022, which amount increases ratably to $3,000 per share between October 6, 2022 and November 28, 2024 and to $3,000 per share from and after November 28, 2024 and (ii) the amount such Preferred Stock holder would have received if the Preferred Stock had converted into common stock immediately prior to a liquidation.

We may also force a conversion of the Preferred Stock into shares of our common stock following October 7, 2021 if our shares of common stock exceed a volume weighted average trading price of $7.70 for a specified period of time.

The Warrants are exercisable at the warrantholder’s option at any time and from time to time, in whole or in part, until April 5, 2025 at an exercise price of $2.96 per share of common stock with respect to 2,008,750 of the Warrants, and at an exercise price of $4.94 per share of common stock with respect to 1,004,374 of the Warrants.

Contractual Obligations and Commitments

In August 2019, we entered into a five-year $153.0 million corporate debt agreement. This 2019 Term Loan bore interest equal to one-month LIBOR plus 7.50% and was to mature in August 2024. A portion of the net proceeds from the 2019 Term Loan was used to redeem the 2014 Senior Secured Notes. Another portion of the net proceeds from 2019 Term Loan, together with cash on hand, was used to repurchase our outstanding Class C preferred units. As of December 31, 2020 and 2019, including paid-in-kind interest, the aggregate outstanding principal amount of the 2014 Senior Secured Notes was zero and $127.6 million, respectively. In January 2020, we paid down $75.0 million of the 2019 Term Loan with a portion of our IPO proceeds. As of December 31, 2020, the outstanding principal amount of the 2019 Term Loan was $78.0 million. On February 5, 2021, we entered into a five-year $175.0 million syndicated corporate debt agreement (“2021 Term Loan”). The 2021 Term Loan under this agreement bears interest at a rate equal to one-month LIBOR plus 8.00% with a 1.00% LIBOR floor, and matures on February 4, 2026. The 2021 Term Loan provided an initial $125.0 million of funds to us and contains a delayed draw feature allowing an additional draw of $50.0 million by February 5, 2022 provided we meet certain conditions. A portion of the net proceeds from the 2021 Term Loan was used to redeem all the outstanding 2019 Term Loan. The remaining portion of the net proceeds from the 2021 Term Loan will be used for loan originations and general corporate purposes.

Velocity Commercial Capital, LLC is the borrower of the 2021 Term Loan, which is secured by substantially all of the borrower’s non-warehoused assets, with a guarantee from Velocity Financial, Inc., formerly Velocity Financial LLC, that is secured by the equity interests of the borrower. The syndicated corporate debt agreement contains customary affirmative and negative covenants, including financial maintenance covenants and limitations on dividends by the borrower.

As of December 31, 2020, we maintained warehouse facilities to finance our investor real estate loans and had approximately $76.2 million in outstanding borrowings with $76.5 million of available capacity under our warehouse and repurchase facilities.

The following table illustrates our contractual obligations existing as of December 31, 2020:

	January 1, 2021 -	January 1, 2023 -
($ in thousands)	December 31, 2022	December 31, 2024	Thereafter	Total
Warehouse facilities	$76,202	$—	$—	$76,202	(1)
Notes payable (corporate debt)	1,560	76,440	—	78,000	(2)
Leases payments under noncancelable operating leases	3,184	2,460	55	5,699
Total	$80,946	$78,900	$55	$159,901

(1)	Amount represents gross warehouse borrowing. Balance of $75.9 million in the consolidated statement of financial condition as of December 31, 2020 is net of $0.3 million debt issuance costs.
(2)

In August 2019, we entered into a five-year $153.0 million corporate debt agreement and a portion of the proceeds of the 2019 Term Loans under this agreement were used to redeem the then outstanding corporate debt. The 2019 Term Loan mature in August 2024 and are subject to a 0.25% quarterly amortization beginning on the fifth full fiscal quarter after August 2019. In January 2020, we repaid $75.0 million of our existing corporate debt with a portion of the net proceeds from our IPO.

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

New Accounting Standards

In June 2016, the FASB issued ASU 2016-13 or ASC 326, Measurement of Credit Losses on Financial Instruments, which significantly changes the way entities recognize credit losses and impairment of financial assets recorded at amortized cost. Under the new current expected credit loss (“CECL”) model, the standard requires immediate recognition of estimated credit losses expected to occur over the remaining life of the asset. This standard also expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for loan and lease losses, and requires disclosure of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e., by vintage year). ASU 2016-13 is effective for interim and annual periods in fiscal years beginning after December 15, 2019, with earlier adoption permitted. Entities are required to use a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted (modified retrospective approach). We adopted the provision of ASC 326 using the modified retrospective method for all financial assets measured at amortized cost. Upon adoption, we recognized an after-tax effect reduction to retained earnings of $0.1 million.

ASU 2020-03, "Codification Improvements to Financial Instruments" ("ASU 2020-03"), revised a wide variety of topics in the Codification with the intent to make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications. ASU 2020-03 was effective immediately upon its release in March 2020 and the adoption of this standard had no material impact on our consolidated financial statements.

Effective January 1, 2020, the Company adopted the provisions of ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurements" which add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty. The adoption of this standard had no impact on our consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2020, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of

Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2020.

Remediation of Previously Reported Material Weaknesses

In reviewing the accounting for a certain transaction we completed in January 2018, as part of our 2018 election to be treated as a corporation for U.S. federal and state income tax purposes, our management identified a deficiency in the effectiveness of a control intended to properly document and review relevant facts and apply the appropriate tax accounting under U.S. GAAP, which impacted the beginning of year deferred tax asset and income tax benefit accounts and related disclosures. Management concluded that it had not implemented an effective control structure to prevent or detect the material misstatements in calculating the beginning of year deferred tax position.  In 2019, we implemented a plan to remediate this material weakness by contracting with a nationally recognized accounting firm to have experienced tax personnel supplement and train our current accounting team. As a result, additional internal controls over our income tax processes have been designed and implemented. During the fourth quarter of 2020 and early 2021, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, Management has concluded that the material weakness has been remediated as of December 31, 2020.

We cannot assure you that material weaknesses or significant deficiencies will not occur in the future and that we will be able to remediate such weaknesses or deficiencies in a timely manner, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows.

Attestation Report of Registered Public Accounting Firm

As a non-accelerated filer, we are not required to provide an attestation report of our registered public accounting firm with respect to our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than changes to resolve the material weakness described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to this item will be contained in our Proxy Statement for our 2021 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 11. Executive Compensation.

Information with respect to this item will be contained in our Proxy Statement for our 2021 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item will be contained in our Proxy Statement for our 2021 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item will be contained in our Proxy Statement for our 2021 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information with respect to this item will be contained in our Proxy Statement for our 2021 Annual Meeting of Shareholders, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

(3)	List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Conversion	8-K	001-39183	3.1	1/22/2020

3.2	Certificate of Incorporation of Velocity Financial, Inc.	8-K	001-39183	3.2	1/22/2020

3.3	Bylaws of Velocity Financial, Inc.	8-K	001-39183	3.3	1/22/2020

3.4	Certificate of Designation of Series A Convertible Preferred Stock of Velocity Financial, Inc.	8-K	001-39183	3.1	4/07/2020

4.1	Form of Stock Certificate for Common Stock	S-1	333-234250	4.1	10/18/2019

4.2	Form of Warrant to Purchase Common Stock	8-K	001-39183	4.1	4/07/2020

4.3	Description of the Registrant’s Securities	10-K	001-39183	4.3	4/07/2020

10.1	Stockholders Agreement dated as of January 16, 2020	10-K	001-39183	10.1	4/7/2020

10.2	Registration Rights Agreement dated as of January 16, 2020	10-K	001-39183	10.2	4/07/2020

10.3	Registration Rights Agreement dated as of April 7, 2020	8-K	333-234250	10.1	4/07/2020

10.4	Securities Purchase Agreement among Velocity Financial, Inc. and the Purchasers Party thereto dated April 5, 2020	8-K	001-39183	10.1	4/06/2020

10.5	Velocity Financial, Inc. 2020 Omnibus Incentive Plan*	8-K	001-39183	10.1	1/22/2020

10.6	Form of Nonqualified Stock Option Award Notice and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.6	1/6/2020

10.7	Form of Nonqualified Stock Option Award Notice and Agreement (Director Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.7	1/6/2020

10.8	Form of Nonqualified Stock Option Award Notice and Agreement (Executive Officer Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.8	1/6/2020

10.9	Form of Restricted Stock Unit Grant and Agreement (Director Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.9	1/6/2020

10.10	Form of Restricted Stock Unit Grant and Agreement (Standard Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.10	1/6/2020

10.11	Form of Restricted Stock Grant and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.11	1/6/2020

10.12	Credit Agreement among Velocity Financial, LLC, Velocity Commercial Capital, LLC and Owl Rock Capital Corporation, dated August 29, 2019	S-1	333-234250	10.35	10/18/2019

10.13	Amendment No. 1 to the Credit Agreement among Velocity Financial, LLC, Velocity Commercial Capital, LLC and Owl Rock Capital Corporation, dated as of October 15, 2019	S-1	333-234250	10.36	10/18/2019

10.14	Amendment No. 2 to the Credit Agreement among Velocity Financial, LLC, Velocity Commercial Capital, LLC and Owl Rock Capital Corporation, dated as of February 5, 2020	10-K	001-39183	10.39(b)	4/7/2020

10.15	Form of Officer and Director Indemnity Agreement	S-1/A	333-234250	10.37	11/6/2019

21.1	List of Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
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

December 31, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Velocity Financial, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Velocity Financial, Inc. (formerly known as Velocity Financial, LLC) and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, changes in stockholders’ / members’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the allowance for loan losses

As discussed in Notes 3 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments— Credit Losses (ASC Topic 326) as of January 1, 2020. The total allowance for loan losses (ALL) as of January 1, 2020 was $2.4 million, of which $1.5 million related to the allowance for loan losses for loans evaluated on a collective basis (the collective ALL) and $0.9 million related to the allowance for loan losses on loans individually evaluated (the individual ALL). As discussed in Note 6 to the consolidated financial statements, the Company’s total allowance for loan losses as of December 31, 2020 was $5.8 million, of which $3.2 million related to the collective ALL and $2.6 million related to the individual ALL. The collective ALL applies an open pool method by pooling loans with similar risk characteristics to estimate annual average loss rates over a historical experience period. The collective ALL model adjusts the annual average loss rates based upon macroeconomic forecasts considering multiple scenarios over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates are applied to the forecasted pool balance within each segment. The forecasted balances in the loan pool segments are calculated based on a principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments. The collective ALL model also considers whether adjustments to historical loss information are necessary for differences in current loan-specific risk characteristics including differences in underwriting standards, portfolio mix, delinquency levels, or term, as well as for changes in environmental conditions, such as unemployment rates, property values and changes in the competitive or regulatory environment. The allowance for an individually evaluated loan is the difference between the fair value of the collateral adjusted for estimated selling costs and the amortized cost basis to the extent the amortized costs basis exceeds the fair value adjusted for estimated selling costs.

We identified the assessment of the January 1, 2020 and December 31, 2020 ALL estimates as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the ALL estimates, including the evaluation of the sufficiency of audit evidence obtained. Specifically, the assessment encompassed evaluating the ALL methodology, including (i) the collective ALL open pool method and its key inputs and assumptions: loan segmentation, historical losses used to develop the annual average loss rates, prepayments, the macroeconomic forecasts and assumptions, the length of the reasonable and supportable forecast period, and the straight line reversion to historical loss rates, (ii) selection and weighting of the macroeconomic forecasts modeled results (iii) evaluating whether adjustments to the collective ALL model for differences in current loan-specific risk characteristics or for changes in environmental conditions are necessary, and (iv) an evaluation of the fair value of the collateral underlying the loans for the individual ALL.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the assessment of the ALL estimates, including controls over the:

•	development and approval of the ALL methodology
•	development of the collective ALL open pool method
•	determination of key inputs and assumptions used in the collective ALL open pool method
•	evaluation of whether adjustments to the collective ALL model for current loan-specific risk characteristics or for changes in environmental conditions are necessary
•	review of the Company’s ALL results, trends and ratios.

We evaluated the Company’s process to develop the ALL estimates by testing certain sources of data and assumptions that the Company used and considered the relevance and reliability of such data and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in the following:

•	evaluating the ALL methodology for compliance with U.S. generally accepted accounting principles
•

evaluating judgments made relative to the development of the collective ALL open pool method by comparing them to the relevant Company-specific metrics and trends and the applicable industry and regulatory practices

•	testing the conceptual soundness and performance testing of the collective ALL open pool method by inspecting the method documentation to determine whether the method is suitable for its intended use
•	determining whether the loan portfolio is segmented by similar risk characteristics by comparing to business environment and relevant industry practices
•

evaluating the length of the historical experience period, length of the reasonable and supportable forecast period, the prepayment assumption and period, and the straight line reversion by comparing to the specific portfolio risk characteristics and trends

•

evaluating the selection of the macroeconomic forecasts and assumptions over the reasonable and supportable period and the weighting of the macroeconomic forecasts modeled results by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices and assessing the macroeconomic forecast scenarios and assumptions through comparison to publicly available forecasts

•

evaluating whether adjustments to the historical loss rates for differences in current loan-specific risk characteristics or for changes in environmental conditions are necessary by comparing to relevant credit risk factors and assessing consistency with credit trends and identified limitations of the underlying quantitative model

•	testing the fair value of collateral used in determining the individual ALL for a selection of loans by comparing the amounts used by the Company with independent third-party market data.

We also assessed the sufficiency of the audit evidence obtained related to the Company’s January 1, 2020 ALL and December 31, 2020 ALL estimates by evaluating the:

-	cumulative results of the audit procedures
-	qualitative aspects of the Company’s accounting practices and
-	potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Los Angeles, California

March 16, 2021

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2020 and 2019

(In thousands)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$13,273	$21,465
Restricted cash	7,020	6,087
Loans held for sale, net	13,106	214,467
Loans held for investment, net	1,948,089	1,863,360
Loans held for investment, at fair value	1,539	2,960
Total loans, net	1,962,734	2,080,787
Accrued interest receivables	11,373	13,295
Receivables due from servicers	71,044	49,659
Other receivables	4,085	4,778
Real estate owned, net	15,767	13,068
Property and equipment, net	4,145	4,680
Deferred tax asset	6,654	8,280
Other assets	6,779	12,667
Total assets	$2,102,874	$2,214,766
LIABILITIES
Accounts payable and accrued expenses	$63,361	$56,146
Secured financing, net	74,982	145,599
Securitizations, net	1,579,019	1,438,629
Warehouse and repurchase facilities, net	75,923	421,548
Total liabilities	1,793,285	2,061,922
Commitments and contingencies
MEZZANINE EQUITY
Series A Convertible preferred stock (45,000 shares designated, $0.01 par value; 45,000 shares issued and outstanding)	90,000	—
STOCKHOLDERS' / MEMBERS' EQUITY
Preferred stock ($0.01 par value, 25,000,000 shares authorized; 45,000 issued and outstanding as reflected in Mezzanine Equity)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 20,087,494 shares issued and outstanding at December 31, 2020, none issued and outstanding at December 31, 2019)	201	—
Additional paid-in capital	204,190	—
Retained earnings	15,198	—
Members’ equity (at December 31, 2019)	—	152,844
Total stockholders' / members’ equity	219,589	152,844
Total liabilities, mezzanine equity and stockholders' / members’ equity	$2,102,874	$2,214,766

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2020, 2019 and 2018

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2020	2019	2018
Interest income	$167,322	$157,531	$124,722
Interest expense — portfolio related	87,826	83,903	62,597
Net interest income — portfolio related	79,496	73,628	62,125
Interest expense — corporate debt	12,049	14,618	13,322
Net interest income	67,447	59,010	48,803
Provision for loan losses	5,068	1,139	201
Net interest income after provision for loan losses	62,379	57,871	48,602

Other operating income
Gain on disposition of loans	7,576	4,410	1,200
Unrealized gain (loss) on fair value loans	442	(9)	241
Other (expense) income	(1,698)	(1,752)	1,366
Total other operating income	6,320	2,649	2,807

Operating expenses
Compensation and employee benefits	20,731	15,511	15,105
Rent and occupancy	1,743	1,531	1,320
Loan servicing	7,802	7,396	6,009
Professional fees	4,238	2,056	3,040
Real estate owned, net	2,656	2,647	1,373
Other operating expenses	8,400	5,981	5,313
Total operating expenses	45,570	35,122	32,160
Income before income taxes	23,129	25,398	19,249
Income tax expense	5,352	8,106	11,618
Net income	$17,777	$17,292	$7,631
Less deemed dividends on preferred stock	$48,955	NA	NA
Net loss allocated to common shareholders	$(31,178)	NA	NA
Loss per common share
Basic	$(1.55)	NA	NA
Diluted	$(1.55)	NA	NA
Weighted average common shares outstanding
Basic	20,087	NA	NA
Diluted	20,087	NA	NA

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS’ EQUITY

For the years ended December 31, 2020, 2019 and 2018

(In thousands)

		Common Stock
	Members’ Equity	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance – December 31, 2017	$130,943	—	$—	$—	$—	$130,943
Liquidation preference return, Class C	(1,774)	—	—	—	—	(1,774)
Net income	7,631	—	—	—	—	7,631
Balance – December 31, 2018	$136,800	—	—	—	—	136,800
Liquidation preference return, Class C	(1,248)	—	—	—	—	(1,248)
Net income	17,292	—	—	—	—	17,292
Balance – December 31, 2019	$152,844	—	—	—	—	152,844
Cumulative effect of change in accounting principle (1)	—	—	—	—	(96)	(96)
Class A equity units conversion	(92,650)	—	—	—	—	(92,650)
Class D equity units conversion	(60,194)	—	—	—	—	(60,194)
Issuance of common stock	—	20,087,494	201	247,539	—	247,740
Deemed dividends-convertible preferred stock	—	—	—	(46,472)	(2,483)	(48,955)
Issuance of warrants	—	—	—	2,158	—	2,158
Stock-based compensation	—	—	—	965	—	965
Net income	—	—	—	—	17,777	17,777
Balance – December 31, 2020	$—	20,087,494	$201	$204,190	$15,198	$219,589

(1) Impact due to adoption of ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", and related amendments on January 1, 2020.

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2020, 2019 and 2018

(In thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$17,777	$17,292	$7,631
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,219	1,414	1,434
Amortization of right-of-use assets	1,227	1,054	—
Provision for loan losses	5,068	1,139	201
Provision for held for sale loan losses	63	8	—
Origination of loans held for sale	(96,064)	(336,876)	(148,825)
Proceeds from sales of loans held for sale	80,858	192,523	76,819
Purchase of held for sale loans	(1,232)	(12,919)	(3,926)
Repayments on loans held for sale	19,415	25,137	3,541
Net accretion of discount on purchased loans and deferred loan origination costs	4,587	4,904	3,519
Provision for uncollectible borrower advances	871	112	56
Gain on disposition of loans	(6,911)	(4,119)	(709)
Real estate acquired through foreclosure in excess of recorded investment	(665)	(291)	(491)
Amortization of debt issuance discount and costs	16,156	10,442	7,360
Loss on disposal of property and equipment	42	322	100
Change in valuation of real estate owned	1,734	1,631	888
Change in valuation of fair value loans	(442)	9	(241)
Change in valuation of held for sale loans	(328)	224	174
Gain on sale of real estate owned	(644)	(207)	(640)
Stock-based compensation	965	—	—
Deferred tax expense (benefit)	1,667	(7,763)	(517)
(Increase) decrease in operating assets and liabilities:
Accrued interest and other receivables	(5,603)	(14,452)	(16,248)
Other assets	4,074	(3,234)	(3,045)
Accounts payable and accrued expenses	11,058	18,314	434
Net cash provided by (used in) operating activities	54,892	(105,336)	(72,485)
Cash flows from investing activities:
Purchase of loans held for investment	(3,571)	(9,276)	(16,868)
Origination of loans held for investment	(343,607)	(682,878)	(595,746)
Proceeds from sales of loans originally classified as held for investment	99,601	—	—
Payoffs of loans held for investment and loans at fair value	341,971	379,286	334,679
Proceeds from sale of real estate owned	7,469	4,497	6,185
Proceeds from insurance related to real estate owned	—	961	—
Capitalized real estate owned improvements	(846)	(1,122)	(398)
Change in advances	(8,709)	(1,549)	(1,080)
Change in impounds and deposits	(3,843)	5,029	4,335
Purchase of property and equipment	(726)	(882)	(1,303)
Net cash provided by (used in) investing activities	87,739	(305,934)	(270,196)
Cash flows from financing activities:
Warehouse repurchase facilities advances	420,196	961,658	658,536
Warehouse repurchase facilities repayments	(766,679)	(755,997)	(527,883)
Proceeds from secured financing	—	153,000	—
Repayment of secured financing	(75,000)	(127,594)	—
Proceeds of securitizations, net	536,687	608,121	535,506
Repayment of securitizations	(398,324)	(371,447)	(314,682)
Debt issuance costs	(8,869)	(17,882)	(7,846)
Repurchase of Class C preferred units	—	(27,714)	—
Net proceeds from issuance of preferred stock	41,044	—	—
Proceeds from issuance of warrants	2,158	—	—
Issuance of common stock	100,800	—	—
IPO deal costs	(1,903)	—	—
Net cash (used in) provided by financing activities	(149,890)	422,145	343,631
Net (decrease) increase in cash, cash equivalents, and restricted cash	(7,259)	10,875	950
Cash, cash equivalents, and restricted cash at beginning of year	27,552	16,677	15,727
Cash, cash equivalents, and restricted cash at end of year	$20,293	$27,552	$16,677

	For the Year Ended December 31,
	2020	2019	2018
Supplemental cash flow information:
Cash paid during the year for interest	$85,407	$86,448	$66,457
Cash paid during the year for income taxes	965	15,416	13,217
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to loans held for sale	(110,678)	—	—
Transfer of loans held for investment to real estate owned	9,747	11,369	7,389
Capitalized interest on loans held for investment	7,814	—	—
Transfer of loans held for sale to held for investment	213,609	—	—
Return paid-in-kind on Class C preferred units	—	1,248	1,774
Return paid-in-kind on Class D preferred units	—	14,035	—
Deferred IPO costs charged against additional paid-in capital	(4,000)	—	—
Discount (premium) on issuance of securitizations	—	37	(1,222)

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

Partnership to Corporation Conversion

On January 16, 2020, Velocity Financial, LLC converted from a limited liability company to a corporation and changed its name to Velocity Financial, Inc. The Conversion was accounted for in accordance with ASC 805-50 –Business Combinations, as a transaction between entities under common control. All assets and liabilities of Velocity Financial, LLC were contributed to Velocity Financial, Inc. at their carrying value, and the results of operations are being presented as if the Conversion had occurred on January 1, 2020. Additionally, Class A and Class D’s partnership equity at December 31, 2019 were converted to stockholders’ equity and presented as such on the Consolidated Statements of Financial Condition and the Consolidated Statement of Changes in Stockholders’ Equity effective January 1, 2020.

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

The following table presents a summary of the assets and liabilities of the Trusts as of December 31, 2020 and 2019. Intercompany balances have been eliminated for purposes of this presentation (in thousands):

	December 31,
	2020	2019
Restricted cash	$6,743	$—
Loans held for investment, net	1,874,991	1,571,100
Accrued interest and other receivables	82,342	56,675
Real estate owned, net	9,698	6,091
Other assets	12	11
Total assets	$1,973,786	$1,633,877
Accounts payable and accrued expenses	$43,795	$21,265
Securities issued	1,579,019	1,438,630
Total liabilities	$1,622,814	$1,459,895

The consolidated financial statements as of December 31, 2020 and 2019 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs, and do not include any assets, liabilities, revenues, and expenses attributable to limited liability members’ individual activities. The liability of each member in an LLC was limited to the amounts reflected in their respective member accounts.

Restricted Cash

Restricted cash consisted of the required specified reserve by the 2011-1 Trust agreement to pay the notes on each payment date if collections on mortgage loans are insufficient to make payments on the notes, and cash held by the Company for potential future advances due certain borrowers. In July 2019, the Company collapsed the 2011-1 Trust and released the restriction on the related reserve. In June and July 2020, the Company issued Trust agreements 2020-2 and 2020-MC1, both of which require specific cash reserves to pay the notes on each payment date if collections on mortgage loans are insufficient to make payments on the notes. Other restricted cash represents cash held by the Company for potential future advances due to certain borrowers.

Loans Held for Investment and Loans Held for Sale

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

The deferred loans under the Company’s forbearance program are considered current at the time of deferral, and the Company continues to accrue interest on these loans. Deferred loans that subsequently went 90 days past due after the deferral date were placed on nonaccrual status with any accrued interest income reversed through earnings. The Company evaluates the COVID-19 forbearance-granted loans on an individual basis to determine if a reserve should be established on the collectability of the accrued interest and whether any loans should be placed on nonaccrual status.

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

Interest income on loans held for sale is recognized over the life of the loans using their contractual interest rates. Income recognition is suspended, and the unpaid interest receivable is reversed against interest income when loans become 90 days delinquent, or when, in management’s opinion, a full recovery of interest and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current.

Purchased Credit Impaired Loans

Prior to July 2019, purchased credit impaired (PCI) loans were accounted for in accordance with ASC Subtopic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (formerly, SOP 03-3). A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that the company will be unable to collect all contractually required payments. As the unpaid principal balance of the Company’s PCI loan portfolio represented approximately 0.7% of total loans as of March 31, 2019, beginning July 2019 the PCI loans were accounted for as Non-PCI loans.

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

Allowance for Loan and Lease Losses

Prior to January 1, 2020, the allowance for loan and lease losses (ALLL) on loans held for investment was maintained at a level deemed adequate by management to provide for probable and inherent losses in the portfolio at the balance sheet date. The ALLL had a general reserve component for loans with no credit impairment and a specific reserve component for loans determined to be impaired. The allowance methodology for the general reserve component included both quantitative and qualitative loss factors which were applied to the population of unimpaired loans to estimate the general reserves. The quantitative loss factors included loan type, age of the loan, borrower FICO score, past loan loss experience, historical default rates, and delinquencies. The qualitative loss factors considered, among other things, the loan portfolio composition and risk, current economic conditions that may affect the borrower’s ability to pay, and the underlying collateral value. The provision for loan losses and recoveries of previously recognized charge-offs were added to the ALLL, while charge-offs on loans were recorded as a reduction to ALLL.

Loans were considered impaired when, based on current information and events, it was probable that the Company would be unable to collect the scheduled payments of principal and interest according to the contractual terms of the loan agreements. Impaired loans included loans on nonaccrual status and performing troubled debt restructured loans. Income from impaired loans was recognized on an accrual basis unless the loan is on nonaccrual status. Income from loans on nonaccrual status was recognized to the extent cash is received and when the loan’s principal balance is deemed collectible. Loans that experience insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment was measured on a loan-by-loan basis by comparing the fair value of the underlying collateral, net of estimated selling costs (net realizable value) against the recorded investment of the loan. The net realizable values of the underlying collateral are estimated by management using third-party broker price opinions or appraisals obtained when loans are deemed impaired. To the extent the recorded investment of the loan exceeded the estimated fair value, a specific reserve or charge-off was recorded depending upon either the certainty of the estimate of loss or the fair value of the loan’s collateral.

Effective January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments replacing the incurred loss accounting approach with the current expected credit loss approach for all financial assets measured at amortized cost, which as of the adoption date consisted entirely of our held for investment loan portfolio. Under the CECL methodology, the allowance for credit losses is measured using two components. A component that measures expected credit losses on a collective (pool) basis when similar risk characteristics exist and a component that measures expected credit losses on an individual loan basis. For the collective pool component, the Company identified the following portfolio segments based on risk characteristics of the loans in its loan portfolio (pool):

•	Residential 1– 4 Unit – Purchase (loans to purchase 1– 4 unit residential rental properties);
•	Residential 1– 4 Unit – Refinance (refinance loans on 1– 4 unit residential rental properties);
•	Commercial – Purchase (loans to purchase traditional commercial properties);
•	Commercial – Refinance (refinance loans on traditional commercial properties);
•	Quick Fix 1– 4 Unit – Purchase (short-term loans to purchase 1– 4 unit residential rental properties); and
•	Quick Fix 1– 4 Unit – Refinance (short-term refinance loans on 1– 4 unit residential rental properties).

The Company determines the collectability of its loans in the collective pools by evaluating certain risk characteristics. The segmentation of its loan portfolio was determined based on analyses of its loan portfolio performance over the past seven years. Based on analyses of the loan portfolio’s historical performance, the Company concluded that loan purpose and product types are the most significant risk factors in determining its expectation of future loan losses. Loan purpose considers whether a borrower is acquiring the property or refinancing an existing property. The historical experience shows that refinance loans have higher loss rates than loans for property acquisitions. Product type includes residential 1-4 unit property and traditional commercial property. The historical experience shows that traditional commercial property loans have higher loss rates than residential 1-4 unit property. Quick Fix loans have a maturity of one to 2 years from origination. Non-Quick Fix loans have a maturity of up to 30 years from origination.

The Company estimates the allowance for loan losses using relevant available information, from internal and external sources, relating to historical performance, current conditions, and reasonable and supportable macroeconomic forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are considered for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels, or term, as well as for changes in environmental conditions, such as unemployment rates, property values and changes in the competitive or regulatory environment.

The Company uses an open pool loss rate methodology to model expected credit losses. To determine the loss rates for the open pool method, the Company starts with its historical database of losses, segmenting the loans by loan purpose, product type and repayment period. A third-party model applying the open pool method is used to estimate an annual average loss rates by dividing the respective pool's quarterly historical losses by the pool's respective prior quarter’s ending unamortized loan cost balance and deriving an annual average loss rate from the historical quarterly loss rates. The model then adjusts the annual average loss rates based upon macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates are applied to the forecasted pool balance within each segment. The forecasted balances in the loan pool segments are calculated based on a principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments. Estimated prepayments, or Constant Prepayment Rates ("CPRs") are developed from multiple loan characteristic considerations, such as property types, FICO scores, loan purpose, and prepayment penalty terms, which is the most significant driver of prepayment activity. The prepayment penalty terms differ between the short-term and long-term loans, and the Company has developed a CPR curve for its short-term loans (2-year or less) and one for its long-term loans (30-year). Data from 2012-2020 is used to develop prepayment rates for the Company’s long-term loans. Because of the prepayment penalty structure in the Company’s long-term loans, prepayments during the active penalty term are historically low and begin to ramp up after the prepayment penalty term. The active prepayment penalty term is considered for existing and new loans over the reasonable and supportable forecast period in determining estimated prepayments. The Company back-tests the CPR curves on a quarterly basis and adjusts the CPR curves as appropriate. The reasonable and supportable period is meant to represent the period in which the Company believes the forecasted macroeconomic variables can be reasonably estimated. Significant variables or assumptions incorporated in the macroeconomic forecasts include U.S. unemployment, treasury yields, U.S. real gross domestic product (GDP), and U.S. real estate housing prices. The Company considers multiple scenarios from different macroeconomic forecasts and uses different forecast and revision periods for estimating lifetime expected credit losses.

For the December 31, 2020 CECL estimate, the Company considered a COVID-19 adverse stress scenario and a COVID-19 severe stress scenario, both with a five-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period. Management decided that using only the adverse stress scenario did not factor for recent additional COVID-related risks such as the post-holiday spike in infections and deaths, unknown impact of a recent mutant virus, success of the vaccine, and impact of recent Presidential executive orders. Management concluded that applying a 50% weight to the adverse and severe stress scenarios was appropriate given the status of the pandemic at year-end. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

The Company has determined that once a loan becomes nonperforming (90 or more days past due), it no longer shares the same risk characteristics of the other loans within its segment of homogeneous loans (pool). The Company pulls these loans out of the segments and evaluates the loans individually using the practical expedient to determine the credit exposure. Nonperforming loans are considered collateral dependent by the Company. Using the practical expedient, the fair value of the underlying collateral, less estimated selling costs, is compared to the carrying value of the loan in the determination of a credit loss. The allowance for credit losses for individually assessed or evaluated loans is the difference between the fair value of the collateral underlying the loans at the reporting date, adjusted for estimated selling costs, and the amortized cost basis.

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

The Company has made the accounting policy election not to measure an allowance for credit losses for accrued interest receivables. When a loan is placed on nonaccrual status, the accrued and unpaid interest is reversed as a reduction of interest income and accrued interest receivable. Accrued interest receivable is excluded from the amortized cost of loans and it is presented as accrued interest receivable in the Consolidated Statements of Financial Condition.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is measured based on the enacted tax rates expected to apply to taxable income in the years in which the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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
The Company determines whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the positions in question. Income tax positions that meet the more likely than not recognition threshold are measured to determine the amount of benefit to recognize. An income tax position is measured at the largest amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

Compensation expense for stock-based awards is based on the fair value of the award at the date of grant. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model. The fair value of restricted stock is determined based on the Company’s current market price on the date of grant. Compensation expense is recognized in the consolidated financial statements on a straight-line basis over the requisite service period, which is generally defined as the vesting period. The Company recognizes forfeitures as they occur and the income tax effects of awards are recognized in the statement of operations when awards vest or are settled.

Earnings per Share

Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of common stock awards.

Note 3 — Current Accounting Developments

Accounting Standards Adopted in 2020

Effective January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments for all financial assets measured at amortized cost, which as of the adoption date consisted of the Company’s held for investment loan portfolio, excluding loans held for investment measured at fair value.

The Company adopted ASU 2016-13, or ASC 326 using the modified-retrospective transition approach. Upon adoption, the Company recognized a cumulative effect adjustment to decrease retained earnings by $96,000, net of taxes. Results for reporting periods after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

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

ASU 2020-03, "Codification Improvements to Financial Instruments" ("ASU 2020-03"), revised a wide variety of topics in the Codification with the intent to make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications. ASU 2020-03 was effective immediately upon its release in March 2020 and the adoption of this standard had no material impact on the Company’s consolidated financial statements.

Effective January 1, 2020, the Company adopted the provisions of ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurements" which add disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty. The adoption of this standard had no impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” ASU 2019-12 provides guidance to simplify the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 will be effective for the Company on January 1, 2021. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs.” ASU 2020-08 clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. The Company adopted this standard on January 1, 2021 and it did not have a material impact on the Company’s consolidated financial statements.

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

In response to the COVID-19 pandemic, the Company implemented a voluntary COVID-19 forbearance program from April through June allowing customers to primarily defer payments for up to 90 days. Deferrals under the CARES Act or interagency guidance are not considered troubled debt restructurings. Interest on loans in the COVID-19 forbearance program that were less than 90 days past due at forbearance grant date or contractually became 90 days past due during the forbearance period continued to accrue through the forbearance period. If any of these loans subsequently became nonperforming after the forbearance period, they were placed on nonaccrual and the previous accrued interest reversed.

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for certain Trusts and potential future advances due certain borrowers. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated statement of financial condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of December 31, 2020, 2019, and 2018.

	December 31,
	2020	2019	2018
Cash and cash equivalents	$13,273	$21,465	$15,008
Restricted cash	7,020	6,087	1,669
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$20,293	$27,552	$16,677

Note 5 — Loans Held for Sale, Net

The following table summarizes loans held for sale as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Unpaid principal balance	$12,929	$216,054
Valuation adjustments	(17)	(396)
Deferred loan origination costs	194	(1,191)
Ending balance	$13,106	$214,467

The UPB loans held for sale of $216.1 million as of December 31, 2019 were originated and intended for sale. In July 2020, the loans held for sale portfolio with unpaid principal balance of $214.4 million was transferred to the held for investment loan portfolio when the Company changed its intent to hold these loans for investment as collateral for the 2020-MC1 Trust. The related valuation allowance of $1.3 million on these loans was reversed through earnings and included in “Other income” in the consolidated statements of income. Loans held for sale of $13.1 million as of December 31, 2020 were originated with the intent and ability to hold for the foreseeable future (loans held for investment) but were subsequently designated as being held for sale. Loans held for sale are recorded at the lower of cost or fair value.

Note 6 — Loans Held for Investment and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020
	Loans held for	Loans held for	Total loans
	investment,	investment, at	held for
	net	fair value	investment
Unpaid principal balance	$1,930,334	$1,541	$1,931,875
Valuation adjustments on FVO loans	—	(2)	(2)
Deferred loan origination costs	23,600	—	23,600
	1,953,934	1,539	1,955,473
Allowance for loan losses	(5,845)	—	(5,845)
Total loans held for investment, net	$1,948,089	$1,539	$1,949,628

	December 31, 2019
	Loans held for	Loans held for	Total loans
	investment,	investment, at	held for
	net	fair value	investment
Unpaid principal balance	$1,839,886	$3,404	$1,843,290
Discount on acquired loans	—	—	—
Valuation adjustments on FVO loans	—	(444)	(444)
Deferred loan origination costs	25,714	—	25,714
	1,865,600	2,960	1,868,560
Allowance for loan losses	(2,240)	—	(2,240)
Total loans held for investment, net	$1,863,360	$2,960	$1,866,320

During the year ended December 31, 2020, $438.2 million in UPB of loans held for investment have participated in the COVID-19 forbearance program and the Company granted a 90-days forbearance period on these loans. The following table summarizes the UPB and amortized cost basis of the loans in the Company's COVID-19 forbearance program as of December 31, 2020 ($ in thousands):

	December 31, 2020
	UPB	%	Amortized Cost	%
Beginning balance	$—		$—
Additions	438,152		443,479
Repayments	(46,079)		(46,561)
Ending balance	$392,073		$396,918

Performing/Accruing	$327,708	83.6%	$330,495	83.3%

Nonperforming/Nonaccrual	$64,365	16.4%	$66,423	16.7%

Approximately $400.3 million in UPB or 91.4% of the $438.2 million loans granted a COVID-19 forbearance were subsequently modified and brought current and the related accrued interest of approximately $7.8 million was added to the principal balances of loans to be repaid by the borrowers upon the earlier of loan payoff or loan maturity. The Company continued to accrue interest on the remining $37.9 million loans granted a COVID-19 forbearance during the forbearance period. Loans subsequently became nonperforming after the forbearance period were placed on nonaccrual and the previous accrued interest reversed. Approximately 83.6% of the COVID forbearance loans in UPB was performing, and 16.4% was on nonaccrual status as of December 31, 2020.

As of December 31, 2020 and 2019, the gross unpaid principal balance of loans held for investment pledged as collateral for the Company’s warehouse facility agreements, and securitizations issued were as follows (in thousands):

	December 31,
	2020	2019
The 2013 repurchase agreement	$91,074	$108,504
The 2015 repurchase agreement	—	175,689
The Bank credit agreement	—	3,331
Total pledged loans	$91,074	$287,524

2014-1 Trust	22,228	29,559
2015-1 Trust	48,179	64,876
2016-1 Trust	71,271	97,727
2016-2 Trust	47,282	68,961
2017-1 Trust	81,376	116,670
2017-2 Trust	137,970	173,390
2018-1 Trust	112,042	141,567
2018-2 Trust	224,195	260,278
2019-1 Trust	203,144	229,151
2019-2 Trust	175,560	210,312
2019-3 Trust	135,527	157,119
2020-1 Trust	241,664	—
2020-2 Trust	123,646	—
2020-MC1 Trust	228,470	—
Total	$1,852,554	$1,549,610
(a)	Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment that were nonperforming and on nonaccrual status as of December 31, 2020 and 2019. The December 31, 2020 table also presents the amortized cost basis of accruing loans that were 90 days or more past due as of December 31, 2020. These loans were granted a forbearance under the Company’s COVID-19 payment forbearance programs. There were no loans accruing interest that were 90 days or more past due as of December 31, 2019.

	December 31, 2020
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual/ Impaired Loans	Loans 90+ DPD Still Accruing COVID-19 Program
	($ in thousands)
Commercial - Purchase	$22,166	$20,955	$1,211	$153	0.7%	$—
Commercial - Refinance	101,117	96,804	4,313	519	2.3	1,747
Residential 1-4 Unit - Purchase	26,373	25,839	534	128	0.6	—
Residential 1-4 Unit - Refinance	120,152	113,206	6,946	465	2.1	109
Quick Fix 1-4 Unit - Purchase	6,585	3,808	2,777	525	2.4	—
Quick Fix 1-4 Unit - Refinance	59,843	53,616	6,227	878	4.0	123
Total	$336,236	$314,228	$22,008	$2,668	12.1%	$1,979

Troubled Debt Restructuring included in nonaccrual loans:	$173	$—	$—	$—	—	$—

December 31, 2019
($ in thousands)
Nonaccrual loans:
Recorded investment	$125,819
Percentage of the originated loans held for investment	6.7%
Impaired loans:
Unpaid principal balance	$124,050
Recorded investment	125,998
Recorded investment of impaired loans requiring a specific allowance	12,286
Specific allowance	913
Specific allowance as a percentage of recorded investment of impaired loans requiring a specific allowance	7.4%
Recorded investment of impaired loans not requiring a specific allowance	$113,712
Percentage of recorded investment of impaired loans not requiring a specific allowance	90.2%
TDRs included in impaired loans:
Recorded investment of TDRs	$179
Recorded investment of TDRs with a specific allowance	179
Specific allowance	25
Recorded investment of TDRs without a specific allowance	—

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

The Company continues to evaluate the COVID-19 forbearance-granted loans on an individual basis to determine if a reserve should be established on the collectability of the accrued interest and whether any loans should be placed on nonaccrual status at a future date.

The following table presents the amortized cost basis in the loans held for investment as of December 31, 2020 and 2019, and the amount of accrued interest receivables written off by reversing interest income by portfolio segment for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020		2019
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$300,903	$(827)	$286,949	$(306)
Commercial - Refinance	685,097	(3,798)	707,871	(1,416)
Residential 1-4 Unit - Purchase	224,593	(887)	252,395	(321)
Residential 1-4 Unit - Refinance	566,925	(4,186)	618,370	(1,452)
Quick Fix 1-4 Unit - Purchase	43,325	(160)	—	—
Quick Fix 1-4 Unit - Refinance	133,091	(1,039)	—	—
Total	$1,953,934	$(10,897)	$1,865,585	$(3,495)

For the years ended December 31, 2020 and 2019, cash basis interest income recognized on nonaccrual loans was $17.5 million and $12.7 million, respectively. There was $54.0 thousand of accrued interest income recognized on COVID-19 forbearance granted nonaccrual loans. The average recorded investment of individually evaluated loans, computed using month-end balances, was $250.0 million and $111.2 million for year ended December 31, 2020 and 2019, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified as of December 31, 2020 and 2019.

(b)	Allowance for Loan Losses

The allowance for loan losses as of December 31, 2020 increased to $5.8 million from $2.4 million as of January 1, 2020 including the impact from the adoption of ASC 326, primarily due to the impact of COVID 19 on economic conditions and forecasts. The following tables present the activity in the allowance for loan losses for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020							2019
			Residential	Residential	Quick Fix	Quick Fix
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$304	$1,016	$148	$772	$—	$—	$2,240	$1,680
Impact of adopting ASC 326	19	62	9	47	—	—	137	—
Balance - January 1, 2020	$323	$1,078	$157	$819	$—	$—	$2,377	1,680
Provision for loan losses (1)	129	1,233	349	440	645	2,272	$5,068	1,139
Charge-offs	(79)	(218)	(173)	(43)	(50)	(1,037)	$(1,600)	(579)
Ending balance	$373	$2,093	$333	$1,216	$595	$1,235	$5,845	$2,240

Allowance related to:
Loans individually evaluated	$153	$519	$128	$465	$525	$878	$2,668	$913
Loans collectively evaluated	220	1,574	205	751	69	357	$3,176	1,327
Amortized cost related to:
Loans individually evaluated	$22,166	$101,117	$26,373	$120,152	$6,585	$59,843	$336,236	$125,998
Loans collectively evaluated	278,738	583,981	198,220	446,773	36,738	73,248	$1,617,698	1,739,587
(1)

The provision for loans losses would have been approximately $3.9 million for the year ended December 31, 2020, excluding the $1.2 million impact from the loans held for sale transferred to loans held for investment. The additional $1.2 million provision was mainly offset by the reversal of the $1.3 million valuation allowance on the held for sale loans, which was recorded to “Other Income” in the consolidated statements of income.

(c)	Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-off rate in relation to its nonperforming loans as its credit quality indicator. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. The charged-offs over the average nonperforming loans were 0.65% and 0.56% for the years ended December 31, 2020 and 2019, respectively. The recovery rate on nonperforming assets were 103.1% and 102.4% for the years ended December 31, 2020 and 2019, respectively.

Other credit quality indicators include aging status and accrual status. The following table presents the aging status of the amortized cost basis in the loans held for investment portfolio, which includes $396.9 million loans in the Company’s COVID-19 forbearance program as of December 31, 2020, and as of December 31, 2019 (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2020	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$961	$1,307	$19,898	$22,166	$—	$22,166
Commercial - Refinance	2,118	7,532	91,467	101,117	—	101,117
Residential 1-4 Unit - Purchase	192	2,915	23,266	26,373	—	26,373
Residential 1-4 Unit - Refinance	1,440	3,010	115,702	120,152	—	120,152
Investor 1-4 - Purchase	—	—	6,585	6,585	—	6,585
Investor 1-4 - Refinance	964	760	58,119	59,843	—	59,843
Total loans individually evaluated	$5,675	$15,524	$315,037	$336,236	$—	$336,236
Loans collectively evaluated
Commercial - Purchase	$8,000	$7,081	$—	$15,081	$263,657	$278,738
Commercial - Refinance	33,725	13,224	1,747	48,696	535,285	583,981
Residential 1-4 Unit - Purchase	5,030	1,261	—	6,291	191,928	198,219
Residential 1-4 Unit - Refinance	33,144	14,567	109	47,820	398,953	446,773
Quick Fix 1-4 Unit - Purchase	1,972	21,780	—	23,752	12,987	36,739
Quick Fix 1-4 Unit - Refinance	8,406	5,383	123	13,912	59,336	73,248
Total loans collectively evaluated	$90,277	$63,296	$1,979	$155,552	$1,462,146	$1,617,698
Ending balance	$95,952	$78,820	$317,016	$491,788	$1,462,146	$1,953,934

December 31, 2019:
Impaired loans	$6,195	$7,696	$111,928	$125,819	$179	$125,998
Nonimpaired loans	119,465	41,138	—	160,603	1,578,984	1,739,587
Ending balance	$125,660	$48,834	$111,928	$286,422	$1,579,163	$1,865,585

(1)	Includes loans in bankruptcy and foreclosure less than 90 days past due.

The following table presents the aging of the amortized cost basis of loans held for investment in the Company's COVID-19 forbearance program as of December 31, 2020 (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2020	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$—	$556	$7,364	$7,920	$—	$7,920
Commercial - Refinance	—	—	21,060	21,060	—	21,060
Residential 1-4 Unit - Purchase	—	183	4,092	4,275	—	4,275
Residential 1-4 Unit - Refinance	—	—	24,806	24,806	—	24,806
Quick Fix 1-4 Unit - Purchase	—	—	2,881	2,881	—	2,881
Quick Fix 1-4 Unit - Refinance	—	—	4,240	4,240	—	4,240
Total loans individually evaluated	$—	$739	$64,443	$65,182	$—	$65,182
Loans collectively evaluated
Commercial - Purchase	$1,352	$2,531	$—	$3,883	$39,573	$43,456
Commercial - Refinance	13,285	4,349	1,747	19,381	107,089	126,470
Residential 1-4 Unit - Purchase	1,827	572	—	2,399	22,826	25,225
Residential 1-4 Unit - Refinance	11,866	2,939	109	14,914	73,822	88,736
Quick Fix 1-4 Unit - Purchase	791	21,262	—	22,053	2,144	24,197
Quick Fix 1-4 Unit - Refinance	3,375	3,064	123	6,562	17,090	23,652
Total loans collectively evaluated	$32,496	$34,717	$1,979	$69,192	$262,544	$331,736
Ending balance	$32,496	$35,456	$66,422	$134,374	$262,544	$396,918	(2)
(1)	Includes loans in bankruptcy and foreclosure less than 90 days past due. Also includes accruing loans 90+ day past due.
(2)	Net of $46.6 million (amortized cost basis) payoffs from the Company’s COVID-19 forbearance loans.

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following table presents the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year.

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2020:	2020	2019	2018	2017	2016	Pre-2016	Total
Commercial - Purchase
Payment performance
Performing	$56,446	$99,534	$64,706	$34,862	$9,500	$13,690	$278,738
Nonperforming	1,046	4,666	5,799	7,182	1,539	1,934	22,166
Total Commercial - Purchase	$57,492	$104,200	$70,505	$42,044	$11,039	$15,624	$300,904

Commercial - Refinance
Payment performance
Performing	$75,376	$176,854	$157,499	$87,476	$34,858	$51,918	$583,981
Nonperforming	4,929	26,776	32,955	18,980	10,392	7,085	101,117
Total Commercial - Refinance	$80,305	$203,630	$190,454	$106,456	$45,250	$59,003	$685,098

Residential 1-4 Unit - Purchase
Payment performance
Performing	$26,215	$69,775	$42,537	$25,874	$7,056	$26,762	$198,219
Nonperforming	1,611	5,973	8,949	5,059	1,348	3,433	26,373
Total Residential 1-4 Unit - Purchase	$27,826	$75,748	$51,486	$30,933	$8,404	$30,195	$224,592

Residential 1-4 Unit - Refinance
Payment performance
Performing	$57,945	$168,912	$96,568	$61,033	$22,949	$39,366	$446,773
Nonperforming	3,934	42,159	37,451	17,942	7,653	11,013	120,152
Total Residential 1-4 Unit - Refinance	$61,879	$211,071	$134,019	$78,975	$30,602	$50,379	$566,925

Quick Fix 1-4 Unit - Purchase
Payment performance
Performing	$20,563	$15,990	$186	$—	$—	$—	$36,739
Nonperforming	3,764	2,217	604	—	—	—	6,585
Total Quick Fix 1-4 Unit - Purchase	$24,327	$18,207	$790	$—	$—	$—	$43,324

Quick Fix 1-4 Unit - Refinance
Payment performance
Performing	$35,234	$37,818	$196	$—	$—	$—	$73,248
Nonperforming	17,318	33,711	8,719	95	—	—	59,843
Total Quick Fix 1-4 Unit - Refinance	$52,552	$71,529	$8,915	$95	$—	$—	$133,091

Total Portfolio	$304,381	$684,385	$456,169	$258,503	$95,295	$155,201	$1,953,934

Note 7 — Mortgage Loans on Real Estate

The following table presents the Company’s loans (UPB) collateralized by real estate as of December 31, 2020 and 2019 (in thousands).

December 31, 2020
Description	Interest Rate	Final Maturity Date	Unpaid Principal Balance (1) (2)	Nonaccrual
1-4 unit residential (3)
Under $1.0 million	5.2% - 13.5%	January 1, 2051	$803,663	$161,225
$1.0 million and over	6.0% - 11.5%	January 1, 2051	159,415	50,046
			963,078	211,271
Traditional commercial (4)
Under $1.0 million	3.5% - 13.0%	January 1, 2051	792,577	88,644
$1.0 million and over	6.0% - 10.5%	January 1, 2051	189,149	32,898
			981,726	121,542
Total at December 31, 2020			$1,944,804	$332,813

December 31, 2019
Description	Interest Rate	Final Maturity Date	Unpaid Principal Balance (1) (2)	Nonaccrual
1-4 unit residential (3)
Under $1.0 million	5.2% - 16.3%	January 1, 2050	$916,809	$85,680
$1.0 million and over	6.0% - 11.5%	January 1, 2050	158,662	15,492
			1,075,471	101,172
Traditional commercial (4)
Under $1.0 million	4.5% - 13.0%	January 1, 2050	802,142	42,725
$1.0 million and over	4.1% - 10.5%	January 1, 2050	181,731	11,927
			983,873	54,652
Total at December 31, 2019			$2,059,344	$155,824

Note (1):	The aggregate cost of the Company’s loan portfolio for Federal income tax purposes was $1,968,579 and $2,082,426 as of December 31, 2020 and 2019, respectively.
Note (2):	As of December 31, 2020 and 2019, $178.0 million and $217.5 million, respectively, of the total UPB were interest-only loans with interest payable monthly and the principal payable at maturity.
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

The following table presents the reconciliation of the UPB of mortgage loans for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$2,059,344	$1,631,326	$1,295,439
Addition during period:
New mortgage loans	435,037	1,012,068	737,297
Acquisition	4,643	21,759	16,243
Capitalized Interest	7,814	—	—
Deduction during period:
Collection of principal	(374,576)	(404,757)	(337,565)
Foreclosures	(10,781)	(10,442)	(7,481)
Mortgages sold	(176,677)	(190,610)	(72,607)
Balance at end of period	$1,944,804	$2,059,344	$1,631,326

Note 8 — Property and Equipment, Net

As of December 31, 2020 and 2019, property and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Furniture	$885	$805
Computer equipment	1,161	1,044
Office equipment	275	241
Leasehold improvements	578	275
Capitalized software	7,597	7,466
	10,496	9,831
Accumulated depreciation and amortization	(6,351)	(5,151)
Ending balance	$4,145	$4,680

During the years ended December 31, 2020, 2019 and 2018, depreciation and amortization expense was $1.2 million, $1.4 million, and $1.4 million, respectively.

The Company engaged a third-party consulting firm to assist in the building and implementation of a data warehouse and loan origination systems. The data warehouse was placed into service in 2017 and the loan origination system was placed into service in 2018. The total capitalized costs for the data warehouse and loan origination systems (LOS) was $5.7 million as of December 31, 2020 and 2019. Total accumulated depreciation and amortization included accumulated amortization on the data warehouse and the LOS of $3.0 million and $2.2 million for the years ended December 31, 2020 and 2019, respectively. The estimated aggregate amortization expense related to capitalized software for each of the next five years is $0.7 million for 2021, $0.4 million for 2022, $0.4 million for 2023, $0.4 million for 2024, and $0.4 million for 2025.

Note 9 — Real Estate Owned, Net

The Company’s real estate owned activities were as follows during the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Beginning balance	$13,068	$7,167
Additions	10,412	11,661
Capitalized improvements	846	1,122
Sales	(6,825)	(4,290)
Other adjustments	—	(961)
Valuation adjustments	(1,734)	(1,631)
Ending balance	$15,767	$13,068

The following table summarizes information about real estate operating income and expenses, realized gains and losses on sales of real estate, and unrealized gains and losses resulting from adjustments to valuation allowances for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	December 31,
	2020	2019	2018
Operating income	$444	$242	$2
Operating expenses	(2,010)	(1,465)	(1,127)
Valuation adjustments	(1,734)	(1,631)	(888)
Net gain on sales of real estate	644	207	640
Total	$(2,656)	$(2,647)	$(1,373)

Net gain (loss) on sales of real estate represents the difference between the net proceeds from the liquidation of the underlying properties and their respective carrying values. The following table provides additional information about the number of properties sold and the gross gains and losses recognized in real estate owned, net, in the consolidated statements of income, during the years ended December 31, 2020, 2019 and 2018 (in thousands, except properties sold):

	Year Ended December 31,
	2020		2019		2018
	Properties	Gain	Properties	Gain	Properties	Gain
	sold	(loss)	sold	(loss)	sold	(loss)
Sales resulting in gains	14	$837	10	$320	13	$649
Sales resulting in losses	9	(193)	5	(113)	2	(9)
Total	23	$644	15	$207	15	$640

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

Other assets were comprised of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Prepaid expenses	$1,261	$1,574
Interest-only strips and deposits	642	1,086
Deferred costs	—	4,000
Operating leases - right of use assets, net	4,780	6,007
Appraisal fees for loans in process	96	—
Total other assets	$6,779	$12,667

Note 11 — Leases

The Company adopted ASU 2016-02, Leases (Topic 842) and all subsequent related ASUs using the alternative transition method effective January 1, 2019. The Company has elected the package of practical expedients that permits the Company to not reassess prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected all the new standard’s available transition practical expedients, including the short-term lease recognition exemption that includes not recognizing right-of-use (“ROU”) assets or lease liabilities for existing short-term leases, and the practical expedient to not separate lease and non-lease components for all leases.

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

The Company uses its incremental borrowing rates to determine the present value of its lease liabilities.  The weighted average borrowing rate was 6.01% as of December 31, 2020 and 2019. The Company’s leases have remaining terms ranging from 2 years to 5 years, and the weighted average remaining lease term was 3.6 years as of December 31, 2020. Short-term leases (initial term of less than 12 months) are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term.

As of December 31, 2020 and 2019, operating lease ROU assets included in other assets was $4.8 million and $6.0 million, respectively. Operating lease liabilities included in accounts payable and accrued expenses was $5.1 million and $6.3 million as of December 31, 2020 and 2019, respectively. Operating lease expense is a component of “Rent and occupancy” expense on the consolidated statements of income. Operating lease expense was $1.5 million and $1.3 million for the year ended December 31, 2020 and 2019, respectively, and included short-term leases that were immaterial.

The following table presents supplemental cash flow information related to leases for the year ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,524	$1,267
ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$7,061

The following table presents maturities of operating lease liabilities as of December 31, 2020 (in thousands):

December 31, 2020
Operating Leases
2021	$1,602
2022	1,582
2023	1,394
2024	1,066
2025	55
Thereafter	—
Total lease payments	5,699
Less: Imputed interest	(572)
Present value of lease liabilities	$5,127

Note 12 — Securitizations, Net

From May 2011 through December 31, 2020, the Company completed fifteen securitizations of $3.4 billion of loans, issuing $3.1 billion of securities to third parties through fifteen respective Trusts. The Company is the sole beneficial interest holder of the Trusts, which are variable interest entities included in the consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 5%–30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates. The following table summarizes the investor real estate loans securitized, and securities issued, ownership retained by the Company at the time of the securitization, and as of December 31, 2020 and 2019, and the stated maturity for each securitization (in thousands):

			Securities Retained as of
Trusts	Mortgage Loans	Securities Issued	Issuance Date	December 31, 2020	December 31, 2019	Stated Maturity Date
2011-1 Trust(1)	$74,898	$61,042	$13,856	$—	$—	August 2040
2014-1 Trust	191,757	161,076	30,682	—	—	September 2044
2015-1 Trust	312,829	285,457	27,372	15,522	15,569	July 2045
2016-1 Trust	358,601	319,809	38,792	17,931	17,931	April 2046
2016-2 Trust	190,255	166,853	23,402	9,514	9,514	October 2046
2017-1 Trust	223,064	211,910	11,154	11,154	11,154	April 2047
2017-2 Trust	258,528	245,601	12,927	6,232	8,293	October 2047
2018-1 Trust	186,124	176,816	9,308	6,015	6,884	April 2048
2018-2 Trust	324,198	307,988	16,210	9,762	12,853	October 2048
2019-1 Trust	247,979	235,580	12,399	11,540	11,767	March 2049
2019-2 Trust	217,921	207,020	10,901	9,728	10,491	July 2049
2019-3 Trust	162,546	154,419	8,127	6,441	7,913	October 2049
2020-1 Trust	261,859	248,700	13,159	13,085	—	February 2050
2020-2 Trust	128,470	96,352	32,118	12,847	—	June 2050
2020-MC1 Trust	275,956	179,371	96,585	98,260	—	July 2050
Total	$3,414,985	$3,057,994	$356,992	$228,031	$112,369
(1) The Trust was collapsed in July 2019.

The following table summarizes outstanding bond balances for each securitization as of December 31, 2020 and 2019 (in thousands).

	December 31,
	2020	2019
2011-1 Trust	$—	$—
2014-1 Trust	23,391	31,139
2015-1 Trust	36,966	50,631
2016-1 Trust	57,963	86,901
2016-2 Trust	45,195	63,983
2017-1 Trust	72,910	113,540
2017-2 Trust	129,478	163,295
2018-1 Trust	102,063	134,700
2018-2 Trust	200,451	247,580
2019-1 Trust	181,579	214,709
2019-2 Trust	158,199	200,345
2019-3 Trust	127,045	150,725
2020-1 Trust	220,052	—
2020-2 Trust	109,832	—
2020-MC1 Trust	137,794	—
Total outstanding bond balances	$1,602,918	$1,457,548

The securities and certificates were issued at a discount to par, which is recorded as a contra liability to the securities issued. The discount is amortized as an adjustment of yield over the stated term of the securities adjusted for prepayments. In 2018, the Company sold some retained securities at a premium, resulting in a net premium for the 2016-2 Trust. As of December 31, 2020 and 2019, unamortized discounts or premiums associated with the Trusts are as follows (in thousands):

	December 31,
	2020	2019
2011-1 Trust	$—	$—
2014-1 Trust	85	243
2015-1 Trust	64	72
2016-1 Trust	259	487
2016-2 Trust	(5)	(148)
2017-1 Trust	1,345	1,662
2017-2 Trust	18	26
2018-1 Trust	19	31
2018-2 Trust	23	32
2019-1 Trust	26	36
2019-2 Trust	14	19
2019-3 Trust	10	14
2020-1 Trust	7	—
2020-2 Trust	2,934	—
2020-MC1 Trust	2,219	—

Professional and other capitalized issuance costs associated with the securitizations are recorded as a contra liability to the securities issued. As of December 31, 2020 and 2019, capitalized issuance costs associated with the Trusts are as follows (in thousands):

	December 31,
	2020	2019
2011-1 Trust	$—	$—
2014-1 Trust	14	43
2015-1 Trust	272	392
2016-1 Trust	151	401
2016-2 Trust	113	522
2017-1 Trust	369	1,147
2017-2 Trust	1,343	2,133
2018-1 Trust	1,008	1,597
2018-2 Trust	1,937	2,779
2019-1 Trust	1,918	2,619
2019-2 Trust	1,890	2,633
2019-3 Trust	1,552	2,179
2020-1 Trust	2,636	—
2020-2 Trust	1,489	—
2020-MC1 Trust	2,190	—

As of December 31, 2020 and 2019, the weighted average rate on the securities and certificates for the Trusts are as follows:

	December 31,
	2020	2019
2011-1 Trust	—%	—%
2014-1 Trust	7.46	8.33
2015-1 Trust	7.20	6.37
2016-1 Trust	7.78	6.75
2016-2 Trust	6.63	5.59
2017-1 Trust	5.31	4.56
2017-2 Trust	3.42	3.50
2018-1 Trust	4.04	3.95
2018-2 Trust	4.48	4.44
2019-1 Trust	4.01	4.00
2019-2 Trust	3.48	3.44
2019-3 Trust	3.26	3.27
2020-1 Trust	2.83	—
2020-2 Trust	4.55	—
2020-MC1 Trust	4.50	—

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

On August 29, 2019, the Company entered into a five-year $153.0 million corporate debt agreement, the “2019 Term Loan”. The 2019 Term Loan under this agreement bears interest at a rate equal to one-month LIBOR (with a LIBOR floor that is generally 1.0%) plus 7.50% and matures in August 2024.

As of December 31, 2020 and 2019, the balance of the 2019 Term Loan was $78.0 million and $153.0 million, respectively. In January 2020, the Company used a portion of its IPO proceeds to pay down $75.0 million in principal amount of the 2019 Term Loan. The balance in the consolidated Statements of Financial Condition is net of debt issuance costs of $3.0 million and $7.4 million, respectively. The 2019 Term Loan is secured by substantially all assets of the Company not otherwise pledged under a securitization or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants or otherwise default under the notes, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of December 31, 2020 and 2019, the Company was in compliance with these covenants.

(b)	Warehouse Repurchase and Revolving Loan Facilities, Net

On May 29, 2015, the Company entered into a Repurchase Agreement (“the 2015 Repurchase Agreement”) with a warehouse lender. The 2015 Repurchase Agreement matured on August 3, 2020, and was a short-term borrowing facility, collateralized by a pool of loans, with an initial maximum capacity of $300.0 million, and bore interest at one-month LIBOR plus a margin that ranged from 3.000% to 3.125%. All borrower payments on loans financed under the warehouse repurchase facility were first used to pay interest on the facility. The effective interest rates were 5.17% and 5.25% for the years ended December 31, 2020 and 2019, respectively.

On May 17, 2013, the Company entered into a Repurchase Agreement (“the 2013 Repurchase Agreement”) with another warehouse lender. The 2013 Repurchase Agreement has a current maturity date of September 29, 2021, and is a short-term borrowing facility, collateralized by a pool of performing loans, with a maximum capacity of

$100.0 million, and bears interest at one-month LIBOR plus 3.25%.  All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. For the years ended December 31, 2020 and 2019, the effective interest rates were 4.31% and 5.25%, respectively.

On September 12, 2018, the Company entered into a three-year secured revolving loan facility agreement (“the Bank Credit Agreement”) with a bank. The Bank Credit Agreement has a current extended maturity date of November 10, 2023. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at the lesser of the one-month LIBOR Rate with a 0.75% floor, plus 3.5% per annum and the maximum rate, which is the highest lawful and non-usurious rate of interest applicable to the loan. The maximum loan amount under this facility is $50 million. This facility was paid down to zero as of December 31, 2020.

On December 26, 2019, the Company entered into a $3.0 million loan agreement (“the 2019 Loan”) with a lender. The 2019 Loan is secured by five real properties acquired by the Company through foreclosure or by deed-in lieu of foreclosure.  The 2019 Loan bears a fixed interest rate of 9.5%, with an extended maturity date of July 1, 2021.

On August 4, 2020, the Company entered into a $10.6 million repurchase agreement (“the 2020 Repurchase Agreement”) with a large investment bank. The 2020 Repurchase Agreement was secured by $19.7 million of securities issued and retained by the Company through a securitization, and bore interest at three-month LIBOR plus 4.00%. The repurchase date under this agreement was November 24, 2020 and it was completely paid off as of December 31, 2020.

Certain of the Company’s loans are pledged as security under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of December 31, 2020 and 2019, the Company was in compliance with these covenants.

The following table summarizes the maximum borrowing capacity and current gross balances outstanding for the Company’s warehouse facilities and loan agreements as of December 31, 2020 and 2019 (in thousands):

	December 31,
	2020		2019
	Period end balance (1)	Maximum borrowing capacity	Period end balance (1)	Maximum borrowing capacity
The 2015 repurchase agreement	$—	$—	$226,212	$250,000
The 2013 repurchase agreement	73,502	100,000	190,977	200,000
The Bank credit agreement	—	—	2,499	50,000
The 2019 loan agreement	2,700	3,000	3,000	3,000

(1)	Warehouse repurchase facilities amounts in the Consolidated Statement of Financial Condition are net of debt issuance costs amounting to $0.3 million and $1.1 million as of December 31, 2020 and 2019.

The following table provides an overview of the activity and effective interest rate for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2020	2019
Warehouse and repurchase facilities:
Average outstanding balance	$168,098	$240,608
Highest outstanding balance at any month-end	439,547	422,688
Effective interest rate (1)	4.97%	5.64%

(1)

Represents interest expense divided by average gross outstanding balance and includes average rate (4.31%) and debt issue cost amortization (0.66%) and average rate (5.26%) and debt issue cost amortization (0.38%) as of December 31, 2020 and 2019, respectively.

The following table provides a summary of interest expense that includes debt issuance cost amortization, interest, amortization of discount, and deal cost amortization for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020		2019
Warehouse and repurchase facilities	$8,352		$13,583
Securitizations	79,474		70,320
Interest expense — portfolio related	87,826		83,903
Interest expense — corporate debt	12,049	(1)	14,618
Total interest expense	$99,875		$98,521

(1)

Included in the $12.1 million of interest expense – corporate debt for the year ended December 31, 2020 was the one-time debt issuance costs write-off of $3.5 million and prepayment penalties of $0.3 million associated with the repayment of $75.0 million in outstanding principal amount in January 2020.

Note 14 — Income Taxes

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

The following table details the Company’s income tax expense (benefit) (in thousands):

	December 31,
	2020	2019
Current tax expense:
Federal	$4,454	$9,552
State	(769)	6,317
Total current tax expense	$3,685	$15,869
Deferred tax expense (benefit):
Federal	$564	$(5,150)
State	1,103	(2,613)
Total deferred tax expense (benefit)	$1,667	$(7,763)
Total income tax expense	$5,352	$8,106

The following table contains a reconciliation of the Company’s provision for income taxes at the federal statutory tax rate to the provision for income taxes at the effective tax rate as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Federal income tax provision at statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefit	8.6	0.8
Permanent items	0.1	0.2
Federal true-ups	0.5	(0.9)
Tax credits	(0.4)	(0.9)
Change in unrecognized tax benefit	(7.9)	11.7
Other	1.2	—
Effective tax rate	23.1%	31.9%

The changes in state income taxes and unrecognized tax benefit in the reconciliation are primarily due to changes in state apportionment and the related valuation impacts on current taxes payable as well as the deferred tax asset.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019 are presented below (in thousands):

	December 31,
	2020	2019
Deferred Tax Assets:
REMIC book-tax basis difference	$5,363	$14,908
Mark-to-market on loans	3,052	2,610
Lease liability	1,462	2,044
Stock compensation	275	—
Accrued vacation	183	196
Intangibles	10	13
Deferred state taxes	—	200
Provision for loan loss	—	725
Other	83	—
Gross deferred tax assets	10,428	20,696
Deferred Tax Liabilities:
Right-of-use assets	(1,363)	(1,945)
Deferred origination costs	(1,014)	(8,688)
Fixed assets	(975)	(1,138)
Deferred state taxes	(341)	—
REO	(81)	(45)
Purchase pool market discount	—	(600)
Gross deferred tax liabilities	(3,774)	(12,416)
Total net deferred tax asset	$6,654	$8,280

The Company’s main temporary difference is due to the difference between the U.S. income tax and U.S. GAAP treatment with respect to its REMIC securities. For tax purposes, the issuances are considered taxable sales; whereas, for U.S. GAAP purposes, the REMIC issuances are considered financings.

The Company had no valuation allowance as of December 31, 2020 and 2019. Based on the Company’s estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and local jurisdictions, where applicable. As of December 31, 2020, the Company is no longer subject to U.S. tax examinations for years before 2017 and is no longer subject to state tax examinations for years before 2016.

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

The Company had gross unrecognized tax benefits in the amounts of $1.9 million and $3.6 million recorded as of December 31, 2020 and 2019, respectively. If recognized, $1.4 million of the unrecognized tax benefit would affect the 2020 annual effective tax rate. Interest and penalties on unrecognized tax benefits is reported by the Company as a component of tax expense, and the Company recorded interest and penalties in its consolidated statements of income in the amount of ($0.5) million and $1.0 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the accrued interest and penalties related to unrecognized tax benefits is $0.5 million and $1.0 million, respectively.

There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

Detailed below is a reconciliation of the Company's gross unrecognized tax benefits for the years ended December 31, 2020 and 2019, respectively (in thousands):

	December 31,
	2020	2019
Beginning balance	$3,559	$—
Changes related to current year tax positions	46	1,855
Changes related to prior year tax positions	(1,745)	1,704
Ending balance	$1,860	$3,559

Note 15 — Members’ Equity

VF had the authority to issue four types of membership units, Class A, Class B, Class C, and Class D units. The Class A units represented ownership interests in VF. Class B units were profit interest units, which represented a right to share, with the Class A units, in the distribution of profits earned by VF. The Class C and Class D units were preferred units, which had the right to convert to Class A units in VF. The outstanding Class A, Class B and Class D units and equity balance were as follows (in thousands):

December 31, 2019
Class A units issued and outstanding	97,514
Class A equity balance	$92,650
Class B units issued and outstanding	16,072
Class B equity balance	$—
Class D units issued and outstanding	60,194
Class D equity balance	$60,194

Class A units were issued when capital contributions were made to the Company in the form of cash. Class B units had been issued as part of the Velocity Financial, LLC 2012 Equity Incentive Plan (formerly, Velocity Commercial Capital, LLC 2007 Equity Incentive Plan) (the Plan) and were subordinate to the Class A units for purposes of distribution preferences. The Class B units were not entitled to receive profit distributions until all Class A, C, and D unit holders had received the stated value of their equity. Therefore, the value of the Class B units as of December 31, 2020 and 2019 was zero.

As of December 31, 2019, the majority owner owned approximately 95 million Class A units representing an ownership interest of approximately 97.4% of the Class A units. Representatives of the majority owner held five of nine seats on the Company’s board of managers. All Class A units were converted to common stock upon completion of the Company’s IPO on January 22, 2020.

Class B units vest over a three-year period. Under the Plan, approximately 16.1 million Class B units were authorized for grant. As of December 31, 2019, there were 16.1 million units issued and outstanding. The following table summarized the activity in Class B units as of December 31, 2019 and the year then ended (in thousands):

2019
Beginning balance	16,072
Awards granted	—
Awards canceled	—
Ending balance	16,072
Vested units	13,406

Class B units were last in the waterfall for distributions and profit sharing upon liquidation. As the value of the Class B units awarded was zero, no share-based compensation expenses had been recognized in the consolidated statements of income for the years ended December 31, 2020 and 2019. All Class B units were converted at zero value upon completion of the Company’s IPO on January 22, 2020.

The Company issued 60 million Class D preferred units at one dollar per share on December 19, 2016. On March 6, 2017, the Company issued an aggregate of 193,989 Class D preferred units at one dollar per unit to two investors. The Class D preferred units earned a return equal to sixteen percent (16%) per annum of the Class D Base Amount (purchase price amount plus cumulative quarterly returns paid in kind) with respect to such member’s Class D preferred units until December 19, 2019 and, from and after such date, an amount equaled to fifteen percent

(15%) per annum of the Class D Base Amount. The Class D return accrued and was payable in arrears in kind quarterly on the last day of each fiscal quarter of each fiscal year and on any date on which a distribution was paid. For the year ended December 31, 2019, the Class D returns paid in kind were $14.1 million. Each Class D member had the right to convert their Class D preferred units into Class A units without the payment of additional consideration. The Company also had the right to require Class D members to convert all of each Class D member’s preferred units into Class A units in connection with, and upon consummation of, an IPO. As of December 31, 2019, each Class D preferred unit was convertible into a number of Class A units at a conversion price of $0.876971 per Class D preferred unit. Certain corporate matters and business decisions required the consent of the Class D unit holders. As of December 31, 2019, representatives of Class D members held two of nine seats on the Company’s board of managers. The Class D Units liquidation preference amount was $96.9 million as of December 31, 2019.  All Class D units were converted to common stock upon completion of the Company’s IPO on January 22, 2020.

Note 16 — Stock-Based Compensation

The Company’s 2020 Omnibus Incentive Plan, or the 2020 Plan, authorized grants of stock-based compensation instruments to purchase or issue up to 1,520,000 shares of Company common stock. In connection with its IPO in January 2020, the Company granted stock options to non-employee directors and certain employees, including named executive officers to purchase approximately 782,500 shares of common stock with an exercise price per share equal to the initial public offering price of $13.00. On December 24, 2020, the Company granted stock options to a non-employee director to purchase 12,500 shares of common stock with an exercise price per share equal to the grant date market price of $6.28.

The Company uses the Black-Scholes option pricing model to value stock options in determining the stock-based compensation expense. Forfeitures are recognized as they occur. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield was zero as Company is not expected to pay dividends in the foreseeable future. Expected volatility is based on the estimated average maximum volatility provided by a third-party investment bank due to the lack of historical volatilities of the Company’s common stock.

The following table presents the assumptions used in the option pricing model at the grant date for options granted in the year ended December 31, 2020.

Assumptions:	2020
Expected volatility	0.28
Expected dividends	—
Risk-free interest rate	1.50
Expected forfeited rate	—

The table below summarizes stock option activity during the year ended December 31, 2020:

	December 31, 2020
($ in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at beginning of year	—	$—
Granted	795,000	$12.89
Exercised	—	$—
Forfeited	(10,000)	$13.00
Options outstanding at end of year	785,000	$12.89	9.1 years	$—
Options exercisable at end of year	—	$—	9.1 years	$—
Options expected to vest (1)	785,000	$—	9.1 years	$—
(1)	The number of options expected to vest reflect no expected forfeiture.

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price, which was zero for the year ended December 31, 2020.

Stock options vest ratably over a service period of three years from the date of the grant. Compensation expense related to stock options is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The Company recognized $0.9 million compensation expense related to the outstanding stock options granted to employees for the year ended December 31, 2020. Such amount is included in “Compensation and employee benefits” on the Consolidated Statement of Income. The amount of unrecognized compensation expense related to unvested stock options totaled $2.1 million as of December 31, 2020. As of December 31, 2020, unvested stock options outstanding were 785,000 shares at a weighted average exercise price per share of $12.89.

Note 17 — Earnings (Loss) Per Share

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

The following table presents the basic and diluted loss per share calculations for the year ended December 31, 2020:

Year Ended
December 31, 2020
(In thousands, except per share data)
Basic EPS:
Net income	$17,777
Less deemed dividends on preferred stock	48,955
Net loss allocated to common stock	$(31,178)
Less earnings allocated to participating securities	—
Net loss allocated to common stock	$(31,178)
Weighted average common shares outstanding	20,087
Basic loss per common share	$(1.55)
Diluted EPS:
Net loss allocated to common shareholders	$(31,178)
Weighted average common shares outstanding	20,087
Add dilutive effects for assumed conversion of Series A preferred stock	—
Add dilutive effects for warrants	—
Add dilutive effects for stock options	—
Weighted average diluted common shares outstanding	20,087
Diluted loss per common share	$(1.55)

Earnings per common share is not applicable to periods prior to the Company's IPO on January 17, 2020.

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive:

Year Ended
December 31, 2020
Shares underlying Series A Convertible Preferred Stock	11,688,312
Shares underlying warrants	3,013,125
Stock options	785,000
Shares equivalents excluded from EPS	15,486,437

Note 18 — Convertible Redeemable Preferred Stock

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

The Preferred has a liquidation preference equal to the greater of (i) $2,000 per share from April 7, 2020 through October 7, 2022, which amount increases ratably to $3,000 per share from October 8, 2022 through November 28, 2024 and to $3,000 per share from and after November 28, 2024 and (ii) the amount such holder would have received if the Preferred had converted into common stock immediately prior to a liquidation.

Following shareholder approval at the Special Meeting of Shareholders held on August 13, 2020, each share of the Preferred is convertible at the option of the holder into the number of shares of common stock equal to then applicable conversion rate of $1,000 divided by the applicable conversion price plus cash in lieu of fractional shares, if any. The initial conversion price is $3.85 and is subject to customary antidilution adjustments. In addition, the Company has the right to cause the Preferred to convert following October 7, 2021 if the Company’s common stock meets certain weighted average price targets.

Beginning November 28, 2024, holders of the Preferred have the option to cause the Company to repurchase all or a portion of such holder’s shares of Preferred, for an amount in cash equal to such share’s liquidation preference. If the Company defaults on its repurchase obligation, the holders of the Preferred have the right (until the repurchase price has been paid in full, in cash, or such the Preferred has been converted) to force a sale of the Company and the holders of the Preferred will have the right to elect two directors of the Company’s Board until such default is cured. The Company is also required to redeem the Preferred upon a change of control (as defined in the certificate of designation governing the Preferred).

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

The Preferred is recorded as mezzanine equity (temporary equity) on the Consolidated Statements of Financial Condition because it is not mandatorily redeemable, but does contain a redemption feature at the option of the preferred stock-holders that is considered not solely within the Company’s control. Because the Preferred becomes redeemable at any time after 2.5 years from the Closing Date of April 7, 2020, the Company has elected to recognize the changes in the maximum redemption value immediately as they occur and adjust the carrying value of the Preferred to equal the maximum redemption value at the end of each reporting period which is viewed as the redemption date for the Preferred. As of December 31, 2020, the Company recognized redemption value of $90 million, which is the maximum redemption value on the earliest redemption date based on a redemption value of $2,000 per share and 45,000 shares of Preferred. The recording of the Preferred maximum redemption value was treated as a deemed dividend and resulted in a $49 million charge to Shareholders’ Equity.

Note 19 — Concentration of Risk

The Company originates and purchases loans secured by a broad spectrum of commercial property throughout the United States. As of December 31, 2020 and 2019, geographic and property type concentrations of loans, by unpaid principal balance, were as follows:

	December 31,
	2020	2019
Geographic concentration:
California	23.5%	22.6%
New York	22.8	22.4
Florida	11.5	11.7
New Jersey	8.1	8.1
Other states (individually less than 5.0%)	34.1	35.2
	100.0%	100.0%

	December 31,
	2020	2019
Property type concentration:
Investor 1-4	50.0%	52.2%
Mixed use	13.3	12.2
Multifamily	9.4	9.6
Retail	8.8	8.7
Office	5.6	5.7
Warehouse	6.1	—
Other (individually less than 5.0%)	6.8	11.6
	100.0%	100.0%

As of December 31, 2020 and 2019, the Company held $15.8 million and $13.1 million, respectively, of real estate owned, net, with geographic concentrations as follows:

	December 31,
	2020	2019
Geographic concentration:
Maryland	23.5%	30.7%
Connecticut	21.7	25.3
Ohio	10.7	—
California	7.9	—
North Carolina	7.6	—
Arizona	7.1	16.7
Alabama	6.0	—
Georgia	4.4	—
New Jersey	2.5	5.1
New York	2.5	5.2
Other states (individually less than 5.0%)	6.1	17.0
	100.0%	100.0%

Note 20 — Commitments and Contingencies

(a)	Repurchase Liability

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

Note 21 — Retirement Plan

The Company maintains a qualified 401(k) retirement plan in accordance with the Internal Revenue Service code. Employees meeting certain eligibility requirements as detailed in the plan document may participate by deferring eligible compensation into the plan. The plan allows for discretionary employer matching contribution. For the years ended December 31, 2020, 2019 and 2018, the Company expensed $476 thousand, $366 thousand and $367 thousand, respectively.

Note 22 — Other Operating Expenses

The following table presents the components of other operating expenses for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Travel, marketing and business development	$578	$1,307	$1,052
Data processing and telecommunications	2,150	2,094	1,704
Office expenses	1,579	1,891	1,896
Insurance, taxes, and licenses	2,179	470	376
Other (1)	1,914	219	285
Total other operating expenses	$8,400	$5,981	$5,313
(1)	Other expenses in 2020 include other costs as a new public company, including SEC filing fees and Board of Directors fees.

Note 23 — Related Party Transactions

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

In the ordinary course of business, the Company sells held for sale loans to various financial institutions. From time to time, the Company sells held for sale loans to an affiliate of TOBI.

Note 24 — Fair Value Measurements

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

The following tables present information on assets measured and recorded at fair value as of December 31, 2020 and 2019, by level, in the fair value hierarchy (in thousands):

	Fair value measurements using			Total at
December 31, 2020	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$1,539	$1,539
Interest-only strips	—	—	238	238
Total recurring fair value measurements	—	—	1,777	1,777
Nonrecurring fair value measurements:
Loans held for sale, net	—	—	13,106	13,106
Real estate owned, net	—	—	15,767	15,767
Individually evaluated loans requiring specific allowance, net	—	—	19,340	19,340
Total nonrecurring fair value measurements	—	—	48,213	48,213
Total assets	$—	$—	$49,990	$49,990

	Fair value measurements using			Total at
December 31, 2019	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$2,960	$2,960
Interest-only strips	—	—	894	894
Total recurring fair value measurements	—	—	3,854	3,854
Nonrecurring fair value measurements:
Loans held for sale, net	—	—	214,467	214,467
Real estate owned, net	—	—	13,068	13,068
Impaired loans requiring specific allowance, net	—	—	11,373	11,373
Total nonrecurring fair value measurements	—	—	238,908	238,908
Total assets	$—	$—	$242,762	$242,762

The following table presents gain (losses) recognized on assets measured on a nonrecurring basis for the years indicated (in thousands):

	As of December 31,
Gain (loss) on assets measured on a nonrecurring basis	2020	2019	2018
Loans held for sale, net	$328	$(224)	$(174)
Real estate held for sale, net	(1,734)	(1,631)	(888)
Individually evaluated loans requiring specific allowance, net	(1,755)	(277)	99
Total net loss	$(3,161)	$(2,132)	$(963)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets as of December 31, 2020 and 2019 (dollars in thousands):

	December 31, 2020
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring allowance, net	$19,340	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	15,767	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	1,539	Discounted cash flow	Discount rate	6.2%	6.2%
			Collateral value (% of UPB)	94.0% to 104.0%	100.0%
			Timing of resolution/payoff (months)	14 to 31	25.0
			Prepayment rate	17.5% to 30.0%	17.5% to 30.0%
			Default rate	5.0% to 15.0%	12.0%
			Loss severity rate	1.0%	1.0%
Loans held for sale	13,106	Discounted cash flow	Discount rate	6.2%	6.2%
			Timing of resolution/payoff (months)	31 to 34	32.0
Interest-only strips	238	Discounted cash flow	Discount rate	15.0%	15.0%
			Timing of resolution/payoff (months)	0 to 12	1.5

	December 31, 2019
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Collateral dependent impaired loans requiring specific allowance, net	$11,373	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	13,068	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	2,960	Discounted cash flow	Discount rate	10.5%	10.5%
			Collateral value (% of UPB)	18.0% to 94.0%	87.0%
			Timing of resolution/payoff (months)	5 to 218	65.0
			Prepayment rate	15.0%	15.0%
			Default rate	1.0%	1.0%
			Loss severity rate	10.0%	10.0%
Loans held for sale	214,467	Discounted cash flow	Discount rate	12.0% to 15.0%	14.7%
			Timing of resolution/payoff (months)	0 to 12	7.0
Interest-only strips	894	Discounted cash flow	Discount rate	15%	15%
			Timing of resolution/payoff (months)	0 to 7.0	210.0%

The following is a rollforward of loans that are measured at estimated fair value on a recurring basis for the years indicated (in thousands):

	As of December 31,
	2020	2019	2018
Beginning balance	$2,960	$3,463	$4,632
Loans liquidated	(1,808)	(421)	(895)
Principal paydowns	(55)	(73)	(515)
Total unrealized gain (loss) included in net income	442	(9)	241
Ending balance	$1,539	$2,960	$3,463

The following is a rollforward of interest-only strips that are measured at estimated fair value on a recurring basis for the years indicated (in thousands):

	As of December 31,
	2020	2019	2018
Beginning balance	$894	$812	$369
Interest-only strip additions	1,820	2,495	1,314
Interest-only strip write-offs	(2,469)	(2,202)	(97)
Total unrealized loss included in net income	(7)	(211)	(774)
Ending balance	$238	$894	$812

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value using a valuation allowance only if they are impaired. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of December 31, 2020 and 2019, the only financial assets measured at fair value were certain impaired loans held for investment, loans held for sale, interest-only strips, REO and FVO loans, which were measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Impaired loans were carried at approximately $19.3 million and $11.4 million as of December 31, 2020 and 2019, net of specific allowance for loan losses of approximately $2.7 million and $0.9 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated (in thousands):

	December 31, 2020
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$13,273	$13,273	$—	$—	$13,273
Restricted cash	7,020	7,020	—	—	7,020
Loans held for sale, net	13,106	—	—	13,272	13,272
Loans held for investment, net	1,948,089	—	—	2,003,301	2,003,301
Loans held for investment, at fair value	1,539	—	—	1,539	1,539
Accrued interest receivables	11,373	11,373	—	—	11,373
Interest-only strips	238	—	—	238	238

Liabilities:
Secured financing, net	$74,982	$—	$—	$78,000	$78,000
Warehouse and repurchase facilities, net	75,923	—	75,923	—	75,923
Securitizations, net	1,579,019	—	—	1,616,222	1,616,222
Accrued interest payable	5,503	5,503	—	—	5,503

	December 31, 2019
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$21,465	$21,465	$—	$—	$21,465
Restricted cash	6,087	6,087	—	—	6,087
Loans held for sale, net	214,467	—	—	222,260	222,260
Loans held for investment, net	1,863,360	—	—	1,913,481	1,913,481
Loans held for investment, at fair value	2,960	—	—	2,960	2,960
Accrued interest receivable	13,295	13,295	—	—	13,295
Real estate owned, net	13,068	—	—	13,068	13,068
Interest-only strips	894	—	—	894	894

Liabilities:
Secured financing, net	$145,599	$—	$—	$153,000	$153,000
Warehouse repurchase facilities, net	421,548	—	421,548	—	421,548
Securitizations, net	1,438,629	—	—	1,486,990	1,486,990
Accrued interest payable	7,190	7,190	—	—	7,190

Note 25 — Select Quarterly Financial Data (Unaudited)

The following tables set forth our unaudited quarterly results for the periods indicated:

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(in thousands)
Interest income	$41,556	$41,374	$39,755	$44,637	$44,124	$40,379	$36,884	$36,143
Interest expense - portfolio related	21,442	22,347	21,189	22,848	22,689	21,827	20,324	19,062
Net interest income - portfolio related	20,114	19,027	18,566	21,789	21,435	18,552	16,560	17,081
Interest expense - corporate debt	1,900	1,913	1,894	6,342	4,070	3,842	3,353	3,353
Net interest income	18,214	17,114	16,672	15,447	17,365	14,710	13,207	13,728
Provision for (reversal of) loan losses	406	1,573	1,800	1,290	242	338	212	348
Net interest income after provision for loan losses	17,808	15,541	14,872	14,157	17,123	14,372	12,995	13,380
Other operating income (expense)	4,691	1,349	(1,339)	1,620	833	(212)	308	1,721
Operating expenses	10,746	11,865	10,908	12,050	9,814	8,484	8,324	8,500
Income before income taxes	11,753	5,025	2,625	3,727	8,142	5,676	4,979	6,601
Income tax expense	2,177	1,544	484	1,148	2,960	1,796	1,444	1,906
Net income	$9,576	$3,481	$2,141	$2,579	$5,182	$3,880	$3,535	$4,695

Note 26 — Subsequent Events

In January, the Company added a non-mark-to-market warehouse facility with a maximum capacity of $200.0 million.

On January 25, 2021, the judge presiding over the previously disclosed IPO-related class action lawsuit granted our motion to dismiss the lawsuit.

In February 2021, the Company entered into a five-year $175.0 million syndicated corporate debt agreement (“2021 Term Loan”). The 2021 Term Loan under this agreement bears interest at a rate equal to one-month LIBOR plus 8.00%, with a 1.00% LIBOR floor, and matures in February 2026. A portion of the net proceeds from the 2021 Term Loan was used to redeem all the outstanding 2019 Term Loan.

The Company has evaluated events that have occurred subsequent to December 31, 2020 and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VELOCITY FINANCIAL, INC.

Date: March 16, 2021	By:	/s/ Christopher D. Farrar
	Name:	Christopher D. Farrar
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher D. Farrar	Chief Executive Officer and Director	March 16, 2021
Christopher D. Farrar	(Principal Executive Officer)

/s/ Mark R. Szczepaniak	Chief Financial Officer	March 16, 2021
Mark R. Szczepaniak	(Principal Financial Officer)

/s/ Christopher J. Oltmann	Chief Accounting Officer	March 16, 2021
Christopher J. Oltmann	(Principal Accounting Officer)

/s/ Alan H. Mantel	Chairman of the Board of Directors	March 16, 2021
Alan H. Mantel

/s/ Daniel J. Ballen	Director	March 16, 2021
Daniel J. Ballen

/s/ John P. Pitstick	Director	March 16, 2021
John P. Pitstick

/s/ John A. Pless	Director	March 16, 2021
John A. Pless

/s/ Joy L. Schaefer	Director	March 16, 2021
Joy L. Schaefer

/s/ Dorika M. Beckett	Director	March 16, 2021
Dorika M. Beckett