Form 10-Q
period 2021-03-31
Velocity Financial, Inc.
filed 2021-05-07
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 20,567,494 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$20,434	$13,273
Restricted cash	6,808	7,020
Loans held for sale, net	—	13,106
Loans held for investment, net	2,008,505	1,948,089
Loans held for investment, at fair value	1,364	1,539
Total loans, net	2,009,869	1,962,734
Accrued interest receivables	11,169	11,373
Receivables due from servicers	77,731	71,044
Other receivables	3,879	4,085
Real estate owned, net	14,487	15,767
Property and equipment, net	3,891	4,145
Net deferred tax asset	9,246	6,654
Other assets	7,325	6,779
Total assets	$2,164,839	$2,102,874
LIABILITIES
Accounts payable and accrued expenses	$65,003	$63,361
Secured financing, net	129,666	74,982
Securitizations, net	1,453,386	1,579,019
Warehouse and repurchase facilities, net	203,314	75,923
Total liabilities	1,851,369	1,793,285
MEZZANINE EQUITY
Series A Convertible preferred stock (45,000 shares designated, $0.01 par value; 45,000 shares issued and outstanding)	90,000	90,000
STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value, 25,000,000 shares authorized; 45,000 issued and outstanding as reflected in Mezzanine Equity)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized at March 31, 2021 and December 31, 2020; 20,567,494 and 20,087,494 shares issued, respectively)	206	201
Additional paid-in capital	204,670	204,190
Retained earnings	18,594	15,198
Total stockholders' equity	223,470	219,589
Total liabilities, mezzanine equity and stockholders' equity	$2,164,839	$2,102,874

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Interest income	$40,707	$44,637
Interest expense — portfolio related	20,832	22,848
Net interest income — portfolio related	19,875	21,789
Interest expense — corporate debt	7,350	6,342
Net interest income	12,525	15,447
Provision for loan losses	105	1,290
Net interest income after provision for loan losses	12,420	14,157
Other operating income
Gain on disposition of loans	2,839	2,618
Unrealized (loss) gain on fair value loans	(2)	45
Other expense	(36)	(1,043)
Total other operating income	2,801	1,620
Operating expenses
Compensation and employee benefits	5,186	5,041
Rent and occupancy	463	456
Loan servicing	1,867	2,238
Professional fees	533	1,184
Real estate owned, net	509	1,134
Other operating expenses	2,059	1,997
Total operating expenses	10,617	12,050
Income before income taxes	4,604	3,727
Income tax expense	1,208	1,148
Net income	$3,396	$2,579
Less undistributed earnings attributable to participating securities	$1,281	NA
Net earnings attributable to common stockholders	$2,115	$2,579
Earnings per common share
Basic	$0.11	$0.13
Diluted	$0.10	$0.13
Weighted average common shares outstanding
Basic	20,087	20,087
Diluted	33,407	20,087

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS' EQUITY

($ in thousands)

(Unaudited)

		Common Stock
	Members’ Equity	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance – December 31, 2019	$152,844	—	$—	$—	$—	$152,844
Cumulative effect of change in accounting principle (1)	—	—	—	—	(96)	(96)
Balance - January 1, 2020	$152,844	—	$—	$—	$(96)	$152,748
Class A equity units conversion	(92,650)	—	—	—	—	(92,650)
Class D equity units conversion	(60,194)	—	—	—	—	(60,194)
Issuance of common stock	—	20,087,494	201	247,539	—	247,740
Stock-based compensation	—	—	—	207	—	207
Net income	—	—	—	—	2,579	2,579
Balance – March 31, 2020	$—	20,087,494	$201	$247,746	$2,483	$250,430

Balance – December 31, 2020	$—	20,087,494	201	204,190	15,198	219,589
Restricted stock awarded and earned stock compensation	—	480,000	5	226	—	231
Stock-based compensation - Options	—	—	—	254	—	254
Net income	—	—	—	—	3,396	3,396
Balance – March 31, 2021	$—	20,567,494	$206	$204,670	$18,594	$223,470

(1)	Impact due to adoption of ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", and related amendments on January 1, 2020.

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net income	$3,396	$2,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301	303
Amortization of right-of-use assets	367	299
Provision for loan losses	105	1,290
Origination of loans held for sale	—	(96,067)
Proceeds from sales of loans held for sale	—	80,858
Purchase of held for sale loans	(1,950)	(203)
Repayments on loans held for sale	(121)	8,987
Net accretion of discount on purchased loans and deferred loan origination costs	1,368	1,324
Provision for uncollectible borrower advances	261	99
Gain on disposition of loans	(2,592)	(2,271)
Real estate acquired through foreclosure in excess of recorded investment	(247)	(346)
Amortization of debt issuance discount and costs	6,403	6,175
Loss on disposal of property and equipment	1	38
Change in valuation of real estate owned	435	568
Change in valuation of fair value loans	2	(45)
Change in valuation of held for sale loans	(17)	40
Gain on sale of real estate owned	(188)	(49)
Stock-based compensation	485	207
Net deferred tax benefit	(2,592)	(1,790)
(Increase) decrease in operating assets and liabilities:
Accrued interest and other receivables	2,800	1,088
Other assets	(930)	(2,151)
Accounts payable and accrued expenses	3,137	433
Net cash provided by operating activities	10,424	1,366
Cash flows from investing activities:
Purchase of loans held for investment	—	(3,571)
Origination of loans held for investment	(236,484)	(153,600)
Payoffs of loans held for investment and loans at fair value	124,189	103,384
Proceeds from sales of loans originally classified as held for investment	57,924	—
Proceeds from sale of real estate owned	2,942	1,202
Capitalized real estate owned improvements	(10)	(119)
Change in advances	(548)	(746)
Change in impounds and deposits	(1,620)	2,011
Purchase of property and equipment	(49)	(625)
Net cash used in investing activities	(53,656)	(52,064)
Cash flows from financing activities:
Warehouse repurchase facilities advances	196,633	250,416
Warehouse repurchase facilities repayments	(68,261)	(374,732)
Proceeds from secured financing	140,000	—
Repayment of secured financing	(78,875)	(75,000)
Proceeds of securitizations, net	—	248,691
Repayment of securitizations	(128,357)	(109,566)
Debt issuance costs	(10,959)	(3,428)
Issuance of common stock	—	100,800
IPO deal costs	—	(1,903)
Net cash provided by financing activities	50,181	35,278
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,949	(15,420)
Cash, cash equivalents, and restricted cash at beginning of period	20,293	27,552
Cash, cash equivalents, and restricted cash at end of period	$27,242	$12,132

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for interest	$21,594	$22,033
Cash paid during the period for income taxes	100	—
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to held for sale	44,892	—
Transfer of loans held for investment to real estate owned	1,652	4,352
Transfer of accrued interest to loans held for investment	618	—
Transfer of loans held for sale to held for investment	1,747	—
Deferred IPO costs charged against additional paid-in capital	—	4,000

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

VCC, a California LLC formed on June 2, 2004, is a mortgage lender that originates and acquires small balance investor real estate loans, providing capital to the investor real estate loan market. The Company is licensed as a California Finance Lender and, as such, is required to maintain a minimum net worth of $250 thousand. The Company does not believe there is any potential risk of not being able to meet this regulatory requirement. The Company uses its equity capital and borrowed funds to originate and invest in investor real estate loans and seeks to generate income based primarily on the difference between the yield on its investor real estate loan portfolio and the cost of its borrowings. The Company may also sell loans from time to time. The Company does not engage in any other significant line of business or offer any other products or services, nor does it originate or acquire investments outside of the United States of America.

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

The Company’s significant accounting policies are described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies, of its audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission ("Form 10-K").

There have been no significant changes to the Company’s significant accounting policies as described in its 2020 Annual Report.

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

The following table presents a summary of the assets and liabilities of the Trusts as of March 31, 2021 and December 31, 2020.  Intercompany balances have been eliminated for purposes of this presentation (in thousands):

	March 31, 2021	December 31, 2020
	(in thousands)
Restricted cash	$6,545	$6,743
Loans held for investment, net	1,743,227	1,874,991
Accrued interest and other receivables	87,905	82,342
Real estate owned, net	8,836	9,698
Other assets	10	12
Total assets	$1,846,523	$1,973,786
Accounts payable and accrued expenses	$42,734	$43,795
Securities issued	1,453,386	1,579,019
Total liabilities	$1,496,120	$1,622,814

The consolidated financial statements as of March 31, 2021 and December 31, 2020 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs.

Note 3 — Current Accounting Developments

Accounting Standards Adopted in 2021

Effective January 1, 2021, the Company adopted ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” ASU 2019-12 provides guidance to simplify the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs.” ASU 2020-08 clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. The adoption this standard on January 1, 2021 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

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

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated statement of financial condition that sum to the total of the same such amounts shown in the consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	$20,434	$7,649
Restricted cash	6,808	4,483
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$27,242	$12,132

Note 5 — Loans Held for Sale, Net

The Company had no loans held for sale as of March 31, 2021 and the following table summarizes loans held for sale as of December 31, 2020 (in thousands):

December 31, 2020
Unpaid principal balance	$12,929
Valuation adjustments	(17)
Deferred loan origination costs	194
Ending balance	$13,106

Note 6 — Loans Held for Investment and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment
Unpaid principal balance	$1,989,316	$1,368	$1,990,684
Valuation adjustments on FVO loans	—	(4)	(4)
Deferred loan origination costs	25,070	—	25,070
	2,014,386	1,364	2,015,750
Allowance for loan losses	(5,881)	—	(5,881)
Total loans held for investment and loans held for investment at fair value, net	$2,008,505	$1,364	$2,009,869

	December 31, 2020
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment
Unpaid principal balance	$1,930,334	$1,541	$1,931,875
Valuation adjustments on FVO loans	—	(2)	(2)
Deferred loan origination costs	23,600	—	23,600
	1,953,934	1,539	1,955,473
Allowance for loan losses	(5,845)	—	(5,845)
Total loans held for investment and loans held for investment at fair value, net	$1,948,089	$1,539	$1,949,628

The following table presents the activity in the UPB and amortized cost basis of loans in the Company's COVID-19 forbearance program for the three months ended March 31, 2021 ($ in thousands):

	March 31, 2021
	UPB	%	Amortized Cost	%
Beginning balance	$392,073		$396,918
Additions	2,616		2,615
Foreclosures	(253)		(260)
Repayments	(30,697)		(31,043)
Ending balance	$363,739		$368,230

Performing/Accruing	$289,441	79.6%	$292,987	79.6%

Nonperforming/Nonaccrual	$74,298	20.4%	$75,243	20.4%

The following table presents the UPB and amortized cost basis of loans in the Company's COVID-19 forbearance program as of December 31, 2020 ($ in thousands):

	December 31, 2020
	UPB	%	Amortized Cost	%
Ending balance	$392,073		$396,918

Performing/Accruing	$327,708	83.6%	$330,495	83.3%

Nonperforming/Nonaccrual	$64,365	16.4%	$66,423	16.7%

Since the inception of the COVID-19 forbearance program, the Company has modified $404.1 million in UPB of loans, which includes capitalized interest of $8.6 million. As of March 31, 2021, $69.5 million in UPB of modified loans has been paid down, which includes $0.8 million of capitalized interest received.

Approximately 79.6% and 83.6% of the COVID forbearance loans in UPB were performing, and 20.4% and 16.4% were on nonaccrual status as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021 and December 31, 2020, the gross unpaid principal balance of loans held for investment pledged as collateral for the Company’s warehouse facility agreements, and securitizations issued were as follows (in thousands):

	March 31, 2021	December 31, 2020
The 2013 repurchase agreement	$118,134	$91,074
The 2015 repurchase agreement	130,684	—
The Bank credit agreement	16,179	—
Total pledged loans	$264,997	$91,074

2014-1 Trust	20,908	22,228
2015-1 Trust	41,319	48,179
2016-1 Trust	65,319	71,271
2016-2 Trust	43,703	47,282
2017-1 Trust	72,511	81,376
2017-2 Trust	122,457	137,970
2018-1 Trust	99,928	112,042
2018-2 Trust	212,549	224,195
2019-1 Trust	190,478	203,144
2019-2 Trust	166,473	175,560
2019-3 Trust	128,144	135,527
2020-1 Trust	232,008	241,664
2020-2 Trust	121,216	123,646
2020-MC1 Trust	205,123	228,470
Total	$1,722,136	$1,852,554

(a)	Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment that were nonperforming and on nonaccrual status as of March 31, 2021 and December 31, 2020, and accruing loans that were 90 days or more past due as of March 31, 2021 and December 31, 2020. These accruing loans that were 90 or more days past due represent loans that were granted a forbearance under the Company’s COVID-19 payment forbearance programs.

	March 31, 2021
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual/ Impaired Loans	Loans 90+ DPD Still Accruing COVID-19 Program
	($ in thousands)
Commercial - Purchase	$22,241	$20,899	$1,342	$116	0.4%	$—
Commercial - Refinance	103,778	97,971	5,807	570	2.2	—
Residential 1-4 Unit - Purchase	21,857	21,600	257	96	0.4	—
Residential 1-4 Unit - Refinance	127,106	118,766	8,340	525	2.0	156
Quick Fix 1-4 Unit - Purchase	4,345	3,050	1,295	323	1.2	—
Quick Fix 1-4 Unit - Refinance	59,434	50,264	9,170	1,347	5.1	—
Total	$338,761	$312,550	$26,211	$2,977	11.4%	$156

Troubled Debt Restructuring included in nonaccrual loans:	$171	$—	$—	$25	—	$—

	December 31, 2020
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual/ Impaired Loans	Loans 90+ DPD Still Accruing COVID-19 Program
	($ in thousands)
Commercial - Purchase	$22,166	$20,955	$1,211	$153	0.7%	$—
Commercial - Refinance	101,117	96,804	4,313	519	2.3	1,747
Residential 1-4 Unit - Purchase	26,373	25,839	534	128	0.6	—
Residential 1-4 Unit - Refinance	120,152	113,206	6,946	465	2.1	109
Quick Fix 1-4 Unit - Purchase	6,585	3,808	2,777	525	2.4	—
Quick Fix 1-4 Unit - Refinance	59,843	53,616	6,227	878	4.0	123
Total	$336,236	$314,228	$22,008	$2,668	12.1%	$1,979

Troubled Debt Restructuring included in nonaccrual loans:	$173	$—	$—	$—	—	$—

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

The following table presents the amortized cost basis in the loans held for investment, excluding loans held for investment at fair value, as of March 31, 2021 and 2020, and the amount of accrued interest receivables written off by reversing interest income by portfolio segment for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021		2020
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$326,082	$(140)	$313,856	$(123)
Commercial - Refinance	693,247	(468)	728,917	(672)
Residential 1-4 Unit - Purchase	239,201	(58)	255,842	(83)
Residential 1-4 Unit - Refinance	598,744	(521)	627,104	(612)
Quick Fix 1-4 Unit - Purchase	40,739	(46)	—	—
Quick Fix 1-4 Unit - Refinance	116,373	(242)	—	—
Total	$2,014,386	$(1,475)	$1,925,719	$(1,490)

For the three months ended March 31, 2021 and 2020, cash basis interest income recognized on nonaccrual loans was $6.7 million and $3.3 million, respectively. Interest income recognized on loans 90 days or more past due and still accruing for the three months ended March 31, 2021 was $5.0 thousand. No accrued interest income was recognized on nonaccrual loans for the three months ended March 31, 2020. The average recorded investment of individually evaluated loans, computed using month-end balances, was $337.1 million and $142.7 million for three months ended March 31, 2021 and 2020, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified as of March 31, 2021 and 2020.

(b)	Allowance for Credit Losses

The allowance for credit losses is maintained at a level deemed adequate by management to provide for expected losses in the portfolio at the balance sheet date. The allowance for credit losses is measured using two components. A component that measures expected credit losses on a collective (pool) basis when similar risk characteristics exist and a component that measures expected credit losses on an individual loan basis. To estimate the allowance for credit losses in the loans held for investment portfolio, management follows a detailed internal process, considering a number of different factors including, but not limited to, the ongoing analyses of loans, historical loss rates, relevant environmental factors, relevant market research, trends in delinquencies, effects and changes in credit concentrations, and ongoing evaluation of fair values.

The Company uses an open pool loss rate methodology to model expected credit losses on a collective basis. To determine the loss rates for the open pool method, the Company starts with its historical database of losses, segmenting the loans by loan purpose, product type and repayment period. A third-party model applying the open pool method is used to estimate an annual average loss rates by dividing the respective pool's quarterly historical losses by the pool's respective prior quarter’s ending unamortized loan cost balance and deriving an annual average loss rate from the historical quarterly loss rates. The model then adjusts the annual average loss rates based upon macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates are applied to the forecasted pool balance within each segment. The forecasted balances in the loan pool segments are calculated based on a principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments. For the March 31, 2021 estimate, the Company considered a COVID-19 adverse stress scenario and a COVID-19 severe stress scenario, both with a five-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period. Management concluded that applying a 50% weight to the adverse stress scenario and a 50% weight to the severe stress scenario, was appropriate given the status of the pandemic at the end of March 2021.

Once a loan becomes nonperforming (90 or more days past due), it no longer shares the same risk characteristics of the other loans within its segment of homogeneous loans (pool). Nonperforming loans are considered collateral dependent by the Company. These loans are evaluated individually using the practical expedient to determine the credit exposure.

The following tables present the activity in the allowance for credit losses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021
			Residential	Residential	Quick Fix	Quick Fix
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Balance - January 1, 2021	$373	$2,093	$333	$1,216	$595	$1,235	$5,845
Provision for loan losses (1)	(45)	(103)	26	11	(195)	411	105
Charge-offs	—	—	(37)	—	(14)	(18)	(69)
Ending balance	$328	$1,990	$322	$1,227	$386	$1,646	$5,881

Allowance related to:
Loans individually evaluated	$116	$570	$96	$525	$323	$1,347	$2,977
Loans collectively evaluated	212	1,419	226	703	63	281	2,904
Amortized cost related to:
Loans individually evaluated	$22,241	$103,778	$21,857	$127,106	$4,345	$59,434	$338,761
Loans collectively evaluated	303,841	589,469	217,344	471,638	36,394	56,939	1,675,625

	Three Months Ended March 31, 2020
			Residential	Residential	Quick Fix	Quick Fix
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$304	$1,016	$148	$772	$—	$—	$2,240
Impact of adopting ASC 326	19	62	9	47	—	—	137
Balance - January 1, 2020	$323	$1,078	$157	$819	$—	$—	$2,377
Provision for loan losses (1)	108	516	173	493	—	—	1,290
Charge-offs	(79)	—	(80)	(12)	—	—	(171)
Ending balance	$352	$1,594	$250	$1,300	$—	$—	$3,496

Allowance related to:
Loans individually evaluated	$137	$130	$96	$479	$—	$—	842
Loans collectively evaluated	215	1,464	154	821	—	—	2,654
Amortized cost related to:
Loans individually evaluated	$11,436	$60,205	$13,266	$66,737	$—	$—	151,644
Loans collectively evaluated	302,419	668,712	242,577	560,367	—	—	1,774,075

(1)

The provision for loan losses decreased from approximately $1.3 million for the three months ended March 31, 2020 to $0.1 million for the three months ended March 31, 2021 due to an improved economic outlook as the economy recovers from the COVID-19 pandemic.

(c)	Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-off rate in relation to its nonperforming loans as its credit quality indicator. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. As of March 31, 2021, the annualized charge-off rate was 0.08% of average nonperforming loans. The charged-off rate was 0.65% for the year ended December 31, 2020.

Other credit quality indicators include aging status and accrual status. The following table presents the aging status of the amortized cost basis in the loans held for investment portfolio, excluding loans held for investment at fair value, which includes $368.2 million and $396.9 million loans in the Company’s COVID-19 forbearance program as of March 31, 2021 and December 31, 2020, respectively (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
March 31, 2021	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$1,634	$1,266	$19,341	$22,241	$—	$22,241
Commercial - Refinance	2,490	3,541	97,576	103,607	171	103,778
Residential 1-4 Unit - Purchase	684	1,445	19,728	21,857	—	21,857
Residential 1-4 Unit - Refinance	965	4,300	121,841	127,106	—	127,106
Quick Fix 1-4 Unit - Purchase	338	99	3,908	4,345	—	4,345
Quick Fix 1-4 Unit - Refinance	606	858	57,970	59,434	—	59,434
Total loans individually evaluated	$6,717	$11,509	$320,364	$338,590	$171	$338,761
Loans collectively evaluated
Commercial - Purchase	$10,601	$3,931	$—	$14,532	$289,309	$303,841
Commercial - Refinance	25,076	14,149	—	39,225	550,244	589,469
Residential 1-4 Unit - Purchase	2,132	2,306	—	4,438	212,906	217,344
Residential 1-4 Unit - Refinance	24,404	11,312	156	35,872	435,766	471,638
Quick Fix 1-4 Unit - Purchase	813	25,488	—	26,301	10,093	36,394
Quick Fix 1-4 Unit - Refinance	4,656	2,961	—	7,617	49,322	56,939
Total loans collectively evaluated	$67,682	$60,147	$156	$127,985	$1,547,640	$1,675,625
Ending balance	$74,399	$71,656	$320,520	$466,575	$1,547,811	$2,014,386

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2020	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$961	$1,307	$19,898	$22,166	$—	$22,166
Commercial - Refinance	2,118	7,532	91,467	101,117	—	101,117
Residential 1-4 Unit - Purchase	192	2,915	23,266	26,373	—	26,373
Residential 1-4 Unit - Refinance	1,440	3,010	115,702	120,152	—	120,152
Quick Fix 1-4 Unit - Purchase	—	—	6,585	6,585	—	6,585
Quick Fix 1-4 Unit - Refinance	964	760	58,119	59,843	—	59,843
Total loans individually evaluated	$5,675	$15,524	$315,037	$336,236	$—	$336,236
Loans collectively evaluated
Commercial - Purchase	$8,000	$7,081	$—	$15,081	$263,657	$278,738
Commercial - Refinance	33,725	13,224	1,747	48,696	535,285	583,981
Residential 1-4 Unit - Purchase	5,030	1,261	—	6,291	191,928	198,219
Residential 1-4 Unit - Refinance	33,144	14,567	109	47,820	398,953	446,773
Quick Fix 1-4 Unit - Purchase	1,972	21,780	—	23,752	12,987	36,739
Quick Fix 1-4 Unit - Refinance	8,406	5,383	123	13,912	59,336	73,248
Total loans collectively evaluated	$90,277	$63,296	$1,979	$155,552	$1,462,146	$1,617,698
Ending balance	$95,952	$78,820	$317,016	$491,788	$1,462,146	$1,953,934

(1)	Includes loans in bankruptcy and foreclosure less than 90 days past due

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of March 31, 2021 and December 31, 2020 (in thousands).

	Term Loans Amortized Cost Basis by Origination Year
March 31, 2021:	2021	2020	2019	2018	2017	Pre-2017	Total
Commercial - Purchase
Payment performance
Performing	$39,244	$54,390	$98,003	$62,197	$28,679	$21,328	$303,841
Nonperforming	—	2,433	4,544	6,125	6,878	2,261	22,241
Total Commercial - Purchase	$39,244	$56,823	$102,547	$68,322	$35,557	$23,589	$326,082

Commercial - Refinance
Payment performance
Performing	$46,383	$72,873	$163,411	$149,717	$76,343	$80,742	$589,469
Nonperforming	—	6,649	32,110	31,368	18,123	15,528	103,778
Total Commercial - Refinance	$46,383	$79,522	$195,521	$181,085	$94,466	$96,270	$693,247

Residential 1-4 Unit - Purchase
Payment performance
Performing	$46,051	$13,776	$64,411	$40,308	$22,829	$29,969	$217,344
Nonperforming	—	2,483	5,783	5,453	3,568	4,570	21,857
Total Residential 1-4 Unit - Purchase	$46,051	$16,259	$70,194	$45,761	$26,397	$34,539	$239,201

Residential 1-4 Unit - Refinance
Payment performance
Performing	$85,491	$37,453	$151,229	$91,567	$49,775	$56,123	$471,638
Nonperforming	—	7,737	45,113	37,548	20,347	16,361	127,106
Total Residential 1-4 Unit - Purchase	$85,491	$45,190	$196,342	$129,115	$70,122	$72,484	$598,744

Quick Fix 1-4 Unit - Purchase
Payment performance
Performing	$—	$21,813	$14,395	$186	$—	$—	$36,394
Nonperforming	—	1,801	2,128	416	—	—	4,345
Total Quick Fix 1-4 Unit - Purchase	$—	$23,614	$16,523	$602	$—	$—	$40,739

Quick Fix 1-4 Unit - Refinance
Payment performance
Performing	$—	$28,366	$28,573	$—	$—	$—	$56,939
Nonperforming	—	16,706	35,041	7,687	—	—	59,434
Total Quick Fix 1-4 Unit - Refinance	$—	$45,072	$63,614	$7,687	$—	$—	$116,373

Total Portfolio	$217,169	$266,480	$644,741	$432,572	$226,542	$226,882	$2,014,386

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2020	2020	2019	2018	2017	2016	Pre-2016	Total
Commercial - Purchase
Payment performance
Performing	$56,446	$99,534	$64,706	$34,862	$9,500	$13,690	$278,738
Nonperforming	1,046	4,666	5,799	7,182	1,539	1,934	22,166
Total Commercial - Purchase	$57,492	$104,200	$70,505	$42,044	$11,039	$15,624	$300,904

Commercial - Refinance
Payment performance
Performing	$75,376	$176,854	$157,499	$87,476	$34,858	$51,918	$583,981
Nonperforming	4,929	26,776	32,955	18,980	10,392	7,085	101,117
Total Commercial - Refinance	$80,305	$203,630	$190,454	$106,456	$45,250	$59,003	$685,098

Residential 1-4 Unit - Purchase
Payment performance
Performing	$26,215	$69,775	$42,537	$25,874	$7,056	$26,762	$198,219
Nonperforming	1,611	5,973	8,949	5,059	1,348	3,433	26,373
Total Residential 1-4 Unit - Purchase	$27,826	$75,748	$51,486	$30,933	$8,404	$30,195	$224,592

Residential 1-4 Unit - Refinance
Payment performance
Performing	$57,945	$168,912	$96,568	$61,033	$22,949	$39,366	$446,773
Nonperforming	3,934	42,159	37,451	17,942	7,653	11,013	120,152
Total Residential 1-4 Unit - Purchase	$61,879	$211,071	$134,019	$78,975	$30,602	$50,379	$566,925

Quick Fix 1-4 Unit - Purchase
Payment performance
Performing	$20,563	$15,990	$186	$—	$—	$—	$36,739
Nonperforming	3,764	2,217	604	—	—	—	6,585
Total Quick Fix 1-4 Unit - Purchase	$24,327	$18,207	$790	$—	$—	$—	$43,324

Quick Fix 1-4 Unit - Refinance
Payment performance
Performing	$35,234	$37,818	$196	$—	$—	$—	$73,248
Nonperforming	17,318	33,711	8,719	95	—	—	59,843
Total Quick Fix 1-4 Unit - Refinance	$52,552	$71,529	$8,915	$95	$—	$—	$133,091

Total Portfolio	$304,381	$684,385	$456,169	$258,503	$95,295	$155,201	$1,953,934

Note 7 — Securitizations, Net

From May 2011 through March 2021, the Company completed fifteen securitizations of $3.4 billion of loans, issuing $3.1 billion of securities to third parties through fifteen respective Trusts. The Company is the sole beneficial interest holder of the remaining Trusts, which are variable interest entities included in the consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 5%–30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from September 2044 through July 2050.

The following table summarizes the outstanding balance, net of discounts and deals costs, of the securities and the effective interest rate for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
Securitizations:	2021	2020
Securitizations, net	$1,453,386	$1,576,432
Interest expense	19,127	18,547
Average outstanding balance	1,548,642	1,542,318
Effective interest rate (1)	4.94%	4.81%
(1)

Represents annualized interest expense divided by average gross outstanding balance and includes average rate (4.24%) and debt issuance cost amortization (0.70%) and average rate (4.26%) and debt issuance cost amortization (0.55%) for the three months ended March 31, 2021 and 2020, respectively.

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

On February 5, 2021, the Company entered into a five-year $175.0 million syndicated corporate debt agreement, the (“2021 Term Loan”). The 2021 Term Loan bears interest at a rate equal to one-month LIBOR plus 8.00% with a 1.00% LIBOR floor, and matures on February 4, 2026. The 2021 Term Loan provides for an initial loan of $125.0 million and a delayed draw commitment of $50.0 million. On March 24, 2021, the Company received a first advance of $15.0 million of the delayed draw commitment. On April 21, 2021, the Company received the remaining $35.0 million under the delayed draw commitment. The principal of the 2021 Term Loan amortizes quarterly at an annual rate of 2.50% for the first year and 5.00% per year thereafter. A portion of the net proceeds from the 2021 Term Loan was used to redeem all the amounts owing pursuant to the 2019 debt agreement (“2019 Term Loan”). The remaining portion of the net proceeds from the 2021 Term Loan has and will be used for loan originations and general corporate purposes.

As of March 31, 2021, the balance of the 2021 Term Loan was $139.1 million. The balance of the 2019 Term Loan was $78.0 million as of December 31, 2020. The balances in the consolidated Balance Sheets are net of debt issuance costs and discounts of $9.5 million and $3.0 million as of March 31, 2021 and December 31, 2020, respectively. The 2021 Term Loan is secured by substantially all assets of the Company not otherwise pledged under a securitization or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of March 31, 2021, the Company was in compliance with these covenants.

(b)	Warehouse Repurchase and Revolving Loan Facilities, Net

On May 17, 2013, the Company entered into a Repurchase Agreement (“the 2013 Repurchase Agreement”) with a warehouse lender. The 2013 Repurchase Agreement has a current maturity date of September 29, 2021, and is a short-term borrowing facility, collateralized by a pool of performing loans, with a maximum capacity of $100.0 million, and bears interest at one-month LIBOR plus 3.25%. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility.

On September 12, 2018, the Company entered into a three-year secured revolving loan facility agreement (“the Bank Credit Agreement) with a bank. The Bank Credit Agreement has a current extended maturity date of November 10, 2023. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at the lesser of the one-month LIBOR Rate with a 0.75% floor, plus 3.5% per annum and the maximum rate, which is the highest lawful and non-usurious rate of interest applicable to the loan. The maximum capacity under this facility is $50.0 million. Borrowings under this warehouse agreement was $12.1 million and zero as of March 31, 2021 and December 31, 2020, respectively.

On December 26, 2019, the Company entered into a $3.0 million loan agreement (“the 2019 Loan”) with a lender. The 2019 Loan is secured by five real properties acquired by the Company through foreclosure or by deed-in lieu of foreclosure. The 2019 Loan bears a fixed interest rate of 9.5% with an extended maturity date of July 1, 2021.

On January 29, 2021, the Company entered into a non-mark-to-market Repurchase Agreement (“the 2021 Repurchase Agreement”) with a warehouse lender. The 2021 Repurchase Agreement has a maturity date of January 29, 2022, and was a short-term borrowing facility, collateralized by a pool of loans, with a maximum capacity of $200.0 million, and bore interest at one-month LIBOR plus a margin of 3.50% during the availability period and 4.50% during the amortization period. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility.

Certain of the Company’s loans are pledged as security under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of March 31, 2021 and December 31, 2020, the Company was in compliance with these covenants.

The following table summarizes the maximum borrowing capacity and current gross balances outstanding of the Company’s warehouse facilities and loan agreements as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Period end balance (1)	Maximum borrowing capacity	Period end balance (1)	Maximum borrowing capacity
The 2021 repurchase agreement	$95,540	$200,000
The 2013 repurchase agreement	94,199	100,000	73,502	100,000
The Bank credit agreement	12,136	50,000	—	—
The 2019 loan agreement	2,700	2,700	2,700	3,000

(1)

Warehouse repurchase facilities amounts in the consolidated balance sheets are net of debt issuance costs amounting to $1.3 million and $0.3 million as of March 31, 2021 and December 31, 2020, respectively.

The following table provides an overview of the activity and effective interest rate for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
Warehouse and repurchase facilities:	2021	2020
Average outstanding balance	$113,528	$347,350
Highest outstanding balance at any month-end	204,574	439,547
Effective interest rate (1)	6.01%	4.95%

(1)

Represents annualized interest expense divided by average gross outstanding balance and includes average rate (4.77%) and debt issuance cost amortization (1.24%) and average rate (4.63%) and debt issuance cost amortization (0.32%) for the three months ended March 31, 2021 and 2020, respectively. The debt issuance cost amortization was higher for the three months ended March 31, 2021 as a result of a lower average outstanding borrowing balance from a new financing facility.

The following table provides a summary of interest expense that includes debt issuance cost amortization, interest, amortization of discount, and deal cost amortization for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021		2020
Warehouse and repurchase facilities	$1,705		$4,301
Securitizations	19,127		18,547
Interest expense — portfolio related	20,832		22,848
Interest expense — corporate debt	7,350	(1)	6,342	(2)
Total interest expense	$28,182		$29,190
(1)

Included in the $7.4 million of interest expense – corporate debt for the three months ended March 31, 2021 was the one-time debt issuance costs write-off of $2.9 million and prepayment fee of $1.6 million associated with the payoff of $78.0 million in outstanding principal amount in February 2021.

(2)

Included in the $6.3 million of interest expense – corporate debt for the three months ended March 31, 2020 was the one-time debt issuance costs write-off of $3.5 million and prepayment fee of $0.3 million associated with the repayment of $75.0 million in outstanding principal amount in January 2020.

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

The Company records a repurchase liability relating to representations and warranties and early payment defaults. The method used to estimate the liability for repurchase is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults. The Company establishes a liability at the time loans are sold and continually updates the estimated repurchase liability. The level of the repurchase liability for representations and warranties and early payment default requires considerable management judgment. As of March 31, 2021 and December 31, 2020, the balance of repurchase liability was $138 thousand and $139 thousand, respectively, and it is included in accounts payable and accrued expenses in the consolidated balance sheets.

(b)	Legal Proceedings

The Company is a party to various legal proceedings in the normal course of business. The Company, after consultation with legal counsel, believes the disposition of all pending litigation will not have a material effect on the Company’s consolidated financial condition or results of operations.

Note 10 — Stock-Based Compensation

The Company’s 2020 Omnibus Incentive Plan, or the 2020 Plan, authorized grants of stock‑based compensation instruments to purchase or issue up to 1,520,000 shares of Company common stock. In connection with its IPO in January 2020, the Company granted stock options to non-employee directors and certain employees, including named executive officers to purchase approximately 782,500 shares of common stock with an exercise price per share equal to the initial public offering price of $13.00. 10,000 shares were forfeited in January 2020. On December 24, 2020, the Company granted stock options to a non-employee director to purchase 12,500 shares of common stock with an exercise price per share equal to the grant date market price of $6.28.

In January 2021, the Company issued 480,000 shares of restricted stock awards to certain employees, including name executive officers at no cost to employees.

Stock-based awards vest ratably over a service period of three years from the date of the grant. Compensation expense related to stock-based awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The Company recognized $0.5 million and $0.2 million compensation expense related to the outstanding stock options and unvested restricted stock awards granted to employees for the three months ended March 31, 2021 and 2020, respectively. Such amount is included in “Compensation and employee benefits” on the Consolidated Statement of Income. The amount of unrecognized compensation expense related to unvested stock options and restricted stock awards totaled $5.0 million and $2.8 million as of March 31, 2021 and 2020, respectively.

Note 11 — Earnings Per Share

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

The following table presents the basic and diluted earnings per share calculations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
Basic EPS:
Net income	$3,396	$2,579
Less: deemed dividends on preferred stock	—	—
Net income attributable to common stockholders	$3,396	$2,579
Less: undistributed earnings attributable to participating securities	1,281	—
Net earnings attributable to common stockholders	$2,115	$2,579
Weighted average common shares outstanding	20,087	20,087
Basic earnings per common share	$0.11	$0.13
Diluted EPS:
Net income attributable to common stockholders	$3,396	$2,579
Weighted average common shares outstanding	20,087	20,087
Add dilutive effects for assumed conversion of Series A preferred stock	11,688	NA
Add dilutive effects for warrants	1,587	NA
Add dilutive effects for stock options	—	—
Add dilutive effects of unvested restricted stock awards	45	NA
Weighted average diluted common shares outstanding	33,407	20,087
Diluted income per common share	$0.10	$0.13

NA: Participating securities were issued subsequent to March 31, 2020.

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Shares underlying Series A Convertible Preferred Stock	—	NA
Shares underlying warrants	—	NA
Stock options	785	773
Unvested restricted stock awards	—	NA
Share equivalents excluded from EPS	785	773

Note 12 — Convertible Preferred Stock

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

Beginning on October 8, 2021, the Company has the option to force a conversion of the preferred stock to common stock, provided that the daily Volume Weighted Average Price (“VWAP”) for a share of VEL common stock is more than 200% of the $3.85 conversion price for at least 20 trading days, whether consecutive or not, in the period of 30 consecutive trading days, provided that the 20 trading days includes the final 5 trading days of the 30-trading day period.

Beginning on October 7, 2022, if not for the repurchase prohibition contained in the Company’s material indebtedness, and in no event later than November 28, 2024, holders of the Preferred have the option to cause the Company to repurchase all or a portion of such holder’s shares of Preferred, for an amount in cash equal to such share’s liquidation preference. If the Company defaults on its repurchase obligation, the holders of the Preferred have the right (until the repurchase price has been paid in full, in cash, or such the Preferred has been converted) to force a sale of the Company and the holders of the Preferred will have the right to elect two directors of the Company’s Board until such default is cured. The Company is also required to redeem the Preferred upon a change of control (as defined in the certificate of designation governing the Preferred).

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

The Preferred is recorded as mezzanine equity (temporary equity) on the consolidated balance sheets because it is not mandatorily redeemable, but does contain a redemption feature at the option of the Preferred holders that is considered not solely within the Company’s control. At June 30, 2020, the Company recognized the Preferred maximum redemption value of $90.0 million, which is the maximum redemption value on the earliest redemption date based on a redemption value of $2,000 per share and 45,000 shares of Preferred. The recording of the Preferred maximum redemption value was treated as a deemed dividend and resulted in a $49.0 million charge to Shareholders’ Equity. The maximum redemption value of $90.0 million remains the same as of March 31, 2021.

Note 13 — Fair Value Measurements

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

Fair Value Disclosures

The following tables present information on assets measured and recorded at fair value as of March 31, 2021 and December 31, 2020, by level, in the fair value hierarchy (in thousands):

	Fair value measurements using			Total at
March 31, 2021	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$1,364	$1,364
Interest-only strips	—	—	125	125
Total recurring fair value measurements	—	—	1,489	1,489
Nonrecurring fair value measurements:
Real estate owned, net	—	—	11,377	11,377
Individually evaluated loans requiring specific allowance, net	—	—	23,234	23,234
Total nonrecurring fair value measurements	—	—	34,611	34,611
Total assets	$—	$—	$36,100	$36,100

	Fair value measurements using			Total at
December 31, 2020	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$1,539	$1,539
Interest-only strips	—	—	238	238
Total recurring fair value measurements	—	—	1,777	1,777
Nonrecurring fair value measurements:
Loans held for sale, net	—	—	13,106	13,106
Real estate owned, net	—	—	15,767	15,767
Impaired loans requiring specific allowance, net	—	—	19,340	19,340
Total nonrecurring fair value measurements	—	—	48,213	48,213
Total assets	$—	$—	$49,990	$49,990

The following table presents gains and losses recognized on assets measured on a nonrecurring basis for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
Gain (loss) on assets measured on a nonrecurring basis	2021	2020
Loans held for sale, net	$17	$(40)
Real estate held for sale, net	(435)	(568)
Individually evaluated loans requiring specific allowance, net	(308)	71
Total net loss	$(726)	$(537)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring specific allowance, net	$23,234	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	11,377	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	1,364	Discounted cash flow	Discount rate	6.2%	6.2%
			Collateral value (% of UPB)	94.0% to 104.0%	100.0%
			Timing of resolution/payoff (months)	13 to 31	24
			Prepayment rate	22.6% to 30.0%	22.6% to 30.0%
			Default rate	5.0% to 15.0%	12.0%
			Loss severity rate	1.0%	1.0%
Interest-only strips	125	Discounted cash flow	Discount rate	15.0%	15.0%
			Timing of resolution/payoff (months)	0 to 12	1.4

	December 31, 2020
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring specific allowance, net	$19,340	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	15,767	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	1,539	Discounted cash flow	Discount rate	6.2%	6.2%
			Collateral value (% of UPB)	94.0% to 104.0%	100.0%
			Timing of resolution/payoff (months)	14 to 31	25.0
			Prepayment rate	17.5% to 30.0%	17.5% to 30.0%
			Default rate	5.0% to 15.0%	12.0%
			Loss severity rate	1.0%	1.0%
Loans held for sale	13,106	Discounted cash flow	Discount rate	6.2%	6.2%
			Timing of resolution/payoff (months)	31 to 34	32.0
Interest-only strips	238	Discounted cash flow	Discount rate	15.0%	15.0%
			Timing of resolution/payoff (months)	0 to12	1.5

The following is a rollforward of loans that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$1,539	$2,960
Loans liquidated	(163)	—
Principal paydowns	(10)	(18)
Total unrealized gain (loss) included in net income	(2)	45
Ending balance	$1,364	$2,987

The following is a rollforward of interest-only strips that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$238	$894
Interest-only strip additions	—	1,820
Interest-only strip write-offs	(113)	(1,180)
Total unrealized loss included in net income	—	—
Ending balance	$125	$1,534

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value through the use of a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of March 31, 2021 and December 31, 2020, the only financial assets measured at fair value, or lower of cost or fair value, were certain individually evaluated loans held for investment, loans held for sale, interest-only strips, REO and FVO loans, which were measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $23.2 million and $19.3 million as of March 31, 2021 and December 31, 2020, net of specific allowance for credit losses of approximately $3.0 million and $2.7 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated (in thousands):

	March 31, 2021
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$20,434	$20,434	$—	$—	$20,434
Restricted cash	6,808	6,808	—	—	6,808
Loans held for investment, net	2,008,505	—	—	2,060,578	2,060,578
Loans held for investment, at fair value	1,364	—	—	1,364	1,364
Accrued interest receivables	11,169	11,169	—	—	11,169
Interest-only strips	125	—	—	125	125

Liabilities:
Secured financing, net	$129,666	$—	$—	$139,125	$139,125
Warehouse repurchase facilities, net	203,314	—	203,314	—	203,314
Securitizations, net	1,453,386	—	—	1,508,475	1,508,475
Accrued interest payable	5,687	5,687	—	—	5,687

	December 31, 2020
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$13,273	$13,273	$—	$—	$13,273
Restricted cash	7,020	7,020	—	—	7,020
Loans held for sale, net	13,106	—	—	13,106	13,106
Loans held for investment, net	1,948,089	—	—	2,003,301	2,003,301
Loans held for investment, at fair value	1,539	—	—	1,539	1,539
Accrued interest receivable	11,373	11,373	—	—	11,373
Interest-only strips	238	—	—	238	238

Liabilities:
Secured financing, net	$74,982	$—	$—	$78,000	$78,000
Warehouse repurchase facilities, net	75,923	—	75,923	—	75,923
Securitizations, net	1,579,019	—	—	1,616,222	1,616,222
Accrued interest payable	5,503	5,503	—	—	5,503

Note 14 — Subsequent Events

On April 16, 2021, The Company entered into a Term Repurchase Agreement (“the 2021 Term Repurchase Agreement”) with a warehouse lender. The 2021 Term Repurchase Agreement has a maturity date of April 16, 2024, with a borrowing period through April 16, 2023. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at one-month LIBOR plus 3.0% per annum. The maximum capacity under this facility is $100.0 million.

On April 21, 2021, the Company received the remaining $35.0 million under the delayed draw commitment of the 2021 Term Loan.

The Company has evaluated events that have occurred subsequent to March 31, 2021 through the issuance of the accompanying consolidated financial statements and has concluded there are no other subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2020, as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee and, based on all loans in our portfolio as of March 31, 2021, has an average balance of approximately $335,000. As of March 31, 2021, our loan portfolio totaled $2.0 billion of UPB on properties in 45 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 66.3%, and was concentrated in 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, representing 49.5% of the UPB. For the three months ended March 31, 2021, the annualized yield on our total portfolio was 8.41%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitizations, corporate debt and equity. The securitization market is our primary source of long-term financing. We have successfully executed fifteen securitizations, resulting in a total of over $3.1 billion in gross debt proceeds from May 2011 through March 2021.

We may also sell loans from time to time for cash in lieu of holding the loans in our loan portfolio.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on our loan portfolio and interest expense paid on our portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of our warehouse facilities and securitizations and excludes our corporate debt. For the three months ended March 31, 2021, our annualized portfolio related net interest margin was 4.10%, an improvement of 3 basis points over the previous quarter. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for loan losses and operating expenses. For the three months ended March 31, 2021, we generated pre-tax income and net income of $4.6 million and $3.4 million, respectively.

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

In September 2020, we resumed loan originations and enhanced our loan operations processes during the temporary suspension, enabling us to streamline our operations by approximately 60 employees to be more cost effective going forward.

We fully paid off the remaining $78.0 million of the 2019 Term Loan in January 2021 with a portion of the net proceeds from the 2021 Term Loan.

Recent Developments

Strategies to Address Uncertainties Caused by COVID-19

The COVID-19 outbreak has caused significant disruption in business activity and the financial markets both globally and in the United States. As a result of the spread of COVID-19, economic uncertainties have arisen which negatively impacted our financial condition, results of operations and cash flows. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on our customers, employees and vendors, impact of the new mutant strain of the virus, and the long-term success of the vaccines, all of which are uncertain at this time and cannot be predicted. The full extent to which COVID-19 may continue to impact our financial condition or results of operations cannot be reasonably estimated at this time.

During 2020 and the three months ended March 31, 2021, we proactively executed a number of business initiatives to strengthen our liquidity position and re-focus our business strategies in light of the effects of the COVID-19 pandemic, including the following:

•

In order to protect our employees, we have been working remotely since late March 2020. In addition, we have implemented COVID-19-related protective measures and protocols and allowed a limited number of staff to work from certain offices located across the country.

•

We strengthened our liquidity by obtaining a new corporate credit facility of $175.0 million on February 5, 2021. A portion of the proceeds were used to pay off existing corporate debt and the remainder will be used to grow our portfolio.

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

These polices and estimates relate to the allowance for loan losses and deferred income tax assets and liabilities. Our critical accounting policies and estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	March 31, 2021		December 31, 2020	March 31, 2020
	($ in thousands)
Total loans	$1,990,684		$1,944,804	$2,126,899
Loan count	5,935		5,878	6,504
Average loan balance	$335		$331	$327
Weighted average loan-to-value	66.3%		66.1%	65.9%
Weighted average coupon	8.42%		8.51%	8.61%
Nonperforming loans (UPB)	$335,048	(A)	$332,813	$186,362
Nonperforming loans (% of total)	16.83%	(A)	17.11%	8.76%

(A)	Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $74.3 million of COVID-19 forbearance-granted loans placed on nonaccrual status as of March 31, 2021.

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

Nonperforming Loans.    Loans that are 90 or more days past due, except for certain loans in our COVID-19 forbearance program, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. The dollar amount of nonperforming loans presented in the table above reflects the UPB of all loans that meet this definition. In the last 7 years, over 90% of our resolved nonperforming loans have either paid current or fully paid off, resulting in a complete recapture of all contractual principal and interest and, in many cases, additional default interest and prepayment fees.

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

($ in thousands)	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
Three Months Ended March 31, 2021:
Loan originations — held for investment	618	233,041	377	7.44%	68.5%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	618	$233,041	$377	7.44%	68.5%
Loan acquisitions — held for investment	—	—	—	(—)%	(—)%
Total loans originated and acquired	618	$233,041	$377	7.44%	68.5%
Three Months Ended December 31, 2020:
Loan originations — held for investment	505	179,308	355	7.56%	68.7%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	505	$179,308	$355	7.56%	68.7%
Loan acquisitions — held for investment	—	—	—	(—)%	(—)%
Total loans originated and acquired	505	$179,308	$355	7.56%	68.7%
Three Months Ended March 31, 2020:
Loan originations — held for investment	431	151,412	351	8.28%	67.2%
Loan originations — held for sale	316	96,223	305	9.75%	68.2%
Total loan originations	747	247,635	332	8.84%	67.6%
Loan acquisitions — held for investment	3	3,467	1,156	6.50%	73.6%
Total loans originated and acquired	750	251,102	335	8.81%	67.7%

During the first quarter of 2021, we originated $233.0 million of loans, which was an increase of $53.8 million, or 22.4% from the quarter ended December 31, 2020, and a decrease of $14.6 million, or 5.9%, from $247.6 million from the quarter ended March 31, 2020.

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

(in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Unpaid principal balance	$1,990,684	$1,931,875	$1,902,566
Valuation adjustments on FVO loans	(4)	(2)	(399)
Deferred loan origination costs	25,070	23,600	26,801
Total loans held for investment, gross	2,015,750	1,955,473	1,928,968
Allowance for credit losses	(5,881)	(5,845)	(3,496)
Loans held for investment, net	$2,009,869	$1,949,628	$1,925,472

The following table illustrates the contractual maturities for our loans held for investment in aggregate UPB and as a percentage of our total held for investment loan portfolio as of the dates indicated:

	March 31, 2021		December 31, 2020		March 31, 2020
($ in thousands)	UPB	%	UPB	%	UPB	%
Loans due in less than one year	$146,142	7.3%	$100,025	5.2%	$2,163	0.1%
Loans due in one to five years	13,717	0.7	79,398	4.1	2,921	0.2
Loans due in more than five years	1,830,825	92.0	1,752,452	90.7	1,897,482	99.7
Total loans held for investment	$1,990,684	100.0%	$1,931,875	100.0%	$1,902,566	100.0%

Allowance for Loan Losses

For the March 31, 2021 CECL estimate, the Company considered a COVID-19 adverse stress scenario and a COVID-19 severe stress scenario, both with a five-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period. Management decided that using only the adverse stress scenario did not factor for the unknown impact and success of the COVID vaccine initiative and the accelerated reopening of schools and businesses.  Management concluded that applying a 50% weight to the adverse stress scenario and a 50% weight to the severe stress scenario, was appropriate given the status of the pandemic at the end of March 2021. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

Our allowance for loan losses remained consistent as compared to December 31, 2020 and increased by $2.4 million to $5.9 million as of March 31, 2021, compared to $3.5 million as of March 31, 2020. The $2.4 million increase in allowance for credit losses was primarily attributable to the adverse business conditions caused by the COVID-19 pandemic assumed in our loan loss model projections and to the increase in our loan portfolio from March 31, 2020 to March 31, 2021. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses.

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

The following table illustrates the activity in our allowance for credit losses over the periods indicated:

	Three Months Ended
	March 31, 2021	December 31, 2020	March 31, 2020
Allowance for credit losses:
Beginning balance	$5,845	$5,748	$2,240
Impact of adopting ASC 326	—	—	137
Provision for loan losses	105	406	1,290
Charge-offs	(69)	(309)	(171)
Ending balance	$5,881	$5,845	$3,496
Total loans held for investment (UPB), excluding FVO (1)	$1,989,316	$1,930,334	$1,899,179
Allowance for credit losses / loans held for investment, excluding FVO	0.30%	0.30%	0.18%

(1)

Reflects the UPB of loans held for investment excluding loans held for investment at fair value (FVO). Loans held for investment, net on the consolidated balance sheets is net of allowance for credit losses of $5.9 million, and net deferred loan origination fees/costs of $25.1 million as of March 31, 2021.

Credit Quality – Loans Held for Investment and Loans Held for Investment at Fair Value

The following table provides delinquency information on our loans held for investment and loans held for investment at fair value by UPB as of the dates indicated:

	March 31, 2021 (A)		COVID-19 Forbearance	December 31, 2020 (A)		COVID-19 Forbearance	March 31, 2020
Performing/Accruing:
Current	$1,528,684	76.8%	$234,365	$1,445,131	74.8%	$259,147	$1,571,822	82.6%
30-59 days past due	67,100	3.4	20,473	89,284	4.6	32,115	126,740	6.7
60-89 days past due	59,700	3.0	34,451	62,694	3.2	34,493	52,868	2.8
90+ days past due	152	0.0	152	1,953	0.1	1,953	—	—
Total Performing Loans	1,655,636	83.2	289,441	1,599,062	82.8	327,708	1,751,430	92.1
Nonperforming/Nonaccrual:
<90 days past due	18,076	0.9	3,426	20,778	1.1	727	11,600	0.6
90+ days past due	72,303	3.6	29,314	82,004	4.2	34,120	42,529	2.2
Bankruptcy	15,226	0.8	3,126	12,655	0.7	1,650	9,463	0.5
In foreclosure	229,443	11.5	38,432	217,376	11.3	27,868	87,544	4.6
Total nonperforming loans	335,048	16.8	74,298	332,813	17.2	64,365	151,136	7.9
Total loans held for investment	$1,990,684	100.0%	$363,739	$1,931,875	100.0%	$392,073	$1,902,566	100.0%

(A)	Balance includes $363.7 million UPB of loans held for investment as of March 31, 2021 and $392.1 million as of December 31, 2020 in our COVID-19 forbearance program.

Other than loans in the COVID-19 forbearance program, loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $335.0 million or 16.8% of our held for investment loan portfolio as of March 31, 2021, compared to $332.8 million, or 17.2% as of December 31, 2020, and $151.1 million, or 7.9% of the held for investment loan portfolio as of March 31, 2020. The increase in total nonperforming loans as of March 31, 2021 was primarily attributed to the COVID-19 pandemic. We believe the significant equity cushion at origination and the active management of loans will continue to minimize credit losses on the resolution of defaulted loans and disposition of REO properties.

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following table summarizes the resolution activities of loans that became nonperforming prior to the beginning of the periods indicated or became nonperforming and subsequently resolved during the periods indicated. We resolved $46.5 million and $16.4 million of non-performing loans during the quarter ended March 31, 2021 and March 31, 2020, respectively. Including REO resolutions, we realized net gains of $1.3 million and $0.7 million during the quarter ended March 31, 2021 and 2020, respectively. This is largely the result of collecting default interest and prepayment penalties in excess of the contractual interest due and collected.

The table below includes nonperforming loan resolutions for our long-term loans that did not receive a COVID-19 forbearance in 2020.

	Three Months Ended
Long-Term Loans	March 31, 2021		December 31, 2020		March 31, 2020
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$15,961	$795	$16,371	$115	$12,928	$850
Resolved — paid current	10,774	62	13,414	880	3,504	101
Resolved — REO sold	2,754	76	237	69	1,091	(293)
Total resolutions	$29,489	$933	$30,022	$1,064	$17,523	$658
Recovery rate on resolved nonperforming UPB		103.2%		103.5%		103.8%

The table below includes nonperforming loan resolutions for our short-term loans, now being held for investment, and also includes loans that were granted a COVID-19 forbearance in 2020. Prior to January 1, 2021, nonperforming loan resolutions presented only consisted of long-term nonperforming loans held for investment since the short-term loans, or loans with a maturity of two-year or less, were being held for sale until later in 2020. The short-term loans do not require prepayment fees and result in a lower gain when paid in full, as compared to long term loans.

	Three Months Ended
Short-Term and Forbearance Loans	March 31, 2021		December 31, 2020		March 31, 2020
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$8,569	$343	$—	$—	$—	$—
Resolved — paid current	11,170	40	—	—	—	—
Resolved — REO sold	—	—	—	—	—	—
Total resolutions	$19,739	$383	$—	$—	$—	$—
Recovery rate on resolved nonperforming UPB		101.9%		—		—

Our charge-offs incurred have been small as a percentage of nonperforming loans held for investment. The table below shows our actual loan losses for the periods indicated.

	Three Months Ended		Year Ended December 31,
($ in thousands)	March 31, 2021		2020	2019
Average nonperforming loans for the period (1)	333,239		246,972	102,567
Charge-offs	69		1,600	579
Charge-offs / Average nonperforming loans for the period (1)	0.08%	(2)	0.65%	0.56%

(1)	Reflects the monthly average of nonperforming loans held for investment during the period.
(2)	Reflects annualized year-to-date charge-offs to average nonperforming loans for the period.

Concentrations – Loans Held for Investment

As of March 31, 2021, our held for investment loan portfolio was concentrated in investor 1-4 loans, representing 49.5% of the UPB. Mixed used properties represented 13.8% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. By geography, the principal balance of our loans held for investment were concentrated 22.9% in New York, 22.5% in California, 12.4% in Florida, and 8.3% in New Jersey.

Property Type	March 31, 2021
($ in thousands)	Loan Count	UPB	% of Total UPB
Investor 1-4	3,511	$984,845	49.5%
Mixed use	718	275,036	13.8
Multifamily	433	183,163	9.2
Retail	412	177,655	8.9
Office	279	112,875	5.7
Warehouse	206	121,631	6.1
Other(1)	376	135,479	6.8
Total loans held for investment	5,935	$1,990,684	100%

(1)	All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	March 31, 2021
($ in thousands)	Loan Count	UPB	% of Total UPB
New York	941	$449,021	22.9%
California	904	455,777	22.5
Florida	839	246,462	12.4
New Jersey	631	164,812	8.3
Other(1)	2,620	674,612	33.9
Total loans held for investment	5,935	$1,990,684	100%

(1)	All other states individually comprise less than 5.0% of the total unpaid principal balance.

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

As of March 31, 2021, our REO included 31 properties with a lower of cost or estimated fair value of $14.5 million compared to 35 properties with a lower of cost or estimated fair value of $15.8 million as of December 31, 2020.

Key Performance Metrics

	Three Months Ended
($ in thousands)	March 31, 2021 (1)		December 31, 2020 (1)	March 31, 2020 (1)
Average loans	$1,936,664		$1,979,155	$2,083,783
Portfolio yield	8.41%		8.40%	8.57%
Average debt — portfolio related	1,662,170		1,726,245	1,889,668
Average debt — total company	1,770,535		1,804,245	1,984,136
Cost of funds — portfolio related	5.01%		4.97%	4.84%
Cost of funds — total company	6.37%	(2)	5.18%	5.88%	(3)
Net interest margin — portfolio related	4.10%		4.07%	4.18%
Net interest margin — total company	2.59%	(2)	3.68%	2.97%	(3)
Charge-offs/Average loans held for investment	0.00%		0.08%	0.01%
Pre-tax return on equity	8.27%	(2)	21.82%	6.62%	(3)
Return on equity	6.10%	(2)	17.78%	4.58%	(3)

(1)	Percentages are annualized.
(2)

Excluding the one-time debt issuance cost write-off of $2.9 million and prepayment penalties of $1.6 million associated with the $78.0 million payoff of our corporate debt in February 2021, key performance metrics for the three months ended March 31, 2021 are as follows: Costs of funds – total company 5.35%; Net interest margin – total company 3.52%; Pre-tax return on equity 16.36%; and Return on equity 12.07%.

(3)

Excluding the one-time debt issuance costs write-off of $3.5 million and prepayment penalties of $0.3 million associated with the $75.0 million paydown of our corporate debt in January 2020, key performance metrics for the three months ended March 31, 2020 are as follows: Cost of funds — total company 5.12%; Net interest margin — total company 3.69%; Pre-tax return on equity 13.32%; and Return on equity 9.22%.

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

Average Debt — Portfolio Related and Total Company

Portfolio-related debt consists of borrowings related directly to financing our loan portfolio, which includes our warehouse facilities and securitizations. Total company debt consists of portfolio- related debt and corporate debt. The measures presented here reflect the monthly average of all portfolio- related and total company debt, as measured by outstanding principal balance, over the specified time period.

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

Our portfolio related cost of funds increased to 5.01% for the three months ended March 31, 2021 from 4.97% for the three months ended December 31, 2020 and increased from 4.84% for the three months ended March 31, 2020.

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

Over the periods shown below, our portfolio related net interest margin increased slightly from 4.07% for the three months ended December 31, 2020 to 4.10% for the three months ended March 31, 2021 due to strong resolutions on nonperforming loans and a modest improvement in the nonaccrual rate. Portfolio related net interest margin decreased from 4.18% for the three months ended March 31, 2020 to 4.10% for the three months ended March 31, 2021 mainly as a result of increased nonperforming loans due to the COVID-19 pandemic and, to a lesser extent, the seasoning of our loan portfolio.

Our total company net interest margin decreased from 2.97% and 3.68% for the three months ended March 31, 2020 and December 31, 2020, respectively, to 2.59% for the three months ended March 31, 2021 as a result of expensing the unamortized debt issuance costs and prepayment fees associated with the payoff and paydown of the 2019 Term Loan in February 2021 and January 2020, respectively.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Three Months Ended
	March 31, 2021				December 31, 2020			March 31, 2020
		Interest	Average			Interest	Average		Interest	Average
	Average	Income /	Yield /		Average	Income /	Yield /	Average	Income /	Yield /
($ in thousands)	Balance	Expense	Rate (1)		Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Loan portfolio:
Loans held for sale	$8,904				$20,719			$202,474
Loans held for investment	1,927,760				1,958,436			1,881,309
Total loans	$1,936,664	$40,707	8.41%		$1,979,155	$41,557	8.40%	$2,083,783	$44,637	8.57%

Debt:
Warehouse facilities	$113,528	1,705	6.01%	(4)	$60,065	717	4.77%	$347,350	$4,301	4.95%
Securitizations	1,548,642	19,127	4.94%		1,666,180	20,726	4.98%	1,542,318	18,547	4.81%
Total debt - portfolio related	1,662,170	20,832	5.01%		1,726,245	21,443	4.97%	1,889,668	22,848	4.84%
Corporate debt	108,365	7,350	27.13%	(5)	78,000	1,900	9.74%	94,468	6,342	26.85%	(6)
Total debt	$1,770,535	$28,182	6.37%		$1,804,245	$23,343	5.18%	$1,984,136	$29,190	5.88%

Net interest spread - portfolio related (2)			3.39%				3.43%			3.73%
Net interest margin - portfolio related			4.10%				4.07%			4.18%

Net interest spread - total company (3)			2.04%	(5)			3.22%			2.68%	(6)
Net interest margin - total company			2.59%	(5)			3.68%			2.97%	(6)

(1)	Annualized.
(2)	Net interest spread — portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)	Net interest spread — total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.
(4)	The debt issuance cost amortization was higher for the three months ended March 31, 2021 as a result of a lower average outstanding borrowing balance from a new financing facility.

(5)

Excluding the one-time debt issuance cost write-off of $2.9 million and prepayment penalties of $1.6 million associated with the $78.0 million payoff of our corporate debt in February 2021, the corporate debt average rate would have been 10.49%; net interest spread — total company would have been 3.06%; and net interest margin — total company would have been 3.52% for the three months ended March 31, 2021.

(6)

Excluding the one-time debt issuance costs write-off of $3.5 million and prepayment penalties of $0.3 million associated with the $75.0 million paydown of our corporate debt in January 2020, the corporate debt average rate would have been 10.88%; net interest spread — total company would have been 3.44%; and net interest margin — total company would have been 3.69% for the three months ended March 31, 2020.

Charge-Offs

Our annualized charge-off rate for the three months ended March 31, 2021 decreased to 0.00% from 0.08% for the three months ended December 31, 2020. The annualized charge-off rate decreased from 0.01% for the three months ended March 31, 2020 to 0.00% for three months ended March 31, 2021. The decrease in the charge-off rate was primarily attributable to the minimal charge-offs incurred in the three months ended March 31, 2021. The charge-offs rate reflects year-to-date annualized charge-offs as a percentage of average loans held for investment for the respective quarter. We do not record charge-offs on our loans held for sale which are carried at the lower of cost or estimated fair value.

Pre-Tax Return on Equity and Return on Equity

Pre-tax return on equity and return on equity reflect income before income taxes and net income, respectively, as a percentage of the monthly average of stockholders/members’ equity over the specified time period.

	Three Months Ended
($ in thousands)	March 31, 2021 (2)	December 31, 2020	March 31, 2020 (3)
Income before income taxes (A)	$4,604	$11,753	$3,727
Net income (B)	3,396	9,576	2,579

Monthly average balance:
Stockholders' / Members' equity (C)	222,810	215,489	225,125

Pre-tax return on equity (A)/(C) (1)	8.3%	21.8%	6.6%

Return on equity (B)/(C) (1)	6.1%	17.8%	4.6%

(1)	Annualized.
(2)

Excluding the one-time debt issuance cost write-off of $2.9 million and prepayment penalties of $1.6 million associated with the $78.0 million payoff of our corporate debt in February 2021, income before income taxes would have been $9.1 million; net income would have been $6.7 million; pre-tax return on equity would have been 16.4%; and return on equity would have been 12.1% for the three months ended March 31, 2021.

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

Interest Expense — Portfolio Related

Portfolio related interest expense is incurred on the debt we incur to fund our loan origination and portfolio activities and consists of our warehouse facilities and securitizations. Portfolio related interest expense also includes the amortization of expenses incurred as a result of issuing the debt, which are amortized using the level yield method. Key drivers of interest expense include the debt amounts outstanding, interest rates, and the mix of our securitizations and warehouse liabilities.

Net Interest Income — Portfolio Related

Portfolio related net interest income represents the difference between interest income and portfolio related interest expense.

Interest Expense — Corporate Debt

Interest expense on corporate debt primarily consists of interest expense paid with respect to the 2019 Term Loan and the 2021 Term Loan, as reflected on our consolidated balance sheets, and the related amortization of deferred debt issuance costs.

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

Valuation Allowance on Loans Held for Sale.Loans held for sale are carried at the lower of cost or estimated fair value. Adjustments to the carrying value of loans held for sale to estimate fair value are reported as valuation allowance.

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

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2021	March 31, 2020	$ Change	% Change
Interest income	$40,707	$44,637	$(3,930)	(8.8)%
Interest expense - portfolio related	20,832	22,848	$(2,016)	(8.8)%
Net interest income - portfolio related	19,875	21,789	(1,914)	(8.8)%
Interest expense - corporate debt	7,350	6,342	$1,008	15.9%
Net interest income	12,525	15,447	(2,922)	(18.9)%
Provision for loan losses	105	1,290	$(1,185)	(91.9)%
Net interest income after provision for loan losses	12,420	14,157	(1,737)	(12.3)%
Other operating income	2,801	1,620	$1,181	72.9%
Total operating expenses	10,617	12,050	$(1,433)	(11.9)%
Income before income taxes	4,604	3,727	877	23.5%
Income tax expense	1,208	1,148	$60	5.2%
Net income	$3,396	$2,579	$817	31.7%

Net Interest Income — Portfolio Related

	Three Months Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Interest income	$40,707	$44,637	$(3,930)	(8.8)%
Interest expense - portfolio related	20,832	22,848	(2,016)	(8.8)%
Net interest income - portfolio related	$19,875	$21,789	$(1,914)	(8.8)%

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income decreased by $1.9 million from $21.8 million for the three months ended March 31, 2020 to $19.9 million for the three months ended March 31, 2021. The decrease was due to a decrease in our average loan balances from $2.1 billion for the three months ended March 31, 2020 to $1.9 billion for the three months ended March 31, 2021, and a decrease in the average loan yield from 8.57% to 8.41% over the same period, primarily attributable to an increase in nonperforming loans due to the pandemic.

Interest Income.     Interest income decreased by $3.9 million to $40.7 million for the three months ended March 31, 2021, compared to $44.6 million for the three months ended March 31, 2020. The decrease is primarily attributable to a decrease in the average portfolio balance, which decreased $147.1 million from $2.1 billion for the three months ended March 31, 2020 to $1.9 billion for the three months ended March 31, 2021. The average yield over those same periods decreased from 8.57% to 8.41% mainly due to the increase in nonperforming loans due to the COVID-19 pandemic.

The following tables distinguish between the change in interest income attributable to change in volume and the change in interest income attributable to change in rate for the three months ended March 31, 2021 and December 31, 2020, and the three months ended March 31, 2021 and 2020, respectively. The effect of changes in volume is determined by multiplying the change in average loan balance by the previous period’s average yield. The effect of rate changes is calculated by multiplying the change in average yield by the current period’s average loan balance.

	Three Months Ended March 31, 2021 and December 31, 2020
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Three months ended March 31, 2021	$1,936,664	$40,707	8.41%
Three months ended December 31, 2020	1,979,155	41,557	8.40%
Volume variance	(42,491)	(892)
Rate variance		42	0.01%
Total interest income variance		$(850)
(1) Annualized.

	Three Months Ended March 31, 2021 and 2020
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Three months ended March 31, 2021	$1,936,664	$40,707	8.41%
Three months ended March 31, 2020	2,083,783	44,637	8.57%
Volume variance	(147,119)	(3,151)
Rate variance		(779)	(0.16)%
Total interest income variance		$(3,930)
(1) Annualized.

Interest Expense — Portfolio Related.    Portfolio related interest expense consists of interest incurred on our warehouse facilities and securitizations, which increased by 0.05% to 5.01% for the three months ended March 31, 2021 from 4.97% for the three months ended December 31, 2020, as a result of higher amortization expense resulting from faster prepayment speeds on more recent securitizations. The $2.0 million decrease from $22.8 million for the three months ended March 31, 2020 to $20.8 million for the three months ended March 31, 2021 was primarily attributable the decrease in our average debt which declined to $1.7 billion for the three months ended March 31, 2021 from $1.9 billion for the three months ended March 31, 2020.

The following tables present information regarding the portfolio related interest expense and distinguishes between the dollar amount of change in interest expense attributable to changes in the average outstanding debt balance (volume) versus changes in cost of funds (rate) for the three months ended March 31, 2021 and December 31, 2020, and the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31, 2021 and December 31, 2020
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Three months ended March 31, 2021	$1,662,170	$20,832	5.01%
Three months ended December 31, 2020	1,726,245	21,443	4.97%
Volume variance	(64,075)	(796)
Rate variance		185	0.05%
Total interest expense variance		$(611)
(1) Includes securitizations and warehouse agreements.
(2) Annualized.

	Three Months Ended March 31, 2021 and 2020
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Three months ended March 31, 2021	$1,662,170	$20,832	5.01%
Three months ended March 31, 2020	1,889,668	22,848	4.84%
Volume variance	(227,498)	(2,751)
Rate variance		735	0.18%
Total interest expense variance		$(2,016)
(1) Includes securitizations and warehouse agreements.
(2) Annualized.

Net Interest Income After Provision for Loan Losses

	Three Months Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Net interest income - portfolio related	$19,875	$21,789	$(1,914)	(8.8)%
Interest expense - corporate debt	7,350	6,342	1,008	15.9%
Net interest income	12,525	15,447	(2,922)	(18.9)%
Provision for loan losses	105	1,290	(1,185)	(91.9)%
Net interest income after provision for loan losses	$12,420	$14,157	$(1,737)	(12.3)%

Interest Expense — Corporate Debt.     Corporate debt interest expense increased by $1.0 million from $6.3 million for the three months ended March 31, 2020 to $7.4 million for the three months ended March 31, 2021 primarily due to an increase in the corporate debt amount from $75.0 million as of March 31, 2020 to $140.0 million as of March 31, 2021.

Provision for Loan Losses.      Our provision for loan losses decreased from $1.3 million for the three months ended March 31, 2020 to $0.1 million for the three months ended March 31, 2021.

Other Operating Income

Total other operating income increased from $1.6 million for the three months ended March 31, 2020 to $2.8 million for the three months ended March 31, 2021. The $1.2 million increase was primarily attributable to the decrease in unrealized loss on our interest-only strips.

	Three Months Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Gain on disposition of loans	$2,839	$2,618	$221	8.4%
Unrealized (loss) gain on fair value loans	(2)	45	(47)	(104.4)%
Other expense	(36)	(1,043)	1,007	(96.5)%
Total other operating income	$2,801	$1,620	$1,181	72.9%

Operating Expenses

Total operating expenses decreased by $1.4 million to $10.6 million for the three months ended March 31, 2021 from $12.1 million for three months ended March 31, 2020. The decrease was primarily attributable to the $0.7 million and $0.6 million decreases in professional fees and net expenses of real estate owned, respectively.

	Three Months Ended March 31,
($ in thousands)	2021	2020	$ Change	% Change
Compensation and employee benefits	$5,186	$5,041	$145	2.9%
Rent and occupancy	463	456	7	1.5%
Loan servicing	1,867	2,238	(371)	(16.6)%
Professional fees	533	1,184	(651)	(55.0)%
Real estate owned, net	509	1,134	(625)	(55.1)%
Other operating expenses	2,059	1,997	62	3.1%
Total operating expenses	$10,617	$12,050	$(1,433)	(11.9)%

Compensation and Employee Benefits.    Compensation and employee benefits remained relatively flat at $5.2 million for the three months ended March 31, 2021, as compared to $5.0 million for the three months ended March 31, 2020.

Rent and Occupancy.    Rent and occupancy expenses remained consistent at $0.5 million for the three months ended March 31, 2020 and the three months ended March 31, 2021.

Loan Servicing.     Loan servicing expenses decreased from $2.2 million for the three months ended March 31, 2020 to $1.9 million the three months ended March 31, 2021 primarily due to the decrease in our total loan balance, and the decrease in other fees.

Professional Fees.     Professional fees decreased from $1.2 million for the three months ended March 31, 2020 to $0.5 million for the three months ended March 31, 2021, mainly due to a reduction in costs associated with our 2020 IPO.

Net Expenses of Real Estate Owned.     Net expenses of real estate owned decreased from $1.1 million for the three months ended March 31, 2020 to $0.5 million for the three months ended March 31, 2021, mainly due to lower valuation adjustments, and higher gains on sale and rental income.

Other Operating Expenses.     Other operating expenses remained consistent at $2.0 million for the three months ended March 31, 2020 and at $2.1 million for the three months ended March 31, 2021.

Income Tax Expense.    Income tax expense was $1.2 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively. Our consolidated effective tax rate as a percentage of pre-tax income was 26.2% and 30.8% for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2021 was lower compared to the same period in 2020 due to a reserve established in 2020 for an uncertain tax position and the actual change in the uncertain tax position that increased the effective tax rate.

Quarterly Results of Operations

The following table sets forth certain financial information for each completed fiscal quarter since the quarter ended June 30, 2019. The quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The following tables set for our unaudited quarterly results for the periods indicated:

	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(in thousands)
	(unaudited)
Interest income	$40,707	$41,556	$41,374	$39,755	$44,637	$44,124	$40,379	$36,884
Interest expense - portfolio related	20,832	21,442	22,347	21,189	22,848	22,689	21,827	20,324
Net interest income - portfolio related	19,875	20,114	19,027	18,566	21,789	21,435	18,552	16,560
Net interest margin - portfolio related	4.10%	4.07%	3.77%	3.54%	4.18%	4.32%	4.06%	3.91%
Interest expense - corporate debt	7,350	1,900	1,913	1,894	6,342	4,070	3,842	3,353
Net interest income	12,525	18,214	17,114	16,672	15,447	17,365	14,710	13,207
Net interest margin - total company	2.59%	3.68%	3.39%	3.18%	2.97%	3.50%	3.22%	3.12%
Provision for loan losses	105	406	1,573	1,800	1,290	242	338	212
Net interest income after provision for loan losses	12,420	17,808	15,541	14,872	14,157	17,123	14,372	12,995
Other operating income (expense)	2,801	4,691	1,349	(1,339)	1,620	833	(212)	308
Operating expenses	10,617	10,746	11,865	10,908	12,050	9,814	8,484	8,324
Income before income taxes	4,604	11,753	5,025	2,625	3,727	8,142	5,676	4,979
Income tax expense	1,208	2,177	1,544	484	1,148	2,960	1,796	1,444
Net income	$3,396	$9,576	$3,481	$2,141	$2,579	$5,182	$3,880	$3,535

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

Cash and Cash Equivalents

We had cash of $20.4 million and $7.6 million, excluding restricted cash of $6.8 million and $4.5 million as of March 31, 2021 and 2020, respectively. The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities as of the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2021	March 31, 2020
Cash provided by (used in):
Operating activities	$10,424	$1,366
Investing activities	(53,656)	(52,064)
Financing activities	50,181	35,278
Net change in cash, cash equivalents, and restricted cash	$6,949	$(15,420)

Cash flows from operating activities primarily includes net income adjusted for (1) cash used for origination of held for sale loans and the related cash proceeds from the sales of such loans, (2) non-cash items including depreciation, provision for loan loss, discount accretion, and valuation changes, and (3) changes in the balances of operating assets and liabilities.

For the three months ended March 31, 2021, our net cash provided by operating activities consisted mainly of $6.4 million add-back of noncash debt issuance discounts and costs amortization and net income of $3.4 million.

For the three months ended March 31, 2021, our net cash used in investing activities consisted mainly of $236.5 million in cash used to originate held for investment loans, partially offset by $124.2 million in cash received in payments on held for investment loans and $57.9 million in proceeds from sale of loans.

For the three months ended March 31, 2021, our net cash provided by financing activities consisted mainly of $196.6 million and $140.0 million in borrowings from our warehouse facilities and proceeds from secured financing, respectively. The cash generated was partially offset by payments we made of $78.9 million and $128.4 million on our corporate debt and securitizations issued, respectively.

During the three months ended March 31, 2021, we generated approximately $6.9 million of net cash and cash equivalents from operations, investing and financing activities. During the three months ended March 31, 2020, we used approximately $15.4 million of net cash and cash equivalents in operations, investing and financing activities.

Warehouse Facilities

As of March 31, 2021, we had three warehouse facilities to support our loan origination and acquisition facilities. Two agreements are one-year warehouse repurchase facilities and the other agreement is a three-year warehouse facility. The borrowings are collateralized by primarily performing loans, bearing interest at one-month LIBOR with a 0.75% floor plus a margin that ranges from 2.75% to 3.50%. Borrowing under these facilities was $201.8 million as of March 31, 2021. Borrowing under two previous facilities was $73.5 million as of December 31, 2020.

On April 16, 2021, The Company entered into a Term Repurchase Agreement (“the 2021 Term Repurchase Agreement”) with a warehouse lender.  The 2021 Term Repurchase Agreement has a maturity date of April 16, 2024, with a borrowing period through April 16, 2023. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at one-month LIBOR plus 3.0% per annum. The maximum capacity under this facility is $100.0 million.

All warehouse facilities fund less than 100% of the principal balance of the mortgage loans we own requiring us to use working capital to fund the remaining portion. We may need to use additional working capital if loans become delinquent, because the amount permitted to be financed by the facilities may change based on the delinquency performance of the pledged collateral.

All borrower payments on loans financed under the warehouse agreements are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities. The warehouse facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to- net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization to interest expense. If we fail to meet any of the covenants or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of March 31, 2021, we were in compliance with these covenants.

Securitizations

From May 2011 through March 2021, we have completed fifteen securitizations of $3.4 billion of investor real estate loans, issuing $3.1 billion in principal amount of securities to third parties through fifteen respective transactions. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The following table summarizing the investor real estate loans securitized, securities issued, securities retained by us at the time of the securitization, and as of March 31, 2021 and December 31, 2020, and the stated maturity for each securitization. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 5%—30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

($ in thousands)			Equity in Securities Retained as of
Trusts	Mortgage Loans	Securities Issued	Issuance Date	March 31, 2021	December 31, 2020	Stated Maturity Date
2011-1 Trust (1)	$74,898	$61,042	$13,856	$—	$—	August 2040
2014-1 Trust	191,757	161,076	30,682	—	—	September 2044
2015-1 Trust	312,829	285,457	27,372	15,523	15,522	July 2045
2016-1 Trust	358,601	319,809	38,792	17,931	17,931	April 2046
2016-2 Trust	190,255	166,853	23,402	9,514	9,514	October 2046
2017-1 Trust	223,064	211,910	11,154	11,154	11,154	April 2047
2017-2 Trust	258,528	245,601	12,927	5,438	6,232	October 2047
2018-1 Trust	186,124	176,816	9,308	4,757	6,015	April 2048
2018-2 Trust	324,198	307,988	16,210	8,991	9,762	October 2048
2019-1 Trust	247,979	235,580	12,399	8,241	11,540	March 2049
2019-2 Trust	217,921	207,020	10,901	7,901	9,728	July 2049
2019-3 Trust	162,546	154,419	8,127	6,302	6,441	October 2049
2020-1 Trust	261,859	248,700	13,159	13,085	13,085	February 2050
2020-2 Trust	128,470	96,352	32,118	12,847	12,847	June 2050
2020-MC1 Trust	275,956	179,371	96,585	101,130	98,260	July 2050
Total	$3,414,985	$3,057,994	$356,992	$222,814	$228,031
(1)	The Trust was collapsed in July 2019

The following table summarizes outstanding bond balances for each securitization as of March 31, 2021 and December 31, 2020:

($ in thousands)	March 31, 2021	December 31, 2020
2014-1 Trust	$21,690	$23,391
2015-1 Trust	26,762	36,966
2016-1 Trust	50,940	57,963
2016-2 Trust	38,953	45,195
2017-1 Trust	65,728	72,190
2017-2 Trust	114,517	129,478
2018-1 Trust	88,754	102,063
2018-2 Trust	192,240	200,451
2019-1 Trust	173,216	181,579
2019-2 Trust	148,834	158,199
2019-3 Trust	122,072	127,045
2020-1 Trust	208,269	220,052
2020-2 Trust	106,343	109,832
2020-MC1 Trust	116,241	137,794
	$1,474,559	$1,602,198

As of March 31, 2021 and December 31, 2020, the weighted average rate on the securities and certificates for the Trusts were as follows:

	March 31, 2021	December 31, 2020
2014-1 Trust	7.92%	7.46%
2015-1 Trust	6.88%	7.20%
2016-1 Trust	8.06%	7.78%
2016-2 Trust	7.07%	6.63%
2017-1 Trust	5.69%	5.31%
2017-2 Trust	3.40%	3.42%
2018-1 Trust	4.12%	4.04%
2018-2 Trust	4.53%	4.48%
2019-1 Trust	4.11%	4.01%
2019-2 Trust	3.50%	3.48%
2019-3 Trust	3.29%	3.26%
2020-1 Trust	2.84%	2.83%
2020-2 Trust	4.54%	4.55%
2020-MC1 Trust	4.50%	4.50%

Our intent is to use the proceeds from the issuance of new securities primarily to repay our warehouse borrowings and originate new investor real estate loans in accordance with our underwriting guidelines, as well as for general corporate purposes. Our financing sources may include borrowings in the form of additional bank credit facilities (including term loans and revolving credit facilities), agreements, warehouse facilities and other sources of private financing. We also plan to continue using securitization as long-term financing for our portfolio, and we do not plan to structure any securitizations as sales or utilize off-balance-sheet vehicles. We believe any financing of assets and/or securitizations we may undertake will be sufficient to fund our working capital requirements.

Secured Financing (Corporate Debt)

On February 5, 2021, the Company entered into a five-year $175.0 million syndicated corporate debt agreement, the (“2021 Term Loan”). The 2021 Term Loan bears interest at a rate equal to one-month LIBOR plus 8.00% with a 1.00% LIBOR floor, and matures on February 4, 2026. The 2021 Term Loan provides for an initial loan of $125.0 million and a delayed draw commitment of $50.0 million. The delayed draw availability is contingent upon the Company adding a fourth non-mark-to-market warehouse line. On March 24, 2021, the Company received a first advance of $15.0 million of the delayed draw commitment. On April 21, 2021, the Company received the remaining $35.0 million under the delayed draw commitment following the addition of a fourth non-mark-to-market warehouse line on April 16, 2021. The principal of the 2021 Term Loan amortizes quarterly at an annual rate of 2.50% for the first year and 5.00% per year thereafter. A portion of the net proceeds from the 2021 Term Loan was used to redeem all the outstanding 2019 Term Loan. The remaining portion of the net proceeds from the 2021 Term Loan will be used for loan originations and general corporate purposes.

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

Velocity Commercial Capital, LLC is the borrower of the 2021 Term Loan, which is secured by substantially all of the borrower’s non-warehoused assets, with a guarantee from Velocity Financial, Inc., that is secured by the equity interests of the borrower. The syndicated corporate debt agreement contains customary affirmative and negative covenants, including financial maintenance covenants and limitations on dividends by the borrower.

As of March 31, 2021, we maintained warehouse facilities to finance our investor real estate loans and had approximately $204.6 million in outstanding borrowings with $148.2 million of available capacity under our warehouse and repurchase facilities.

In the event we are required to pay the Preferred holders their liquidation preference due to a redemption, liquidation or change of control, we would be required to pay the liquidation preference which is equal to the greater of (i) $2,000 per share from April 5, 2020 through October 5, 2022, which amount increases ratably to $3,000 per share between October 6, 2022 and November 28, 2024 and to $3,000 per share from and after November 28, 2024 and (ii) the amount such Preferred holder would have received if the Preferred had converted into common stock immediately prior to a liquidation.

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

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Forward-looking statements may contain expectations regarding our operations, including the resumption of loan originations, our ability to resolve non-performing loans and avoid losses on non-performing loans and the disposition of REOs and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future funding and development of our business and products. Although we believe that the expectations reflected in these forward-looking statements have a reasonable basis, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this Quarterly Report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

•	the description of our business contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and filed with the Securities and Exchange Commission (“SEC”) on March 17, 2021
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

In accordance with Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report and has concluded that our disclosure controls and procedures, as of such date, were effective to accomplish their objectives at a reasonable assurance level. Management concluded that the consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

On January 25, 2021, the previously disclosed IPO-related class action lawsuit filed against us and certain of our directors, shareholders and underwriters was dismissed.

Item 1A. Risk Factors.

Intentionally omitted pursuant to smaller reporting company reduced disclosure requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Conversion	8-K	001-39183	3.1	1/22/2020

3.2	Certificate of Incorporation of Velocity Financial, Inc.	8-K	001-39183	3.2	1/22/2020

3.3	Bylaws of Velocity Financial, Inc.	8-K	001-39183	3.3	1/22/2020

3.4	Certificate of Designation of Series A Convertible Preferred Stock of Velocity Financial, Inc.	8-K	001-39183	3.1	4/7/2020
3.5	Omnibus Consent between the Company and holders of Series A Preferred Stock dated February 5, 2021

4.1	Form of Warrant to Purchase Common Stock	8-K	001-39183	4.1	4/7/2020

10.1	Stockholders Agreement, dated as of January 16, 2020	10-K	001-39183	10.1	4/7/2020

10.2	Registration Rights Agreement, dated as of January 16, 2020	10-K	001-39183	10.2	4/7/2020

10.3	Velocity Financial, Inc. 2020 Omnibus Incentive Plan*	8-K	001-39183	10.1	1/22/2020

10.4	Form of Nonqualified Stock Option Award Notice and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.6	1/6/2020

10.5	Form of Nonqualified Stock Option Award Notice and Agreement (Director Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.7	1/6/2020

10.6	Form of Nonqualified Stock Option Award Notice and Agreement (Executive Officer Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.8	1/6/2020

10.7	Form of Restricted Stock Unit Grant and Agreement (Director Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.9	1/6/2020

10.8	Form of Restricted Stock Unit Grant and Agreement (Standard Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.10	1/6/2020

10.9	Form of Restricted Stock Grant and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.11	1/6/2020

10.10	Form of Officer and Director Indemnity Agreement*	S-1/A	333-234250	10.37	11/6/2019

10.11	Registration Rights Agreement, dated as of April 7, 2020	8-K	001-39183	10.1	4/7/2020

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
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

VELOCITY FINANCIAL, INC.

Date: May 6, 2021	By:	/s/ Christopher D. Farrar
Christopher D. Farrar
Chief Executive Officer

Date: May 6, 2021	By:	/s/ Mark R. Szczepaniak
Mark R. Szczepaniak
Chief Financial Officer