Form 10-Q
period 2021-06-30
Velocity Financial, Inc.
filed 2021-08-06
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 20,594,005 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$27,741	$13,273
Restricted cash	7,921	7,020
Loans held for sale, net	7,916	13,106
Loans held for investment, net	2,083,753	1,948,089
Loans held for investment, at fair value	1,370	1,539
Total loans, net	2,093,039	1,962,734
Accrued interest receivables	11,094	11,373
Receivables due from servicers	73,517	71,044
Other receivables	10,169	4,085
Real estate owned, net	20,046	15,767
Property and equipment, net	3,625	4,145
Net deferred tax asset	13,196	6,654
Other assets	7,257	6,779
Total assets	$2,267,605	$2,102,874
LIABILITIES
Accounts payable and accrued expenses	$70,049	$63,361
Secured financing, net	164,053	74,982
Securitizations, net	1,558,163	1,579,019
Warehouse and repurchase facilities, net	151,872	75,923
Total liabilities	1,944,137	1,793,285
MEZZANINE EQUITY
Series A Convertible preferred stock (45,000 shares designated, $0.01 par value; 45,000 shares issued and outstanding)	90,000	90,000
STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value, 25,000,000 shares authorized; 45,000 issued and outstanding as reflected in Mezzanine Equity)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized at June 30, 2021 and December 31, 2020; 20,594,005 and 20,087,494 shares issued, respectively)	206	201
Additional paid-in capital	205,215	204,190
Retained earnings	28,047	15,198
Total stockholders' equity	233,468	219,589
Total liabilities, mezzanine equity and stockholders' equity	$2,267,605	$2,102,874

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$44,978	$39,755	$85,685	$84,391
Interest expense — portfolio related	20,566	21,189	41,399	44,036
Net interest income — portfolio related	24,412	18,566	44,286	40,355
Interest expense — corporate debt	4,309	1,894	11,658	8,237
Net interest income	20,103	16,672	32,628	32,118
(Reversal of) provision for loan losses	(1,000)	1,800	(895)	3,088
Net interest income after (reversal of) provision for loan losses	21,103	14,872	33,523	29,030
Other operating income
Gain on disposition of loans	2,391	155	5,230	2,772
Unrealized gain (loss) on fair value loans	20	(13)	18	32
Other income (expense)	21	(1,481)	(15)	(2,524)
Total other operating income (loss)	2,432	(1,339)	5,233	280
Operating expenses
Compensation and employee benefits	4,546	5,863	9,732	10,904
Rent and occupancy	430	448	893	903
Loan servicing	1,922	1,754	3,788	3,658
Professional fees	795	588	1,329	1,772
Real estate owned, net	1,039	408	1,548	1,542
Other operating expenses	1,918	1,847	3,977	4,180
Total operating expenses	10,650	10,908	21,267	22,959
Income before income taxes	12,885	2,625	17,489	6,351
Income tax expense	3,432	484	4,640	1,631
Net income	$9,453	$2,141	$12,849	$4,720
Less undistributed earnings attributable to participating securities	$3,571	$—	$4,854	$—
Less deemed dividends on preferred stock	$—	$48,955	$—	$48,955
Net earnings attributable to common stockholders	$5,882	$(46,814)	$7,995	$(44,235)
Earnings per common share
Basic	$0.29	$(2.33)	$0.40	$(2.20)
Diluted	$0.28	$(2.33)	$0.38	$(2.20)
Weighted average common shares outstanding
Basic	20,087	20,087	20,087	20,087
Diluted	33,960	20,087	33,684	20,087

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS' EQUITY

($ in thousands)

(Unaudited)

		Common Stock
	Members’ Equity	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance – December 31, 2019	$152,844	—	$—	$—	$—	$152,844
Cumulative effect of change in accounting principle (1)	—	—	—	—	(96)	(96)
Balance - January 1, 2020	$152,844	—	$—	$—	$(96)	$152,748
Class A equity units conversion	(92,650)	—	—	—	—	(92,650)
Class D equity units conversion	(60,194)	—	—	—	—	(60,194)
Issuance of common stock	—	20,087,494	201	247,539	—	247,740
Stock-based compensation	—	—	—	207	—	207
Net income	—	—	—	—	2,579	2,579
Balance – March 31, 2020	$—	20,087,494	$201	$247,746	$2,483	$250,430
Deemed dividends-convertible preferred stock	—	—	—	(46,472)	(2,483)	(48,955)
Issuance of warrants	—	—	—	2,158	—	2,158
Stock-based compensation	—	—	—	253	—	253
Net income	—	—	—	—	2,141	2,141
Balance – June 30, 2020	$—	20,087,494	$201	$203,685	$2,141	$206,027

Balance – December 31, 2020	$—	20,087,494	$201	$204,190	$15,198	$219,589
Restricted stock awarded and earned stock compensation	—	480,000	5	226	—	231
Stock-based compensation - Options	—	—	—	254	—	254
Net income	—	—	—	—	3,396	3,396
Balance – March 31, 2021	—	20,567,494	$206	$204,670	$18,594	$223,470
Restricted stock awarded and earned stock compensation	—	26,511	—	291	—	291
Stock-based compensation - Options	—	—	—	254	—	254
Net income	—	—	—	—	9,453	9,453
Balance – June 30, 2021	$—	20,594,005	$206	$205,215	$28,047	$233,468

(1)	Impact due to adoption of ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", and related amendments on January 1, 2020.

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net income	$12,849	$4,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	603	606
Amortization of right-of-use assets	565	609
(Reversal of) provision for loan losses	(895)	3,088
Origination of loans held for sale	—	(96,064)
Proceeds from sales of loans held for sale	—	80,858
Purchase of held for sale loans	(755)	(203)
Repayments on loans held for sale	11	18,843
Net accretion of discount on purchased loans and deferred loan origination costs	3,092	2,265
Provision for uncollectible borrower advances	47	174
Gain on disposition of loans	(4,598)	(2,272)
Real estate acquired through foreclosure in excess of recorded investment	(632)	(500)
Amortization of debt issuance discount and costs	10,156	8,862
Loss on disposal of property and equipment	18	38
Change in valuation of real estate owned	1,235	1,216
Change in valuation of fair value loans	(18)	(32)
Change in valuation of held for sale loans	(2)	961
Gain on sale of real estate owned	(162)	(395)
Stock-based compensation	1,030	460
Net deferred tax benefit	(6,542)	2,765
(Increase) decrease in operating assets and liabilities:
Accrued interest and other receivables	(476)	(4,440)
Other assets	(1,081)	(975)
Accounts payable and accrued expenses	6,451	3,156
Net cash provided by operating activities	20,896	23,740
Cash flows from investing activities:
Purchase of loans held for investment	(3,490)	(3,571)
Origination of loans held for investment	(496,497)	(153,600)
Payoffs of loans held for investment and loans at fair value	82,856	163,998
Proceeds from sales of loans originally classified as held for investment	274,042	—
Proceeds from sale of real estate owned	4,076	2,827
Capitalized real estate owned improvements	(29)	(347)
Change in advances	(667)	(2,554)
Change in impounds and deposits	167	(3,367)
Purchase of property and equipment	(102)	(682)
Net cash (used in) provided by investing activities	(139,644)	2,704
Cash flows from financing activities:
Warehouse repurchase facilities advances	414,030	250,416
Warehouse repurchase facilities repayments	(337,332)	(511,664)
Proceeds from secured financing	175,000	—
Repayment of secured financing	(79,969)	(75,000)
Proceeds of securitizations, net	251,274	341,926
Repayment of securitizations	(273,810)	(179,968)
Debt issuance costs	(15,076)	(5,268)
Issuance of common stock	—	100,800
Preferred stock issuance costs	—	41,045
Proceeds from issuance of warrants	—	2,158
IPO deal costs	—	(1,903)
Net cash provided by (used in) financing activities	134,117	(37,458)
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,369	(11,014)
Cash, cash equivalents, and restricted cash at beginning of period	20,293	27,552
Cash, cash equivalents, and restricted cash at end of period	$35,662	$16,538

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for interest	$42,898	$42,824
Cash paid during the period for income taxes	4,682	38
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to held for sale	80,498	—
Transfer of loans held for investment to real estate owned	8,767	5,380
Transfer of accrued interest to loans held for investment	618	—
Discount on issuance of securitizations	27	3,126
Transfer of loans held for sale to held for investment	4,615	—
Deferred IPO costs charged against additional paid-in capital	—	(4,000)

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2014-1 Trust through and including the 2021-1 Trust, all of which are New York common law trusts. The Trusts are bankruptcy remote, variable interest entities (VIE) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2021 and 2020 have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal, recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter for the full year. The interim financial information should be read in conjunction with the Company’s audited Consolidated Financial Statements.

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

The following table presents a summary of the assets and liabilities of the Trusts as of June 30, 2021 and December 31, 2020.  Intercompany balances have been eliminated for purposes of this presentation (in thousands):

	June 30, 2021	December 31, 2020
Restricted cash	$6,143	$6,743
Loans held for investment, net	1,858,737	1,874,991
Accrued interest and other receivables	82,829	82,342
Real estate owned, net	14,395	9,698
Other assets	9	12
Total assets	$1,962,113	$1,973,786
Accounts payable and accrued expenses	$43,844	$43,795
Securities issued	1,558,163	1,579,019
Total liabilities	$1,602,007	$1,622,814

The consolidated financial statements as of June 30, 2021 and December 31, 2020 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs.

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

ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs.” ASU 2020-08 clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. The adoption of this standard on January 1, 2021 did not have a material impact on the Company’s consolidated financial statements.

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

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	$27,741	$9,803
Restricted cash	7,921	6,735
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$35,662	$16,538

Note 5 — Loans Held for Sale, Net

 The following table summarizes loans held for sale as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Unpaid principal balance	$7,823	$12,929
Valuation adjustments	(15)	(17)
Deferred loan origination costs	108	194
Ending balance	$7,916	$13,106

Note 6 — Loans Held for Investment and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of June 30, 2021 and December 31, 2020 (in thousands):
	June 30, 2021
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment
Unpaid principal balance	$2,061,008	$1,354	$2,062,362
Valuation adjustments on FVO loans	—	16	16
Deferred loan origination costs	26,708	—	26,708
	2,087,716	1,370	2,089,086
Allowance for loan losses	(3,963)	—	(3,963)
Total loans held for investment and loans held for investment at fair value, net	$2,083,753	$1,370	$2,085,123

	December 31, 2020
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment
Unpaid principal balance	$1,930,334	$1,541	$1,931,875
Valuation adjustments on FVO loans	—	(2)	(2)
Deferred loan origination costs	23,600	—	23,600
	1,953,934	1,539	1,955,473
Allowance for loan losses	(5,845)	—	(5,845)
Total loans held for investment and loans held for investment at fair value, net	$1,948,089	$1,539	$1,949,628

The following table presents the activity in the Unpaid Principal Balance (“UPB”) and amortized cost basis of loans in the Company's COVID-19 forbearance program for the three and six months ended June 30, 2021 ($ in thousands):

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
	UPB	%	Amortized Cost	%	UPB	%	Amortized Cost	%
Beginning balance	$363,739		$368,230		$392,073		$396,918
Additions	—		—		2,616		2,615
Foreclosures	—		—		(253)		(260)
Repayments	(21,297)		(21,533)		(51,994)		(52,576)
Ending balance	$342,442		$346,697		$342,442		$346,697

Performing/Accruing	$251,929	73.6%	$255,284	73.6%	$251,929	73.6%	$255,284	73.6%

Nonperforming/Nonaccrual	$90,513	26.4%	$91,413	26.4%	$90,513	26.4%	$91,413	26.4%

The following table presents the UPB and amortized cost basis of loans in the Company's COVID-19 forbearance program as of December 31, 2020 ($ in thousands):

	December 31, 2020
	UPB	%	Amortized Cost	%
Ending balance	$392,073		$396,918

Performing/Accruing	$327,708	83.6%	$330,495	83.3%

Nonperforming/Nonaccrual	$64,365	16.4%	$66,423	16.7%

Since the inception of the COVID-19 forbearance program, the Company has modified $404.1 million in UPB of loans, which includes capitalized interest of $8.6 million. As of June 30, 2021, $90.2 million in UPB of modified loans has been paid down, which includes $1.3 million of capitalized interest received.

Approximately 73.6% and 83.6% of the COVID forbearance loans in UPB were performing, and 26.4% and 16.4% were on nonaccrual status as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021 and December 31, 2020, the gross unpaid principal balance of loans held for investment pledged as collateral for the Company’s warehouse facilities, and securitizations issued were as follows (in thousands):

	June 30, 2021	December 31, 2020
The 2013 repurchase agreement	$51,819	$91,074
The 2015 repurchase agreement	118,950	—
The Bank credit agreement	31,022	—
The 2021 term repurchase agreement	2,159	—
Total pledged loans	$203,950	$91,074

2014-1 Trust	19,622	22,228
2015-1 Trust	38,829	48,179
2016-1 Trust	61,430	71,271
2016-2 Trust	38,625	47,282
2017-1 Trust	64,463	81,376
2017-2 Trust	112,962	137,970
2018-1 Trust	88,449	112,042
2018-2 Trust	194,078	224,195
2019-1 Trust	175,707	203,144
2019-2 Trust	154,113	175,560
2019-3 Trust	121,069	135,527
2020-1 Trust	216,118	241,664
2020-2 Trust	113,023	123,646
2020-MC1 Trust	174,909	228,470
2021-1 Trust	261,965	—
Total	$1,835,362	$1,852,554

(a)	Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment that were nonperforming and on nonaccrual status as of June 30, 2021 and December 31, 2020, and accruing loans that were 90 days or more past due (“DPD”) as of June 30, 2021 and December 31, 2020. These accruing loans that were 90 or more days past due represent loans that were granted a forbearance under the Company’s COVID-19 payment forbearance programs.

	June 30, 2021
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual Loans	Loans 90+ DPD Still Accruing COVID-19 Program
	($ in thousands)
Commercial - Purchase	$19,314	$18,768	$546	$57	0.3%	$—
Commercial - Refinance	92,397	82,097	10,300	1,005	4.6	—
Residential 1-4 Unit - Purchase	21,084	20,736	348	120	0.6	—
Residential 1-4 Unit - Refinance	112,294	107,468	4,826	342	1.6	156
Quick Fix 1-4 Unit - Purchase	23,883	23,467	416	56	0.3	—
Quick Fix 1-4 Unit - Refinance	50,002	44,870	5,132	369	1.7	—
Total	$318,974	$297,406	$21,568	$1,949	9.1%	$156

Troubled Debt Restructuring included in nonaccrual loans:	$169	$—	$—	$25	—	$—

	December 31, 2020
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual Loans	Loans 90+ DPD Still Accruing COVID-19 Program
	($ in thousands)
Commercial - Purchase	$22,166	$20,955	$1,211	$153	0.7%	$—
Commercial - Refinance	101,117	96,804	4,313	519	2.3	1,747
Residential 1-4 Unit - Purchase	26,373	25,839	534	128	0.6	—
Residential 1-4 Unit - Refinance	120,152	113,206	6,946	465	2.1	109
Quick Fix 1-4 Unit - Purchase	6,585	3,808	2,777	525	2.4	—
Quick Fix 1-4 Unit - Refinance	59,843	53,616	6,227	878	4.0	123
Total	$336,236	$314,228	$22,008	$2,668	12.1%	$1,979

Troubled Debt Restructuring included in nonaccrual loans:	$173	$—	$—	$25	—	$—

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

The following tables present the amortized cost basis in the loans held for investment, excluding loans held for investment at fair value, as of June 30, 2021 and 2020, and the amount of accrued interest receivables written off by reversing interest income by portfolio segment for the three and six months ended June 30, 2021 and 2020 (in thousands):
	Three Months Ended June 30,
	2021		2020
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$366,737	$53	$303,373	$303
Commercial - Refinance	690,964	225	711,397	1,961
Residential 1-4 Unit - Purchase	276,896	63	245,579	321
Residential 1-4 Unit - Refinance	608,543	281	606,432	1,643
Quick Fix 1-4 Unit - Purchase	40,205	639	—	—
Quick Fix 1-4 Unit - Refinance	104,371	117	—	—
Total	$2,087,716	$1,378	$1,866,781	$4,228

	Six Months Ended June 30,
	2021		2020
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$366,737	$192	$303,373	$425
Commercial - Refinance	690,964	693	711,397	2,633
Residential 1-4 Unit - Purchase	276,896	121	245,579	404
Residential 1-4 Unit - Refinance	608,543	801	606,432	2,255
Quick Fix 1-4 Unit - Purchase	40,205	685	—	—
Quick Fix 1-4 Unit - Refinance	104,371	358	—	—
Total	$2,087,716	$2,850	$1,866,781	$5,717

For the six months ended June 30, 2021 and 2020 cash basis interest income recognized on nonaccrual loans was $16.7 million and $6.7 million, respectively, and $9.9 million and $3.4 million for the three months ended June 30, 2021 and 2020, respectively. Other than loans in the Company’s COVID-19 forbearance programs, no accrued interest income was recognized on nonaccrual loans for the three and six months ended June 30, 2021 and 2020. The average recorded investment of individually evaluated loans, computed using month-end balances, was $337.9 million and $217.8 million for the three months ended June 30, 2021 and 2020, respectively, and $337.5 million and $180.2 million for the six months ended June 30, 2021 and 2020, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified as of June 30, 2021 and 2020.

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

The Company uses an open pool loss rate methodology to model expected credit losses on a collective basis. To determine the loss rates for the open pool method, the Company starts with its historical database of losses, segmenting the loans by loan purpose, product type and repayment period. A third-party model applying the open pool method is used to estimate an annual average loss rates by dividing the respective pool's quarterly historical losses by the pool's respective prior quarter’s ending unamortized loan cost balance and deriving an annual average loss rate from the historical quarterly loss rates. The model then adjusts the annual average loss rates based upon macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates are applied to the forecasted pool balance within each segment. The forecasted balances in the loan pool segments are calculated based on a principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments. For the June 30, 2021 estimate, the Company considered a COVID-19 adverse stress scenario with a five-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period. Management concluded that applying the adverse stress scenario was appropriate given the status of the pandemic at the end of June 2021.

Once a loan becomes nonperforming (90 or more days past due), it no longer shares the same risk characteristics of the other loans within its segment of homogeneous loans (pool). Nonperforming loans are considered collateral dependent by the Company. These loans are evaluated individually using the practical expedient to determine the credit exposure.

The following tables present the activity in the allowance for credit losses for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30, 2021
			Residential	Residential	Quick Fix	Quick Fix
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - April 1,2021	$328	$1,990	$322	$1,227	$386	$1,628	$5,881
Provision for loan losses (1)	48	28	(41)	(229)	(313)	(493)	(1,000)
Charge-offs	(114)	(95)	—	(151)	—	(558)	(918)
Ending balance	$262	$1,923	$281	$847	$73	$577	$3,963

Allowance related to:
Loans individually evaluated	$57	$1,005	$120	$342	$56	$369	$1,949
Loans collectively evaluated	205	918	161	507	16	207	2,014
Amortized cost related to:
Loans individually evaluated	$19,314	$92,397	$21,084	$112,294	$23,883	$50,002	$318,974
Loans collectively evaluated	347,423	598,567	255,812	496,249	16,322	54,369	1,768,742
	Three Months Ended June 30, 2020
			Residential	Residential	Quick Fix	Quick Fix
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - April 1,2021	$352	$1,594	$250	$1,300	$—	$—	3,496
Provision for loan losses (1)	172	1,093	211	324	—	—	1,800
Charge-offs	—	—	(58)	(18)	—	—	(76)
Ending balance	$524	$2,687	$403	$1,606	$—	$—	$5,220

	Six Months Ended June 30, 2021
			Residential	Residential	Quick Fix	Quick Fix
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - January 1,2021	$373	$2,093	$333	$1,216	$595	$1,235	$5,845
Provision for loan losses (1)	3	(76)	(15)	(218)	(508)	(81)	(895)
Charge-offs	(114)	(94)	(37)	(151)	(14)	(577)	(987)
Ending balance	$262	$1,923	$281	$847	$73	$577	$3,963

Allowance related to:
Loans individually evaluated	$57	$1,005	$120	$342	$56	$369	$1,949
Loans collectively evaluated	205	918	161	507	16	207	2,014
Amortized cost related to:
Loans individually evaluated	$19,314	$92,397	$21,084	$112,294	$23,883	$50,002	$318,974
Loans collectively evaluated	347,423	598,567	255,812	496,249	16,322	54,369	1,768,742

	Six Months Ended June 30, 2020
			Residential	Residential	Quick Fix	Quick Fix
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$304	$1,016	$148	$772	$—	$—	$2,240
Impact of adopting ASC 326	19	62	9	47	—	—	137
Balance - January 1, 2020	$323	$1,078	$157	$819	$—	$—	$2,377
Provision for loan losses (1)	280	1,609	382	817	—	—	3,088
Charge-offs	(79)	—	(136)	(30)	—	—	(245)
Ending balance	$524	$2,687	$403	$1,606	$—	$—	$5,220

Allowance related to:
Loans individually evaluated	$181	$592	$96	$404	$—	$—	1,273
Loans collectively evaluated	342	2,095	307	1,203	—	—	3,947
Amortized cost related to:
Loans individually evaluated	$20,615	$113,350	$22,017	$114,790	$—	$—	270,772
Loans collectively evaluated	282,759	598,046	223,561	491,643	—	—	1,596,009

(1)

The provision for loan losses decreased from approximately $1.8 million and $3.1 million for the three and six months ended June 30,2020 respectively to reversal of $(1.0) and $(0.9) million for the three and six months ended June 30, 2021 respectively due mainly to an improved economic outlook as the economy recovers from the COVID-19 pandemic.

(c)	Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-off rate in relation to its nonperforming loans as its credit quality indicator. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. As of June 30, 2021, the annualized charge-off rate was 0.59% of average nonperforming loans. The charged-off rate was 0.65% for the year ended December 31, 2020.

Other credit quality indicators include aging status and accrual status. The following table presents the aging status of the amortized cost basis in the loans held for investment portfolio, excluding loans held for investment at fair value, which includes $346.7 million and $396.9 million loans in the Company’s COVID-19 forbearance program as of June 30, 2021 and December 31, 2020, respectively (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
June 30, 2021	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$762	$1,571	$16,981	$19,314	$—	$19,314
Commercial - Refinance	4,668	7,065	80,664	92,397	—	92,397
Residential 1-4 Unit - Purchase	84	1,099	19,901	21,084	—	21,084
Residential 1-4 Unit - Refinance	1,344	1,566	109,384	112,294	—	112,294
Quick Fix 1-4 Unit - Purchase	—	—	23,883	23,883	—	23,883
Quick Fix 1-4 Unit - Refinance	1,322	1,682	46,998	50,002	—	50,002
Total loans individually evaluated	$8,180	$12,983	$297,811	$318,974	$—	$318,974
Loans collectively evaluated
Commercial - Purchase	$9,168	$4,931	$—	$14,099	$333,324	$347,423
Commercial - Refinance	19,366	12,264	—	31,630	566,937	598,567
Residential 1-4 Unit - Purchase	4,697	1,307	—	6,004	249,808	255,812
Residential 1-4 Unit - Refinance	29,397	8,481	156	38,034	458,215	496,249
Quick Fix 1-4 Unit - Purchase	2,983	1,572	—	4,555	11,767	16,322
Quick Fix 1-4 Unit - Refinance	4,231	4,291	—	8,522	45,847	54,369
Total loans collectively evaluated	$69,842	$32,846	$156	$102,844	$1,665,898	$1,768,742
Ending balance	$78,022	$45,829	$297,967	$421,818	$1,665,898	$2,087,716

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2020	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$961	$1,307	$19,898	$22,166	$—	$22,166
Commercial - Refinance	2,118	7,532	91,467	101,117	—	101,117
Residential 1-4 Unit - Purchase	192	2,915	23,266	26,373	—	26,373
Residential 1-4 Unit - Refinance	1,440	3,010	115,702	120,152	—	120,152
Quick Fix 1-4 Unit - Purchase	—	—	6,585	6,585	—	6,585
Quick Fix 1-4 Unit - Refinance	964	760	58,119	59,843	—	59,843
Total loans individually evaluated	$5,675	$15,524	$315,037	$336,236	$—	$336,236
Loans collectively evaluated
Commercial - Purchase	$8,000	$7,081	$—	$15,081	$263,657	$278,738
Commercial - Refinance	33,725	13,224	1,747	48,696	535,285	583,981
Residential 1-4 Unit - Purchase	5,030	1,261	—	6,291	191,928	198,219
Residential 1-4 Unit - Refinance	33,144	14,567	109	47,820	398,953	446,773
Quick Fix 1-4 Unit - Purchase	1,972	21,780	—	23,752	12,987	36,739
Quick Fix 1-4 Unit - Refinance	8,406	5,383	123	13,912	59,336	73,248
Total loans collectively evaluated	$90,277	$63,296	$1,979	$155,552	$1,462,146	$1,617,698
Ending balance	$95,952	$78,820	$317,016	$491,788	$1,462,146	$1,953,934

(1)	Includes loans in bankruptcy and foreclosure less than 90 days past due

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of June 30, 2021 and December 31, 2020 (in thousands).

	Term Loans Amortized Cost Basis by Origination Year
June 30, 2021:	2021	2020	2019	2018	2017	Pre-2017	Total
Commercial - Purchase
Payment performance
Performing	$95,441	$55,726	$91,153	$59,586	$25,578	$19,939	$347,423
Nonperforming	—	402	4,606	6,396	5,625	2,285	19,314
Total Commercial - Purchase	$95,441	$56,128	$95,759	$65,982	$31,203	$22,224	$366,737

Commercial - Refinance
Payment performance
Performing	$87,103	$67,946	$157,006	$137,078	$70,672	$78,762	$598,567
Nonperforming	—	4,046	29,316	29,124	18,856	11,055	92,397
Total Commercial - Refinance	$87,103	$71,992	$186,322	$166,202	$89,528	$89,817	$690,964

Residential 1-4 Unit - Purchase
Payment performance
Performing	$101,387	$13,212	$60,395	$34,837	$17,858	$28,123	$255,812
Nonperforming	232	3,668	5,478	3,977	4,398	3,331	21,084
Total Residential 1-4 Unit - Purchase	$101,619	$16,880	$65,873	$38,814	$22,256	$31,454	$276,896

Residential 1-4 Unit - Refinance
Payment performance
Performing	$141,385	$35,589	$138,095	$83,511	$46,183	$51,486	$496,249
Nonperforming	1,143	7,714	40,030	32,693	17,267	13,447	112,294
Total Residential 1-4 Unit - Purchase	$142,528	$43,303	$178,125	$116,204	$63,450	$64,933	$608,543

Quick Fix 1-4 Unit - Purchase
Payment performance
Performing	$5,222	$6,578	$4,336	$186	$—	$—	$16,322
Nonperforming	—	14,042	9,425	416	—	—	23,883
Total Quick Fix 1-4 Unit - Purchase	$5,222	$20,620	$13,761	$602	$—	$—	$40,205

Quick Fix 1-4 Unit - Refinance
Payment performance
Performing	$9,512	$21,736	$23,121	$—	$—	$—	$54,369
Nonperforming	—	17,655	26,679	5,668	—	—	50,002
Total Quick Fix 1-4 Unit - Refinance	$9,512	$39,391	$49,800	$5,668	$—	$—	$104,371

Total Portfolio	$441,425	$248,314	$589,640	$393,472	$206,437	$208,428	$2,087,716

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2020	2020	2019	2018	2017	2016	Pre-2016	Total
Commercial - Purchase
Payment performance
Performing	$56,446	$99,534	$64,706	$34,862	$9,500	$13,690	$278,738
Nonperforming	1,046	4,666	5,799	7,182	1,539	1,934	22,166
Total Commercial - Purchase	$57,492	$104,200	$70,505	$42,044	$11,039	$15,624	$300,904

Commercial - Refinance
Payment performance
Performing	$75,376	$176,854	$157,499	$87,476	$34,858	$51,918	$583,981
Nonperforming	4,929	26,776	32,955	18,980	10,392	7,085	101,117
Total Commercial - Refinance	$80,305	$203,630	$190,454	$106,456	$45,250	$59,003	$685,098

Residential 1-4 Unit - Purchase
Payment performance
Performing	$26,215	$69,775	$42,537	$25,874	$7,056	$26,762	$198,219
Nonperforming	1,611	5,973	8,949	5,059	1,348	3,433	26,373
Total Residential 1-4 Unit - Purchase	$27,826	$75,748	$51,486	$30,933	$8,404	$30,195	$224,592

Residential 1-4 Unit - Refinance
Payment performance
Performing	$57,945	$168,912	$96,568	$61,033	$22,949	$39,366	$446,773
Nonperforming	3,934	42,159	37,451	17,942	7,653	11,013	120,152
Total Residential 1-4 Unit - Purchase	$61,879	$211,071	$134,019	$78,975	$30,602	$50,379	$566,925

Quick Fix 1-4 Unit - Purchase
Payment performance
Performing	$20,563	$15,990	$186	$—	$—	$—	$36,739
Nonperforming	3,764	2,217	604	—	—	—	6,585
Total Quick Fix 1-4 Unit - Purchase	$24,327	$18,207	$790	$—	$—	$—	$43,324

Quick Fix 1-4 Unit - Refinance
Payment performance
Performing	$35,234	$37,818	$196	$—	$—	$—	$73,248
Nonperforming	17,318	33,711	8,719	95	—	—	59,843
Total Quick Fix 1-4 Unit - Refinance	$52,552	$71,529	$8,915	$95	$—	$—	$133,091

Total Portfolio	$304,381	$684,385	$456,169	$258,503	$95,295	$155,201	$1,953,934

Note 7 — Securitizations, Net

From May 2011 through June 2021, the Company completed sixteen securitizations of $3.7 billion of loans, issuing $3.3 billion of securities to third parties through sixteen respective Trusts. The Company is the sole beneficial interest holder of the remaining Trusts, which are variable interest entities included in the consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 5%–30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from September 2044 through May 2051.

The following table summarizes the outstanding balance, net of discounts and deal costs, of the securities and the effective interest rate for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,
Securitizations:	2021	2020
Securitizations, net	$1,558,163	$1,599,719
Interest expense	37,333	37,104
Average outstanding balance	1,545,969	1,565,754
Effective interest rate (1)	4.83%	4.74%
(1)

Represents annualized interest expense divided by average gross outstanding balance and includes average rate of 4.12% and debt issuance cost amortization of 0.71% and average rate of 4.19% and debt issuance cost amortization of 0.55% for the six months ended June 30, 2021 and 2020, respectively.

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

On February 5, 2021, the Company entered into a five-year $175.0 million syndicated corporate debt agreement, the (“2021 Term Loan”). The 2021 Term Loan bears interest at a rate equal to one-month LIBOR plus 8.00% with a 1.00% LIBOR floor, and matures on February 4, 2026. The principal of the 2021 Term Loan amortizes quarterly at an annual rate of 2.50% for the first year and 5.00% per year thereafter. A portion of the net proceeds from the 2021 Term Loan was used to redeem all the amounts owed pursuant to the 2019 debt agreement (“2019 Term Loan”). The remaining portion of the net proceeds from the 2021 Term Loan is used for loan originations and general corporate purposes.

As of June 30, 2021, the balance of the 2021 Term Loan was $173.0 million. The balance of the 2019 Term Loan was $78.0 million as of December 31, 2020. The balances in the consolidated Balance Sheets are net of debt issuance costs and discounts of $9.0 million and $3.0 million as of June 30, 2021 and December 31, 2020, respectively. The 2021 Term Loan is secured by substantially all assets of the Company not otherwise pledged under a securitization or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of June 30, 2021, the Company was in compliance with these covenants.

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

On September 12, 2018, the Company entered into a three-year secured revolving loan facility agreement (“the Bank Credit Agreement”) with a bank. The Bank Credit Agreement has a current extended maturity date of November 10, 2023. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at the lesser of the one-month LIBOR Rate with a 0.75% floor, plus 3.5% per annum and the maximum rate, which is the highest lawful and non-usurious rate of interest applicable to the loan. The maximum capacity under this facility is $50.0 million. Borrowings under this warehouse agreement was $23.7 million and zero as of June 30, 2021 and December 31, 2020, respectively.

On December 26, 2019, the Company entered into a $3.0 million loan agreement (“the 2019 Loan”) with a lender. The 2019 Loan is secured by five real properties acquired by the Company through foreclosure or by deed-in lieu of foreclosure. The 2019 Loan bears a fixed interest rate of 9.5% with an extended maturity date of October 1, 2021.

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

Certain of the Company’s loans are pledged as security under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of June 30, 2021 and December 31, 2020, the Company was in compliance with these covenants.

The following table summarizes the maximum borrowing capacity and current gross balances outstanding of the Company’s warehouse facilities and loan agreements as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Period end balance (1)	Maximum borrowing capacity	Period end balance (1)	Maximum borrowing capacity
The 2021 term repurchase agreement	$1,435	$100,000	—	—
The 2021 repurchase agreement	84,004	200,000	—	—
The 2013 repurchase agreement	41,098	100,000	73,502	100,000
The Bank credit agreement	23,663	50,000	—	—
The 2019 loan agreement	2,700	3,000	2,700	3,000

(1)

Warehouse repurchase facilities amounts in the consolidated balance sheets are net of debt issuance costs amounting to $1.0 million and $0.3 million as of June 30, 2021 and December 31, 2020, respectively.

The following table provides an overview of the activity and effective interest rate for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Warehouse and repurchase facilities:	2021	2020	2021	2020
Average outstanding balance	$166,981	$242,676	$140,254	$295,013
Highest outstanding balance at any month-end	250,927	268,149	250,927	439,547
Effective interest rate (1)	5.65%	4.34%	5.80%	4.70%

(1)

Represents annualized interest expense divided by average gross outstanding balance and includes average rate of 4.44% and debt issuance cost amortization of 1.21%, and average rate of 3.81% and debt issuance cost amortization of 0.52%, for the three months ended June 30, 2021 and 2020, respectively. The effective interest rate includes average rate of 4.58% and debt issuance cost amortization of 1.22%, and average rate 4.29% and debt issuance cost amortization 0.41% for the six months ended June 30, 2021 and 2020 respectively. The increase in average rate in 2021 was primarily attributable to the higher non-usage fees paid to a lender. The debt issuance cost amortization was higher in 2021 as a result of higher debt issuance costs with a lower average outstanding borrowing balance from a new financing facility.

The following table provides a summary of interest expense that includes debt issuance cost amortization, interest, amortization of discount, and deal cost amortization for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021		2020
Warehouse and repurchase facilities	$2,361	$2,632	$4,067		$6,932
Securitizations	18,205	18,557	37,332		37,104
Interest expense — portfolio related	20,566	21,189	41,399		44,036
Interest expense — corporate debt	4,309	1,894	11,658	(1)	8,237	(2)
Total interest expense	$24,875	$23,083	$53,057		$52,273
(1)

Included in the $11.7 million of interest expense – corporate debt for the six months ended June 30, 2021 was the one-time debt issuance costs write-off of $2.9 million and prepayment fee of $1.6 million associated with the payoff of $78.0 million in outstanding principal amount in February 2021.

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

The Company records a repurchase liability relating to representations and warranties and early payment defaults. The method used to estimate the liability for repurchase is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults. The Company establishes a liability at the time loans are sold and continually updates the estimated repurchase liability. The level of the repurchase liability for representations and warranties and early payment default requires considerable management judgment. As of June 30, 2021 and December 31, 2020, the balance of repurchase liability was $140 thousand and $139 thousand, respectively, and it is included in accounts payable and accrued expenses in the consolidated balance sheets.

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

In January 2021, the Company issued 480,000 shares of restricted stock awards to certain employees, including named executive officers at no cost to employees. In May 2021, the Company issued 26,511 shares of restricted stock awards to certain non-employee directors.

Stock-based awards vest ratably over a service period of three years from the date of the grant. Compensation expense related to stock-based awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The Company recognized $0.5 million and $0.2 million compensation expense related to the outstanding stock options and unvested restricted stock awards granted to employees for the three months ended June 30, 2021 and 2020, respectively. Such amount is included in “Compensation and employee benefits” on the Consolidated Statement of Income. The amount of unrecognized compensation expense related to unvested stock options and restricted stock awards totaled $4.7 million and $2.6 million as of June 30, 2021 and 2020, respectively.

Note 11 — Earnings Per Share

The Series A Convertible Preferred Stock issued by the Company in April 2020 is considered participating securities because it has dividend rights determined on an as-converted basis in the event of Company’s declaration of a dividend or distribution for common shares. The Company’s participating securities also include unvested restricted stock awards that contain non-forfeitable rights to dividends. The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock that shared in earnings.

The following table presents the basic and diluted earnings per share calculations for the three and six months ended June 30, 2021 and 2020:
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)		(In thousands, except per share data)
Basic EPS:
Net income	$9,453	$2,141	$12,849	$4,720
Less: deemed dividends on preferred stock	—	48,955	—	48,955
Net income attributable to common stockholders	$9,453	$(46,814)	$12,849	$(44,235)
Less: undistributed earnings attributable to participating securities	3,571	—	4,854	—
Net earnings attributable to common stockholders	$5,882	$(46,814)	$7,995	$(44,235)
Weighted average common shares outstanding	20,087	20,087	20,087	20,087
Basic earnings per common share	$0.29	$(2.33)	$0.40	$(2.20)
Diluted EPS:
Net income attributable to common stockholders	$9,453	$(46,814)	$12,849	$(44,235)
Weighted average common shares outstanding	20,087	20,087	20,087	20,087
Add dilutive effects for assumed conversion of Series A preferred stock	11,688	—	11,688	—
Add dilutive effects for warrants	1,985	—	1,786	—
Add dilutive effects for stock options	3	—	2	—
Add dilutive effects of unvested restricted stock awards	197	—	121	—
Weighted average diluted common shares outstanding	33,960	20,087	33,684	20,087
Diluted income per common share	$0.28	$(2.33)	$0.38	$(2.20)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares underlying Series A Convertible Preferred Stock	—	11,688	—	11,688
Shares underlying warrants	—	3,013	—	3,013
Stock options	773	773	773	773
Unvested restricted stock awards	—	NA	—	NA
Share equivalents excluded from EPS	773	15,474	773	15,474

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

Each share of the Preferred is convertible at the option of the holder into the number of shares of common stock equal to the applicable conversion rate of $1,000 divided by the applicable conversion price plus cash in lieu of fractional shares, if any. The initial conversion price is $3.85 and is subject to customary antidilution adjustments.

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

The Preferred is recorded as mezzanine equity (temporary equity) on the consolidated balance sheets because it is not mandatorily redeemable, but does contain a redemption feature at the option of the Preferred holders that is considered not solely within the Company’s control. At June 30, 2020, the Company recognized the Preferred maximum redemption value of $90.0 million, which is the maximum redemption value on the earliest redemption date based on a redemption value of $2,000 per share and 45,000 shares of Preferred. The recording of the Preferred maximum redemption value was treated as a deemed dividend and resulted in a $49.0 million charge to Shareholders’ Equity. The maximum redemption value of $90.0 million remains the same as of June 30, 2021.

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

Fair Value Disclosures

The following tables present information on assets measured and recorded at fair value as of June 30, 2021 and December 31, 2020, by level, in the fair value hierarchy (in thousands):

	Fair value measurements using			Total at
June 30, 2021	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$1,370	$1,370
Interest-only strips	—	—	81	81
Total recurring fair value measurements	—	—	1,451	1,451
Nonrecurring fair value measurements:
Loans held for sale, net	—	—	1,280	1,280
Real estate owned, net	—	—	15,743	15,743
Individually evaluated loans requiring specific allowance, net	—	—	19,619	19,619
Total nonrecurring fair value measurements	—	—	36,642	36,642
Total assets	$—	$—	$38,093	$38,093

	Fair value measurements using			Total at
December 31, 2020	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$1,539	$1,539
Interest-only strips	—	—	238	238
Total recurring fair value measurements	—	—	1,777	1,777
Nonrecurring fair value measurements:
Loans held for sale, net	—	—	13,106	13,106
Real estate owned, net	—	—	15,767	15,767
Impaired loans requiring specific allowance, net	—	—	19,340	19,340
Total nonrecurring fair value measurements	—	—	48,213	48,213
Total assets	$—	$—	$49,990	$49,990

The following table presents gains and losses recognized on assets measured on a nonrecurring basis for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (loss) on assets measured on a nonrecurring basis	2021	2020	2021	2020
Loans held for sale, net	$(15)	$(921)	$2	$(961)
Real estate held for sale, net	(800)	(648)	(1,235)	(1,216)
Individually evaluated loans requiring specific allowance, net	1,029	(431)	720	(360)
Total net loss	$214	$(2,000)	$(513)	$(2,537)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring specific allowance, net	$19,619	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	15,743	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	1,370	Discounted cash flow	Discount rate	6.2%	6.2%
			Collateral value (% of UPB)	95.0% to 118.0%	106.0%
			Timing of resolution/payoff (months)	1 to 36	33
			Prepayment rate	21.8% to 50.0%	21.8% to 50.0%
			Default rate	0.3% to 2.6%	1.0%
			Loss severity rate	0.0% to 8.3%	5.0%
Loans held for sale	1,280	Discounted cash flow	Discount rate	6.2%	6.2%
			Timing of resolution/payoff (months)	3	3
Interest-only strips	81	Discounted cash flow	Discount rate	15.0%	15.0%
			Timing of resolution/payoff (months)	0 to 12	7

	December 31, 2020
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring specific allowance, net	$19,340	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	15,767	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	1,539	Discounted cash flow	Discount rate	6.2%	6.2%
			Collateral value (% of UPB)	94.0% to 104.0%	100.0%
			Timing of resolution/payoff (months)	14 to 31	25.0
			Prepayment rate	17.5% to 30.0%	17.5% to 30.0%
			Default rate	5.0% to 15.0%	12.0%
			Loss severity rate	1.0%	1.0%
Loans held for sale	13,106	Discounted cash flow	Discount rate	6.2%	6.2%
			Timing of resolution/payoff (months)	31 to 34	32.0
Interest-only strips	238	Discounted cash flow	Discount rate	15.0%	15.0%
			Timing of resolution/payoff (months)	0 to 12	1.5

The following is a rollforward of loans that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$1,364	$2,987	$1,539	$2,960
Loans liquidated	—	—	(163)	—
Principal paydowns	(14)	(18)	(24)	(36)
Total unrealized gain (loss) included in net income	20	(13)	18	32
Ending balance	$1,370	$2,956	$1,370	$2,956

The following is a rollforward of interest-only strips that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$125	$1,534	$238	$894
Interest-only strip additions	—	—	—	1,820
Interest-only strip write-offs	(44)	(689)	(157)	(1,869)
Total unrealized loss included in net income	—	—	—	—
Ending balance	$81	$845	$81	$845

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value through the use of a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of June 30, 2021 and December 31, 2020, the only financial assets measured at fair value, or lower of cost or fair value, were certain individually evaluated loans held for investment, loans held for sale, interest-only strips, REO and FVO loans, which were measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $19.6 million and $19.3 million as of June 30, 2021 and December 31, 2020, net of specific allowance for credit losses of approximately $1.9 million and $2.7 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated (in thousands):

	June 30, 2021
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$27,741	$27,741	$—	$—	$27,741
Restricted cash	7,921	7,921	—	—	7,921
Loans held for sale, net	7,916	—	—	7,916	7,916
Loans held for investment, net	2,083,753	—	—	2,186,434	2,186,434
Loans held for investment, at fair value	1,370	—	—	1,370	1,370
Accrued interest receivables	11,094	11,094	—	—	11,094
Interest-only strips	81	—	—	81	81

Liabilities:
Secured financing, net	$164,053	$—	$—	$173,031	$173,031
Warehouse repurchase facilities, net	151,872	—	151,872	—	151,872
Securitizations, net	1,558,163	—	—	1,642,834	1,642,834
Accrued interest payable	5,506	5,506	—	—	5,506

	December 31, 2020
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$13,273	$13,273	$—	$—	$13,273
Restricted cash	7,020	7,020	—	—	7,020
Loans held for sale, net	13,106	—	—	13,106	13,106
Loans held for investment, net	1,948,089	—	—	2,003,301	2,003,301
Loans held for investment, at fair value	1,539	—	—	1,539	1,539
Accrued interest receivable	11,373	11,373	—	—	11,373
Interest-only strips	238	—	—	238	238

Liabilities:
Secured financing, net	$74,982	$—	$—	$78,000	$78,000
Warehouse repurchase facilities, net	75,923	—	75,923	—	75,923
Securitizations, net	1,579,019	—	—	1,616,222	1,616,222
Accrued interest payable	5,503	5,503	—	—	5,503

Note 14 — Subsequent Events

On July 29, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the July 2021 Term Repurchase Agreement”) with a warehouse lender. The July 2021 Term Repurchase Agreement has a maturity date of July 29, 2024, with an option to extend the term to July 29, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at one-month LIBOR with a 0.5% floor plus 4.5% per annum. The maximum capacity under this facility is $100.0 million.

The Company has evaluated events that have occurred subsequent to June 30, 2021 through the issuance of the accompanying consolidated financial statements and has concluded there are no other subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee and, based on all loans in our portfolio as of June 30, 2021, has an average balance of approximately $338,000. As of June 30, 2021, our loan portfolio totaled $2.1 billion of UPB on properties in 45 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 66.7%, and was concentrated in 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, representing 50.5% of the UPB. For the three months ended June 30, 2021, the annualized yield on our total portfolio was 8.90%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitizations, corporate debt and equity. The securitization market is our primary source of long-term financing. We have successfully executed sixteen securitizations, resulting in a total of over $3.3 billion in gross debt proceeds from May 2011 through June 2021.

We may also sell loans from time to time for cash in lieu of holding the loans in our loan portfolio.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on our loan portfolio and interest expense paid on our portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of our warehouse facilities and securitizations and excludes our corporate debt. For the three months ended June 30, 2021, our annualized portfolio related net interest margin was 4.83%, an improvement of 73 basis points over the previous quarter mainly from the receipt of nonperforming loan interest and default interest from the resolutions of loans that went nonperforming in 2020 due to the COVID pandemic. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for loan losses and operating expenses. For the three months ended June 30, 2021, we generated pre-tax income and net income of $12.9 million and $9.5 million, respectively.

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

Recent Developments

Strategies to Address Uncertainties Caused by COVID-19

The COVID-19 outbreak has caused significant disruption in business activity and the financial markets both globally and in the United States. As a result of the spread of COVID-19, economic uncertainties have arisen which negatively impacted our financial condition, results of operations and cash flows. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on our customers, employees and vendors, impact of the new Delta variant strain of the virus, and the long-term success of the vaccines, all of which are uncertain at this time and cannot be predicted. The full extent to which COVID-19 may continue to impact our financial condition or results of operations cannot be reasonably estimated at this time.

From the start of the pandemic, we proactively executed a number of business initiatives to strengthen our liquidity position and re-focus our business strategies in light of the effects of the COVID-19 pandemic, including the following:

•

In order to protect our employees, we have allowed employees to work remotely since late March 2020. In addition, we have implemented COVID-19-related protective measures and protocols and allowed a limited number of staff to work from certain offices located across the country.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	June 30, 2021		December 31, 2020	June 30, 2020
	($ in thousands)
Total loans	$2,070,186		$1,944,804	$2,058,990
Loan count	6,125		5,878	6,294
Average loan balance	$338		$331	$327
Weighted average loan-to-value	66.7%		66.1%	65.8%
Weighted average coupon	8.29%		8.51%	8.60%
Nonperforming loans (UPB)	$315,542	(A)	$332,813	$329,132
Nonperforming loans (% of total)	15.24%	(A)	17.11%	15.99%

(A)	Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $90.5 million of COVID-19 forbearance-granted loans placed on nonaccrual status as of June 30, 2021.

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

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

($ in thousands)	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
Three Months Ended June 30, 2021:
Loan originations — held for investment	683	256,512	376	7.32%	69.7%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	683	$256,512	$376	7.32%	69.7%
Loan acquisitions — held for investment	1	1,072	1,072	6.75%	47.9%
Total loans originated and acquired	684	$257,584	$377	7.32%	69.6%
Three Months Ended March 31, 2021:
Loan originations — held for investment	618	233,041	377	7.44%	68.5%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	618	$233,041	$377	7.44%	68.5%
Loan acquisitions — held for investment	—	—	—	(—)%	(—)%
Total loans originated and acquired	618	$233,041	$377	7.44%	68.5%
Three Months Ended June 30, 2020:
Loan originations — held for investment	—	—	—	(—)%	(—)%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	—	—	—	(—)%	(—)%
Loan acquisitions — held for investment	—	—	—	(—)%	(—)%
Total loans originated and acquired	—	—	—	(—)%	(—)%

During the second quarter of 2021, we originated $256.5 million of loans, which was an increase of $23.5 million, or 10.1% from the quarter ended March 31, 2021. We also acquired one loan with the amount of $1.1 million during the quarter ended June 30, 2021. Given the suspension of loan production from mid-March through early September 2020 due to the dislocation caused by COVID-19, we had no loan originations during the quarter ended June 30, 2020.

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

(in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Unpaid principal balance	$2,062,362	$1,931,875	$1,844,607
Valuation adjustments on FVO loans	16	(2)	(413)
Deferred loan origination costs	26,708	23,600	25,801
Total loans held for investment, gross	2,089,086	1,955,473	1,869,995
Allowance for credit losses	(3,963)	(5,845)	(5,220)
Loans held for investment, net	$2,085,123	$1,949,628	$1,864,775

The following table illustrates the contractual maturities for our loans held for investment in aggregate UPB and as a percentage of our total held for investment loan portfolio as of the dates indicated:

	June 30, 2021		December 31, 2020		June 30, 2020
($ in thousands)	UPB	%	UPB	%	UPB	%
Loans due in less than one year	$131,576	6.4%	$100,025	5.2%	$2,158	0.1%
Loans due in one to five years	14,588	0.7	79,398	4.1	2,655	0.1
Loans due in more than five years	1,916,198	92.9	1,752,452	90.7	1,839,794	99.8
Total loans held for investment	$2,062,362	100.0%	$1,931,875	100.0%	$1,844,607	100.0%

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

For the June 30, 2021 CECL estimate, due to the improvements in the U.S. economy tempered with the unknown impact from the COVID Delta variants in the second quarter of 2021, we decided it was no longer necessary to consider the 50% weighting of the COVID-19 adverse and severe stress scenarios. We instead used the COVID-19 adverse stress scenario with a five-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss, is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

Our allowance for loan losses as of June 30, 2021 decreased to $4.0 million from $5.9 million as of March 31, 2021. Our allowance for loan losses as of June 30, 2021 decreased by $1.2 million as compared to $5.2 million as of June 30, 2020. The decreases in allowance for credit losses was primarily attributable to the improvements in the U.S. economy resulting from the reopening of businesses assumed in our loan loss macroeconomic model projections. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses.

To estimate the allowance for credit losses in our loans held for investment portfolio, we follow a detailed internal review process, considering a number of different factors including, but not limited to, our ongoing analyses of loans, historical loss rates, relevant environmental factors, relevant market research, trends in delinquencies, effects and changes in credit concentrations, and ongoing evaluation of fair values.

The following table illustrates the activity in our allowance for credit losses over the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Allowance for credit losses:
Beginning balance	$5,881	$3,496	$5,845	$2,240
Impact of adopting ASC 326	—	—	—	137
Provision for loan losses	(1,000)	1,800	(895)	3,088
Charge-offs	(918)	(76)	(987)	(245)
Ending balance	$3,963	$5,220	$3,963	$5,220
Total loans held for investment (UPB), excluding FVO (1)	$2,061,008	$1,841,238	$2,061,008	$1,841,238
Allowance for credit losses / loans held for investment, excluding FVO	0.19%	0.28%	0.19%	0.28%

(1)

Reflects the UPB of loans held for investment excluding loans held for investment at fair value (FVO). Loans held for investment, net on the consolidated balance sheets is net of allowance for credit losses of $4.0 million, and net deferred loan origination fees/costs of $26.7 million as of June 30, 2021.

Credit Quality – Loans Held for Investment and Loans Held for Investment at Fair Value

The following table provides delinquency information on our loans held for investment and loans held for investment at fair value by UPB as of the dates indicated:

	June 30, 2021 (A)		COVID-19 Forbearance	March 31, 2021 (A)		COVID-19 Forbearance	June 30, 2020 (A)		COVID-19 Forbearance
Performing/Accruing:
Current	$1,645,019	79.8%	$227,682	$1,528,684	76.8%	$234,365	$1,186,267	64.3%	$11,545
30-59 days past due	69,165	3.4	14,947	67,100	3.4	20,473	121,320	6.6	36,889
60-89 days past due	32,484	1.6	9,148	59,700	3.0	34,451	145,976	7.9	99,774
90+ days past due	152	0.0	152	152	0.0	152	122,195	6.6	122,195
Total Performing Loans	1,746,820	84.7	251,929	1,655,636	83.2	289,441	1,575,758	85.4	270,403
Nonperforming/Nonaccrual:
<90 days past due	20,740	1.0	4,622	18,076	0.9	3,426	18,657	1.0	5,957
90+ days past due	50,637	2.4	19,330	72,303	3.6	29,314	136,577	7.4	12,397
Bankruptcy	17,659	0.9	6,560	15,226	0.8	3,126	8,668	0.5	—
In foreclosure	226,506	11.0	60,001	229,443	11.5	38,432	104,947	5.7	770
Total nonperforming loans	315,542	15.3	90,513	335,048	16.8	74,298	268,849	14.6	19,124
Total loans held for investment	$2,062,362	100.0%	$342,442	$1,990,684	100.0%	$363,739	$1,844,607	100.0%	$289,527

(A)	Balance includes $342.4 million UPB of loans held for investment as of June 30, 2021, $363.7 million as of March 31, 2021, and $289.5 million as of June 30, 2020 in our COVID-19 forbearance program.

Other than loans in the COVID-19 forbearance program, loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $315.5 million or 15.3% of our held for investment loan portfolio as of June 30, 2021, compared to $335.0 million, or 16.8% as of March 31, 2021, and $268.8 million, or 14.6% of the held for investment loan portfolio as of June 30, 2020. The decrease in total nonperforming loans as of June 30, 2021 as compared to March 31, 2021 was primarily attributed to improved loan resolutions by our Special Servicing department, along with improvement in the U.S. economy. We believe the significant equity cushion at origination and the active management of loans will continue to minimize credit losses on the resolution of defaulted loans and disposition of REO properties.

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following table summarizes the resolution activities of loans that became nonperforming prior to the beginning of the periods indicated or became nonperforming and subsequently resolved during the periods indicated. We resolved $36.9 million and $26.3 million of non-performing loans during the quarters ended June 30, 2021 and June 30, 2020, respectively. Including REO resolutions, we realized net gains of $1.7 million and $0.5 million during the quarters ended June 30, 2021 and 2020, respectively. This is largely the result of collecting default interest and prepayment penalties in excess of the contractual interest due and collected.

The table below includes nonperforming loan resolutions for our long-term loans.

	Three Months Ended
Long-Term Loans	June 30, 2021		March 31, 2021		June 30, 2020
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$21,925	$1,446	$15,961	$795	$6,658	$336
Resolved — paid current	14,949	219	10,774	62	19,635	208
Resolved — REO sold	947	(2)	2,754	76	—	—
Total resolutions	$37,821	$1,663	$29,489	$933	$26,293	$544
Recovery rate on resolved nonperforming UPB		104.4%		103.2%		102.1%

The table below includes nonperforming loan resolutions for our short-term loans, now being held for investment, and also includes loans that were granted a COVID-19 forbearance in 2020. Prior to January 1, 2021, nonperforming loan resolutions presented only consisted of long-term nonperforming loans held for investment since the short-term loans, or loans with a maturity of two-year or less, were being held for sale until later in 2020. The short-term loans do not require prepayment fees and usually result in a lower gain when paid in full, as compared to long term loans.

	Three Months Ended
Short-Term and Forbearance Loans	June 30, 2021		March 31, 2021		June 30, 2020
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$13,517	$682	$8,569	$343	$—	$—
Resolved — paid current	7,794	59	11,170	40	—	—
Resolved — REO sold	164	(73)	—	—	—	—
Total resolutions	$21,475	$668	$19,739	$383	$—	$—
Recovery rate on resolved nonperforming UPB		103.1%		101.9%		N/A

Our charge-offs incurred have been small as a percentage of nonperforming loans held for investment. The table below shows our actual loan losses for the periods indicated.

	Six Months Ended		Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2021		March 31, 2021		June 30, 2020
Average nonperforming loans for the period (1)	334,120		333,239		289,940
Charge-offs	987		69		245
Charge-offs / Average nonperforming loans for the period (1)	0.59%	(2)	0.08%	(2)	0.17%	(2)

(1)	Reflects the monthly average of nonperforming loans held for investment during the period.
(2)	Reflects annualized year-to-date charge-offs to average nonperforming loans for the period.

Concentrations – Loans Held for Investment

As of June 30, 2021, our held for investment loan portfolio was concentrated in investor 1-4 loans, representing 49.4% of the UPB. Mixed used properties represented 14.2% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. By geography, the principal balance of our loans held for investment were concentrated 23.0% in New York, 22.2% in California, 13.3% in Florida, and 8.0% in New Jersey.

Property Type	June 30, 2021
($ in thousands)	Loan Count	UPB	% of Total UPB
Investor 1-4	3,589	$1,018,714	49.4%
Mixed use	762	292,575	14.2
Multifamily	438	183,849	8.9
Retail	429	183,233	8.9
Office	290	117,293	5.7
Warehouse	217	130,966	6.3
Other(1)	375	135,732	6.6
Total loans held for investment	6,100	$2,062,362	100%

(1)	All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	June 30, 2021
($ in thousands)	Loan Count	UPB	% of Total UPB
New York	973	$474,576	23.0%
California	901	457,399	22.2
Florida	906	274,277	13.3
New Jersey	626	164,840	8.0
Other(1)	2,694	691,270	33.5
Total loans held for investment	6,100	$2,062,362	100%

(1)	All other states individually comprise less than 5.0% of the total unpaid principal balance.

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

As of June 30, 2021, our REO included 40 properties with a lower of cost or estimated fair value of $20.0 million compared to 31 properties with a lower of cost or estimated fair value of $14.5 million as of March 31, 2021.

Key Performance Metrics

	Three Months Ended
($ in thousands)	June 30, 2021 (1)	March 31, 2021 (1)		June 30, 2020 (1)
Average loans	$2,022,486	$1,936,664		$2,095,307
Portfolio yield	8.90%	8.41%		7.59%
Average debt — portfolio related	1,710,276	1,662,170		1,831,867
Average debt — total company	1,876,611	1,770,535		1,909,867
Cost of funds — portfolio related	4.81%	5.01%		4.63%
Cost of funds — total company	5.30%	6.37%	(2)	4.83%
Net interest margin — portfolio related	4.83%	4.10%		3.54%
Net interest margin — total company	3.98%	2.59%	(2)	3.18%
Charge-offs/Average loans held for investment	0.05%	0.00%		0.00%
Pre-tax return on equity	22.57%	8.27%	(2)	4.94%
Return on equity	16.56%	6.10%	(2)	4.03%

(1)	Percentages are annualized.
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

Our portfolio related cost of funds decreased to 4.81% for the three months ended June 30, 2021 from 5.01% for the three months ended March 31, 2021 and increased from 4.63% for the three months ended June 30, 2020.

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

Over the periods shown below, our portfolio related net interest margin increased from 4.10% for the three months ended March 31, 2021 and 3.54% for the three months ended June 30, 2020 to 4.83% for the three months ended June 30, 2021 due to strong resolutions on nonperforming loans and a modest improvement in the nonaccrual rate.

Our total company net interest margin increased to 3.98% for the three months ended June 30, 2021 from 3.18% and 2.59% for the three months ended June 30, 2020 and March 31, 2021, respectively.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Three Months Ended
	June 30, 2021			March 31, 2021				June 30, 2020
		Interest	Average		Interest	Average			Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /		Average	Income /	Yield /
($ in thousands)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)		Balance	Expense	Rate (1)
Loan portfolio:
Loans held for sale	$11,524			$8,904				$220,047
Loans held for investment	2,010,962			1,927,760				1,875,260
Total loans	$2,022,486	$44,978	8.90%	$1,936,664	$40,707	8.41%		$2,095,307	$39,755	7.59%

Debt:
Warehouse facilities	$166,981	2,361	5.66%	$113,528	1,705	6.01%	(4)	$242,676	$2,632	4.34%
Securitizations	1,543,295	18,205	4.72%	1,548,642	19,127	4.94%		1,589,191	18,557	4.67%
Total debt - portfolio related	1,710,276	20,566	4.81%	1,662,170	20,832	5.01%		1,831,867	21,189	4.63%
Corporate debt	166,335	4,309	10.36%	108,365	7,350	27.13%	(5)	78,000	1,894	9.71%
Total debt	$1,876,611	$24,875	5.30%	$1,770,535	$28,182	6.37%		$1,909,867	$23,083	4.83%

Net interest spread - portfolio related (2)			4.08%			3.39%				2.96%
Net interest margin - portfolio related			4.83%			4.10%				3.54%

Net interest spread - total company (3)			3.59%			2.04%	(5)			2.75%
Net interest margin - total company			3.98%			2.59%	(5)			3.18%

(1)	Annualized.
(2)	Net interest spread — portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)	Net interest spread — total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.
(4)	The debt issuance cost amortization was higher for the three months ended March 31, 2021 as a result of a lower average outstanding borrowing balance from a new financing facility.
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

Charge-Offs

Our annualized charge-off rate for the three months ended June 30, 2021 increased to 0.05% from 0.00% for the three months ended March 31, 2021 and June 30, 2020. The increase in the charge-off rate was primarily attributable to the increase in charge-offs during the three months ended June 30, 2021. The charge-offs rate reflects year-to-date annualized charge-offs as a percentage of average loans held for investment for the respective quarter. We do not record charge-offs on our loans held for sale which are carried at the lower of cost or estimated fair value.

Pre-Tax Return on Equity and Return on Equity

Pre-tax return on equity and return on equity reflect income before income taxes and net income, respectively, as a percentage of the monthly average of stockholders’ equity over the specified time period.

	Three Months Ended
($ in thousands)	June 30, 2021	March 31, 2021 (2)	June 30, 2020
Income before income taxes (A)	$12,885	$4,604	$2,625
Net income (B)	9,453	3,396	2,141

Monthly average balance:
Stockholders' equity (C)	228,314	222,810	212,407

Pre-tax return on equity (A)/(C) (1)	22.6%	8.3%	4.9%

Return on equity (B)/(C) (1)	16.6%	6.1%	4.0%

(1)	Annualized.
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

Unrealized Gain/(Loss) on Fair Value Loans.     We have elected to account for certain purchased distressed loans at fair value using FASB ASC Topic 825, Financial Instruments (ASC 825). We regularly estimate the fair value of these loans as discussed more fully in the notes to our consolidated financial statements. Changes in fair value subsequent to initial recognition of fair value loans are reported as unrealized gain/(loss) on fair value loans, a component of other operating income within the consolidated statements of income.

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

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2021	June 30, 2020	June 30 2021	June 30, 2020
Interest income	$44,978	$39,755	$85,685	$84,391
Interest expense - portfolio related	20,566	21,189	41,399	44,036
Net interest income - portfolio related	24,412	18,566	44,286	40,355
Interest expense - corporate debt	4,309	1,894	11,658	8,237
Net interest income	20,103	16,672	32,628	32,118
(Reversal of) provision for loan losses	(1,000)	1,800	(895)	3,088
Net interest income after (reversal of) provision for loan losses	21,103	14,872	33,523	29,030
Other operating income	2,432	(1,339)	5,233	280
Total operating expenses	10,650	10,908	21,267	22,959
Income before income taxes	12,885	2,625	17,489	6,351
Income tax expense	3,432	484	4,640	1,631
Net income	$9,453	$2,141	$12,849	$4,720

Net Interest Income — Portfolio Related

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	2021	2020	$ Change
Interest income	$44,978	$39,755	$5,223	$85,685	$84,391	$1,294
Interest expense - portfolio related	20,566	21,189	$(623)	41,399	44,036	(2,637)
Net interest income - portfolio related	$24,412	$18,566	$5,846	$44,286	$40,355	$3,931

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income increased by $5.8 million from $18.6 million for the three months ended June 30, 2020 to $24.4 million for the three months ended June 30, 2021. The increase was driven by the increased recoveries from delinquent loans and lower non-accruals.

Interest Income.     Interest income increased by $5.2 million to $45.0 million for the three months ended June 30, 2021, compared to $39.8 million for the three months ended June 30, 2020. The increase is primarily attributable to increase in the average loan yield, which increased from 7.59% for the three months ended June 30, 2020 to 8.9% for the three months ended June 30, 2021, primarily from the receipt of nonperforming loan interest and default interest from the resolutions of loans that went nonperforming in 2020 due to the COVID pandemic.

The following tables distinguish between the change in interest income attributable to change in volume and the change in interest income attributable to change in rate for the three months ended June 30, 2021 and March 31, 2021, and the three and six months ended June 30, 2021 and 2020, respectively. The effect of changes in volume is determined by multiplying the change in average loan balance by the previous period’s average yield. The effect of rate changes is calculated by multiplying the change in average yield by the current period’s average loan balance.

	Three Months Ended June 30, 2021 and March 31, 2021
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Three months ended June 30, 2021	$2,022,486	$44,978	8.90%
Three months ended March 31, 2021	1,936,664	40,707	8.41%
Volume variance	85,822	1,804
Rate variance		2,467
Total interest income variance		$4,271	0.49%
(1) Annualized.

	Three Months Ended June 30, 2021 and 2020
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Three months ended June 30, 2021	$2,022,486	$44,978	8.90%
Three months ended June 30, 2020	2,095,307	39,755	7.59%
Volume variance	(72,821)	(1,382)
Rate variance		6,605
Total interest income variance		$5,223	1.31%
(1)	Annualized.
	Six Months Ended June 30, 2021 and 2020
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Six months ended June 30, 2021	$1,979,575	$85,685	8.66%
Six months ended June 30, 2020	2,089,545	84,391	8.08%
Volume variance	(109,970)	(4,441)
Rate variance		5,735
Total interest income variance		$1,294	0.58%
(1)	Annualized.

Interest Expense — Portfolio Related.    Portfolio related interest expense consists of interest incurred on our warehouse facilities and securitizations, which decreased by 0.20% to 4.81% for the three months ended June 30, 2021 from 5.01% for the three months ended March 31, 2021, as a result of lower interest rates on more recent securitizations. The $0.6 million decrease from $21.2 million for the three months ended June 30, 2020 to $20.6 million for the three months ended June 30, 2021 was primarily attributable to the decrease in our average debt which declined to $1.7 billion for the three months ended June 30, 2021 from $1.8 billion for the three months ended June 30, 2020, offset by the higher interest rate.

The following tables present information regarding the portfolio related interest expense and distinguishes between the dollar amount of change in interest expense attributable to changes in the average outstanding debt balance (volume) versus changes in cost of funds (rate) for the three months ended June 30, 2021 and March 31, 2021, and the three and six months ended June 30, 2021 and 2020, respectively.

	Three Months Ended June 30, 2021 and March 31, 2021
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Three months ended June 30, 2021	$1,710,276	$20,567	4.81%
Three months ended March 31, 2021	1,662,170	20,832	5.01%
Volume variance	48,106	603
Rate variance		(868)
Total interest expense variance		$(265)	(0.20)%
(1) Includes securitizations and warehouse agreements.
(2) Annualized.

	Three Months Ended June 30, 2021 and 2020
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Three months ended June 30, 2021	$1,710,276	$20,567	4.81%
Three months ended June 30, 2020	1,831,867	21,189	4.63%
Volume variance	(121,591)	(1,406)
Rate variance		784
Total interest expense variance		$(622)	0.18%

(1)   Includes securitizations and warehouse agreements.

(2)  Annualized.

	Six Months Ended June 30, 2021 and 2020
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Six months ended June 30, 2021	$1,686,223	$41,399	4.91%
Six months ended June 30, 2020	1,860,767	44,036	4.73%
Volume variance	(174,544)	(4,131)
Rate variance		1,494
Total interest expense variance		$(2,637)	0.18%

(1)   Includes securitizations and warehouse agreements.

(2)  Annualized.

Net Interest Income After Provision for Loan Losses

	Three Months Ended June 30,			Six months ended June 30,
($ in thousands)	2021	2020	$ Change	2021	2020	$ Change
Net interest income - portfolio related	$24,412	$18,566	$5,846	$44,286	$40,355	$3,931
Interest expense - corporate debt	4,309	1,894	2,415	11,658	8,237	3,421
Net interest income	20,103	16,672	3,431	32,628	32,118	510
(Reversal of) provision for loan losses	(1,000)	1,800	(2,800)	(895)	3,088	(3,983)
Net interest income after (reversal of) provision for loan losses	$21,103	$14,872	$6,231	$33,523	$29,030	$4,493

Interest Expense — Corporate Debt.     Corporate debt interest expense increased by $2.4 million and $3.4 million for the three and six months ended June 30, 2021, respectively, primarily due to an increase in the corporate debt amount from $78.0 million as of June 30, 2020 to $173.0 million as of June 30, 2021.

(Reversal of) provision for Loan Losses.      Our provision for loan losses decreased from provision of $1.8 million for the three months ended June 30, 2020 to the reversal of $1.0 million for the three months ended June 30, 2021, primarily due to a more optimistic macroeconomic forecast based on an improvement in the U.S. economy.

Other Operating Income

The $3.7 million and $4.9 million increase during the three and six months ended June 30, 2021 was primarily attributable to increase in gain on disposition of loans and the decrease in unrealized loss on interest-only strips and loans held for sale.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2021	2020	$ Change	2021	2020	$ Change
Gain on disposition of loans	$2,391	$155	$2,236	$5,230	$2,772	$2,458
Unrealized (loss) gain on fair value loans	20	(13)	33	18	32	(14)
Other income (expense)	21	(1,481)	1,502	(15)	(2,524)	2,509
Total other operating income (expense)	$2,432	$(1,339)	$3,771	$5,233	$280	$4,953

Operating Expenses

Total operating expenses decreased by $0.3 million to $10.6 million for the three months ended June 30, 2021 from $10.9 million for three months ended June 30, 2020, primarily due to the $1.3 million decrease in compensation and employee benefits, offset by the $0.6 million increase in real estate owned expenses. For the six months ended June 30, 2021, total operating expenses decreased by $1.7 million compared to the same period in 2020. The decrease was primarily attributable to the $1.2 million and $0.4 million decreases in compensation and employee benefits and professional fees, respectively.

	Three Months Ended June 30,			Six months ended June 30,
($ in thousands)	2021	2020	$ Change	2021	2020	$ Change
Compensation and employee benefits	$4,546	$5,863	$(1,317)	$9,732	$10,904	$(1,172)
Rent and occupancy	430	448	(18)	893	903	(10)
Loan servicing	1,922	1,754	168	3,788	3,658	130
Professional fees	795	588	207	1,329	1,772	(443)
Real estate owned, net	1,041	408	633	1,550	1,542	8
Other operating expenses	1,916	1,847	69	3,975	4,180	(205)
Total operating expenses	$10,650	$10,908	$(258)	$21,267	$22,959	$(1,692)

Compensation and Employee Benefits.    Compensation and employee benefits decreased to $4.5 million and $9.7 million for the three and six months ended June 30, 2021, respectively, from $5.8 million and $10.9 million for the three and six months ended June 30, 2020, respectively. The decreases were primarily attributable to the deferral of direct loan origination related compensation. The deferral was significantly less in 2020 due to the temporary suspension of loan origination resulting from the COVID-19 pandemic.

Rent and Occupancy.    Rent and occupancy expenses remained consistent at $0.4 million for the three months ended June 30, 2021 and 2020, and at $0.9 million for the six months ended June 30, 2021 and 2020.

Loan Servicing.     Loan servicing expenses increased from $1.8 million for the three months ended June 30, 2020 to $1.9 million the three months ended June 30, 2021. The expenses also increased from $3.7 million for the six months ended June 30, 2020 to $3.8 million for the six months ended June 30, 2021. The increases were primarily attributable to more loans included in the securitizations at a higher servicing cost.

Professional Fees.     Professional fees increased from $0.6 million for the three months ended June 30, 2020 to $0.8 million for the three months ended June 30, 2021, mainly due to increases in consulting fees and legal costs. Professional fees decreased from $1.8 million for the six months ended June 30, 2020 to $1.3 million for the six months ended June 30, 2021, mainly due to the costs incurred for the IPO in early 2020.

Net Expenses of Real Estate Owned.     Net expenses of real estate owned increased from $0.4 million for the three months ended June 30, 2020 to $1.0 million for the three months ended June 30, 2021, mainly due to adjustments from lower valuations. Net real estate costs remained consistent at $1.5 million for the six months ended June 30, 2021 and 2020.

Other Operating Expenses.     Other operating expenses remained consistent at approximately $1.9 million for the three months ended 2021 and 2020.

Income Tax Expense.    Income tax expense was $3.4 million and $0.5 million for the three months ended June 30, 2021 and 2020, and $4.6 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively. Our consolidated effective tax rate as a percentage of pre-tax income was 26.5% and 25.7% for the six months ended June 30, 2021 and 2020, respectively.

Quarterly Results of Operations

The following table sets forth certain financial information for each completed fiscal quarter since the quarter ended September 30, 2019. The quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The following tables set for our unaudited quarterly results for the periods indicated:

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(in thousands)
	(unaudited)
Interest income	$44,978	$40,707	$41,556	$41,374	$39,755	$44,637	$44,124	$40,379
Interest expense - portfolio related	20,566	20,832	21,442	22,347	21,189	22,848	22,689	21,827
Net interest income - portfolio related	24,412	19,875	20,114	19,027	18,566	21,789	21,435	18,552
Net interest margin - portfolio related	4.83%	4.10%	4.07%	3.77%	3.54%	4.18%	4.32%	4.06%
Interest expense - corporate debt	4,309	7,350	1,900	1,913	1,894	6,342	4,070	3,842
Net interest income	20,103	12,525	18,214	17,114	16,672	15,447	17,365	14,710
Net interest margin - total company	3.98%	2.59%	3.68%	3.39%	3.18%	2.97%	3.50%	3.22%
Provision for loan losses	(1,000)	105	406	1,573	1,800	1,290	242	338
Net interest income after provision for loan losses	21,103	12,420	17,808	15,541	14,872	14,157	17,123	14,372
Other operating income (expense)	2,432	2,801	4,691	1,349	(1,339)	1,620	833	(212)
Operating expenses	10,650	10,617	10,746	11,865	10,908	12,050	9,814	8,484
Income before income taxes	12,885	4,604	11,753	5,025	2,625	3,727	8,142	5,676
Income tax expense	3,432	1,208	2,177	1,544	484	1,148	2,960	1,796
Net income	$9,453	$3,396	$9,576	$3,481	$2,141	$2,579	$5,182	$3,880

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

Cash and Cash Equivalents

We had cash of $27.7 million and $9.8 million, excluding restricted cash of $7.9 million and $6.7 million as of June 30, 2021 and 2020, respectively. The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities as of the periods indicated:

	Six Months Ended
($ in thousands)	June 30, 2021	June 30, 2020
Cash provided by (used in):
Operating activities	$20,896	$23,740
Investing activities	(139,644)	2,704
Financing activities	134,117	(37,458)
Net change in cash, cash equivalents, and restricted cash	$15,369	$(11,014)

Cash flows from operating activities primarily includes net income adjusted for (1) cash used for origination and purchase of held for sale loans and the related cash proceeds from the sales of such loans, (2) non-cash items including depreciation, provision for loan loss, discount accretion, and valuation changes, and (3) changes in the balances of operating assets and liabilities.

For the six months ended June 30, 2021, our net cash provided by operating activities consisted mainly of $10.2 million add-back of noncash debt issuance discounts and costs amortization and net income of $12.8 million.

For the six months ended June 30, 2021, our net cash used in investing activities consisted mainly of $496.5 million in cash used to originate held for investment loans, partially offset by $274.0 million in cash received in payments on held for investment loans and $82.8 million in proceeds from sale of loans.

For the six months ended June 30, 2021, our net cash provided by financing activities consisted mainly of $414.0 million in borrowings from our warehouse and repurchase facilities, $251.3 million in proceeds of asset-backed securities issued, and $175.0 million in proceeds from secured financing. The cash generated was partially offset by payments we made of $337.3 million and $273.8 million on our warehouse and repurchase facilities repayments and asset-backed securities issued repayments, respectively.

During the six months ended June 30, 2021, we generated approximately $15.4 million of net cash and cash equivalents from operations, investing and financing activities. During the six months ended June 30, 2020, we used approximately $11.0 million of net cash and cash equivalents in operations, investing and financing activities.

Warehouse Facilities

As of June 30, 2021, we had four non-mark-to-market warehouse facilities to support our loan origination and acquisition facilities. One agreement is a two-year warehouse repurchase facility, two agreements are one-year warehouse repurchase facilities and one agreement is a three-year warehouse facility. The borrowings are collateralized by primarily performing loans, bearing interest at one-month LIBOR with a 0.75% floor plus a margin that ranges from 2.75% to 3.50%. Borrowing under these facilities was $150.2 million with $299.8 million of available capacity under our warehouse and repurchase facilities as of June 30, 2021.

All warehouse facilities fund less than 100% of the principal balance of the mortgage loans we own requiring us to use working capital to fund the remaining portion. We may need to use additional working capital if loans become delinquent, because the amount permitted to be financed by the facilities may change based on the delinquency performance of the pledged collateral.

All borrower payments on loans financed under the warehouse agreements are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities. The warehouse facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to- net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization to interest expense. If we fail to meet any of the covenants or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of June 30, 2021, we were in compliance with these covenants.

Securitizations

From May 2011 through March 2021, we have completed sixteen securitizations of $3.7 billion of investor real estate loans, issuing $3.3 billion in principal amount of securities to third parties through fifteen respective transactions. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The following table summarizing the investor real estate loans securitized, securities issued, securities retained by us at the time of the securitization, and as of June 30, 2021 and December 31, 2020, and the stated maturity for each securitization. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 5%—30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

($ in thousands)			Equity in Securities Retained as of
Trusts	Mortgage Loans	Securities Issued	Issuance Date	June 30, 2021	December 31, 2020	Stated Maturity Date
2011-1 Trust (1)	$74,898	$61,042	$13,856	$—	$—	August 2040
2014-1 Trust	191,757	161,076	30,682	—	—	September 2044
2015-1 Trust	312,829	285,457	27,372	15,524	15,522	July 2045
2016-1 Trust	358,601	319,809	38,792	17,636	17,931	April 2046
2016-2 Trust	190,255	166,853	23,402	9,514	9,514	October 2046
2017-1 Trust	223,064	211,910	11,154	11,154	11,154	April 2047
2017-2 Trust	258,528	245,601	12,927	4,757	6,232	October 2047
2018-1 Trust	186,124	176,816	9,308	3,640	6,015	April 2048
2018-2 Trust	324,198	307,988	16,210	8,141	9,762	October 2048
2019-1 Trust	247,979	235,580	12,399	7,517	11,540	March 2049
2019-2 Trust	217,921	207,020	10,901	6,754	9,728	July 2049
2019-3 Trust	162,546	154,419	8,127	5,651	6,441	October 2049
2020-1 Trust	261,859	248,700	13,159	12,845	13,085	February 2050
2020-2 Trust	128,470	96,352	32,118	12,847	12,847	June 2050
2020-MC1 Trust	275,956	179,371	96,585	103,604	98,260	July 2050
2021-1 Trust	264,528	251,301	13,227	13,199	—	May 2051
Total	$3,679,513	$3,309,295	$370,219	$232,783	$228,031
(1)	The Trust was collapsed in July 2019

The following table summarizes outstanding bond balances for each securitization as of June 30, 2021 and December 31, 2020:

($ in thousands)	June 30, 2021	December 31, 2020
2014-1 Trust	$19,973	$23,391
2015-1 Trust	24,852	36,966
2016-1 Trust	43,925	57,963
2016-2 Trust	34,440	45,195
2017-1 Trust	55,648	72,910
2017-2 Trust	101,179	129,478
2018-1 Trust	79,377	102,063
2018-2 Trust	175,943	200,451
2019-1 Trust	159,345	181,579
2019-2 Trust	141,446	158,199
2019-3 Trust	112,848	127,045
2020-1 Trust	199,267	220,052
2020-2 Trust	97,601	109,832
2020-MC1 Trust	84,454	137,794
2021-1 Trust	250,109	—
	$1,580,407	$1,602,918

As of June 30, 2021 and December 31, 2020, the weighted average rate on the securities and certificates for the Trusts were as follows:

	June 30, 2021	December 31, 2020
2014-1 Trust	7.86%	7.46%
2015-1 Trust	7.63%	7.20%
2016-1 Trust	8.12%	7.78%
2016-2 Trust	7.08%	6.63%
2017-1 Trust	6.02%	5.31%
2017-2 Trust	3.33%	3.42%
2018-1 Trust	4.02%	4.04%
2018-2 Trust	4.48%	4.48%
2019-1 Trust	4.06%	4.01%
2019-2 Trust	3.51%	3.48%
2019-3 Trust	3.28%	3.26%
2020-1 Trust	2.86%	2.83%
2020-2 Trust	4.44%	4.55%
2020-MC1 Trust	4.43%	4.50%
2021-1 Trust	1.73%	—

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

Secured Financing (Corporate Debt)

On February 5, 2021, the Company entered into a five-year $175.0 million syndicated corporate debt agreement, the (“2021 Term Loan”). The 2021 Term Loan bears interest at a rate equal to one-month LIBOR plus 8.00% with a 1.00% LIBOR floor, and matures on February 4, 2026. The principal of the 2021 Term Loan amortizes quarterly at an annual rate of 2.50% for the first year and 5.00% per year thereafter. A portion of the net proceeds from the 2021 Term Loan was used to redeem all the outstanding 2019 Term Loan. The remaining portion of the net proceeds from the 2021 Term Loan is used for loan originations and general corporate purposes.

Contractual Obligations and Commitments

In August 2019, we entered into a five-year $153.0 million corporate debt agreement. This 2019 Term Loan bore interest equal to one-month LIBOR plus 7.50% and was to mature in August 2024. A portion of the net proceeds from the 2019 Term Loan was used to redeem the 2014 Senior Secured Notes. Another portion of the net proceeds from 2019 Term Loan, together with cash on hand, was used to repurchase our outstanding Class C preferred units. As of December 31, 2020 and 2019, including paid-in-kind interest, the aggregate outstanding principal amount of the 2014 Senior Secured Notes was zero and $127.6 million, respectively. In January 2020, we paid down $75.0 million of the 2019 Term Loan with a portion of our IPO proceeds. As of December 31, 2020, the outstanding principal amount of the 2019 Term Loan was $78.0 million. On February 5, 2021, we entered into a five-year $175.0 million syndicated corporate debt agreement (“2021 Term Loan”). The 2021 Term Loan under this agreement bears interest at a rate equal to one-month LIBOR plus 8.00% with a 1.00% LIBOR floor, and matures on February 4, 2026. A portion of the net proceeds from the 2021 Term Loan was used to redeem all the outstanding 2019 Term Loan. The remaining portion of the net proceeds from the 2021 Term Loan is used for loan originations and general corporate purposes.

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

As of June 30, 2021, we maintained warehouse facilities to finance our investor real estate loans and had approximately $150.2 million in outstanding borrowings with $299.8 million of available capacity under our warehouse and repurchase facilities.

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

VELOCITY FINANCIAL, INC.

Date: August 5, 2021	By:	/s/ Christopher D. Farrar
Christopher D. Farrar
Chief Executive Officer

Date: August 5, 2021	By:	/s/ Mark R. Szczepaniak
Mark R. Szczepaniak
Chief Financial Officer