Form 10-Q
period 2021-09-30
Velocity Financial, Inc.
filed 2021-11-04
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 32,293,042 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and cash equivalents	$35,497	$13,273
Restricted cash	9,586	7,020
Loans held for sale, net	—	13,106
Loans held for investment, net	2,295,697	1,948,089
Loans held for investment, at fair value	1,360	1,539
Total loans, net	2,297,057	1,962,734
Accrued interest receivables	11,974	11,373
Receivables due from servicers	57,058	71,044
Other receivables	870	4,085
Real estate owned, net	17,905	15,767
Property and equipment, net	3,348	4,145
Net deferred tax asset	17,026	6,654
Other assets	6,843	6,779
Total assets	$2,457,164	$2,102,874
LIABILITIES
Accounts payable and accrued expenses	$79,360	$63,361
Secured financing, net	163,449	74,982
Securitizations, net	1,623,674	1,579,019
Warehouse and repurchase facilities, net	258,491	75,923
Total liabilities	2,124,974	1,793,285
MEZZANINE EQUITY
Series A Convertible preferred stock (45,000 shares designated, $0.01 par value; 45,000 shares issued and outstanding)	90,000	90,000
STOCKHOLDERS' EQUITY
Preferred stock ($0.01 par value, 25,000,000 shares authorized; 45,000 issued and outstanding as reflected in Mezzanine Equity)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized at September 30, 2021 and December 31, 2020; 20,604,732 and 20,087,494 shares issued, respectively)	206	201
Additional paid-in capital	205,915	204,190
Retained earnings	36,069	15,198
Total stockholders' equity	242,190	219,589
Total liabilities, mezzanine equity and stockholders' equity	$2,457,164	$2,102,874

The following table represents the assets and liabilities of our consolidated variable interest entities as follows:

ASSETS
Restricted cash	$5,475	$6,743
Loans held for investment, net	1,933,800	1,874,991
Accrued interest and other receivables	67,664	82,342
Real estate owned, net	12,257	9,698
Other assets	5	12
Total assets	$2,019,201	$1,973,786
LIABILITIES
Accounts payable and accrued expenses	$43,157	$43,795
Securities issued	1,623,674	1,579,019
Total liabilities	$1,666,831	$1,622,814

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$46,923	$41,374	$132,608	$125,766
Interest expense — portfolio related	20,321	22,347	61,720	66,384
Net interest income — portfolio related	26,602	19,027	70,888	59,382
Interest expense — corporate debt	4,488	1,913	16,147	10,149
Net interest income	22,114	17,114	54,741	49,233
Provision for (reversal of) loan losses	228	1,573	(668)	4,662
Net interest income after provision for (reversal of) loan losses	21,886	15,541	55,409	44,571
Other operating income
Gain (loss) on disposition of loans	306	(51)	5,536	2,721
Unrealized gain on fair value loans	—	379	18	411
Other income (expense)	33	1,021	18	(1,504)
Total other operating income	339	1,349	5,572	1,628
Operating expenses
Compensation and employee benefits	4,738	5,692	14,470	16,595
Rent and occupancy	447	415	1,340	1,319
Loan servicing	2,014	2,168	5,803	5,825
Professional fees	736	1,051	2,064	2,823
Real estate owned, net	1,186	898	2,734	2,439
Other operating expenses	2,177	1,641	6,154	5,822
Total operating expenses	11,298	11,865	32,565	34,823
Income before income taxes	10,927	5,025	28,416	11,376
Income tax expense	2,905	1,544	7,545	3,175
Net income	$8,022	$3,481	$20,871	$8,201
Less undistributed earnings attributable to participating securities	$3,030	$—	$7,884	$—
Less deemed dividends on preferred stock	$—	$—	$—	$48,955
Net earnings (loss) attributable to common stockholders	$4,992	$3,481	$12,987	$(40,754)
Earnings (loss) per common share
Basic	$0.25	$0.17	$0.65	$(2.03)
Diluted	$0.23	$0.11	$0.62	$(2.03)
Weighted average common shares outstanding
Basic	20,090	20,087	20,088	20,087
Diluted	34,212	32,435	33,858	20,087

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS' EQUITY

($ in thousands)

(Unaudited)

		Common Stock
	Members’ Equity	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity
Balance – December 31, 2019	$152,844	—	$—	$—	$—	$152,844
Cumulative effect of change in accounting principle (1)	—	—	—	—	(96)	(96)
Balance - January 1, 2020	$152,844	—	$—	$—	$(96)	$152,748
Class A equity units conversion	(92,650)	—	—	—	—	(92,650)
Class D equity units conversion	(60,194)	—	—	—	—	(60,194)
Issuance of common stock	—	20,087,494	201	247,539	—	247,740
Stock-based compensation	—	—	—	207	—	207
Net income	—	—	—	—	2,579	2,579
Balance – March 31, 2020	$—	20,087,494	$201	$247,746	$2,483	$250,430
Deemed dividends-convertible preferred stock	—	—	—	(46,472)	(2,483)	(48,955)
Issuance of warrants	—	—	—	2,158	—	2,158
Stock-based compensation	—	—	—	253	—	253
Net income	—	—	—	—	2,141	2,141
Balance – June 30, 2020	$—	20,087,494	$201	$203,685	$2,141	$206,027
Stock-based compensation	—	—	—	252	—	252
Net income	—	—	—	—	3,481	3,481
Balance – September 30, 2020	$—	$20,087,494	$201	$203,937	$5,622	$209,760

Balance – December 31, 2020	$—	20,087,494	$201	$204,190	$15,198	$219,589
Restricted stock awarded and earned stock compensation	—	480,000	5	226	—	231
Stock-based compensation - Options	—	—	—	254	—	254
Net income	—	—	—	—	3,396	3,396
Balance – March 31, 2021	—	20,567,494	$206	$204,670	$18,594	$223,470
Restricted stock awarded and earned stock compensation	—	26,511	—	291	—	291
Stock-based compensation - Options	—	—	—	254	—	254
Net income	—	—	—	—	9,453	9,453
Balance – June 30, 2021	$—	$20,594,005	$206	$205,215	$28,047	$233,468
Issuance of common stock	—	10,727	—	137	—	137
Restricted stock awarded and earned stock compensation	—	—	—	307	—	307
Stock-based compensation - Options	—	—	—	256	—	256
Net income	—	—	—	—	8,022	8,022
Balance – September 30, 2021	$—	20,604,732	$206	$205,915	$36,069	$242,190

(1)	Impact due to adoption of ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", and related amendments on January 1, 2020.

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net income	$20,871	$8,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	883	918
Amortization of right-of-use assets	885	916
(Reversal of) provision for loan losses	(668)	4,662
Origination of loans held for sale	—	(96,064)
Proceeds from sales of loans held for sale	—	80,858
Purchase of held for sale loans	(755)	(1,232)
Repayments on loans held for sale	16	19,850
Accretion and amortization of loan costs, net	4,696	3,288
Provision for uncollectible borrower advances	170	518
Gain on disposition of loans	(4,745)	(2,209)
Real estate acquired through foreclosure in excess of recorded investment	(791)	(511)
Amortization of debt issuance discount and costs	14,088	12,807
Loss on disposal of property and equipment	18	41
Change in valuation of real estate owned	1,619	1,744
Change in valuation of fair value loans	(18)	(411)
Change in valuation of held for sale loans	(15)	(345)
Gain on sale of real estate owned	(240)	(652)
Stock-based compensation	1,595	712
Net deferred tax benefit	(10,373)	6,489
(Increase) decrease in operating assets and liabilities:
Accrued interest and other receivables	(1,043)	(5,549)
Other assets	(512)	(5,112)
Accounts payable and accrued expenses	13,893	8,445
Net cash provided by operating activities	39,574	37,364
Cash flows from investing activities:
Purchase of loans held for investment	(9,412)	(3,571)
Origination of loans held for investment	(840,798)	(161,797)
Payoffs of loans held for investment and loans at fair value	427,224	242,166
Proceeds from sales of loans originally classified as held for investment	99,117	—
Proceeds from sale of real estate owned	7,459	5,867
Capitalized real estate owned improvements	(78)	(598)
Change in advances	(1,597)	(5,272)
Change in impounds and deposits	1,894	(2,732)
Purchase of property and equipment	(104)	(724)
Net cash (used in) provided by investing activities	(316,295)	73,339
Cash flows from financing activities:
Warehouse repurchase facilities advances	717,605	267,539
Warehouse repurchase facilities repayments	(534,062)	(670,404)
Proceeds from secured financing	175,000	—
Repayment of secured financing	(81,063)	(75,000)
Proceeds of securitizations, net	456,184	517,995
Repayment of securitizations	(412,916)	(284,901)
Debt issuance costs	(18,981)	(8,552)
Issuance of common stock	137	100,800
Preferred stock issuance costs	—	41,044
Proceeds from issuance of warrants	—	2,158
Stock issuance costs	(393)	—
IPO deal costs	—	(1,903)
Net cash provided by (used in) financing activities	301,511	(111,224)
Net increase (decrease) in cash, cash equivalents, and restricted cash	24,790	(521)
Cash, cash equivalents, and restricted cash at beginning of period	20,293	27,552
Cash, cash equivalents, and restricted cash at end of period	$45,083	$27,031

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for interest	$63,706	$63,516
Cash paid during the period for income taxes	7,224	2,861
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to held for sale	80,498	—
Transfer of loans held for investment to real estate owned	10,107	7,435
Transfer of accrued interest to loans held for investment	1,776	6,574
Discount on issuance of securitizations	223	6,428
Transfer of loans held for sale to held for investment	10,178	213,609
Deferred IPO costs charged against additional paid-in capital	—	4,000
Deferred stock issuance costs charged against additional paid-in capital	1	—

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2014-1 Trust through and including the 2021-2 Trust, all of which are New York common law trusts, with the exception of VCC 2020-MC1 Trust which is a Delaware statutory trust. The Trusts are bankruptcy remote, variable interest entities (VIE) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2021 and 2020 have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company’s significant accounting policies are described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies, of its audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission.

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

The following table presents a summary of the assets and liabilities of the Trusts as of September 30, 2021 and December 31, 2020.  Intercompany balances have been eliminated for purposes of this presentation (in thousands):

	September 30, 2021	December 31, 2020
Restricted cash	$5,475	$6,743
Loans held for investment, net	1,933,800	1,874,991
Accrued interest and other receivables	67,664	82,342
Real estate owned, net	12,257	9,698
Other assets	5	12
Total assets	$2,019,201	$1,973,786
Accounts payable and accrued expenses	$43,157	$43,795
Securities issued	1,623,674	1,579,019
Total liabilities	$1,666,831	$1,622,814

The consolidated financial statements as of September 30, 2021 and December 31, 2020 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs.

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

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$35,497	$19,210
Restricted cash	9,586	7,821
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$45,083	$27,031

Note 5 — Loans Held for Sale, Net

 The following table summarizes loans held for sale as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Unpaid principal balance	$—	$12,929
Valuation adjustments	—	(17)
Deferred loan origination costs	—	194
Ending balance	$—	$13,106

Note 6 — Loans Held for Investment and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of September 30, 2021 and December 31, 2020 (in thousands):
	September 30, 2021
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment
Unpaid principal balance	$2,269,950	$1,344	$2,271,294
Valuation adjustments on FVO loans	—	16	16
Deferred loan origination costs	29,775	—	29,775
	2,299,725	1,360	2,301,085
Allowance for loan losses	(4,028)	—	(4,028)
Total loans held for investment and loans held for investment at fair value, net	$2,295,697	$1,360	$2,297,057

	December 31, 2020
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment
Unpaid principal balance	$1,930,334	$1,541	$1,931,875
Valuation adjustments on FVO loans	—	(2)	(2)
Deferred loan origination costs	23,600	—	23,600
	1,953,934	1,539	1,955,473
Allowance for loan losses	(5,845)	—	(5,845)
Total loans held for investment and loans held for investment at fair value, net	$1,948,089	$1,539	$1,949,628

The following table presents the activity in the Unpaid Principal Balance (“UPB”) and amortized cost basis of loans in the Company's COVID-19 forbearance program for the three and nine months ended September 30, 2021 ($ in thousands):

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
	UPB	%	Amortized Cost	%	UPB	%	Amortized Cost	%
Beginning balance	$342,442		$346,697		$392,073		$396,918
Additions	—		—		2,616		2,615
Foreclosures	—		—		(253)		(260)
Repayments	(22,698)		(23,037)		(74,692)		(75,613)
Ending balance	$319,744		$323,660		$319,744		$323,660

Performing/Accruing	$249,944	78.2%	$252,944	78.2%	$249,944	78.2%	$252,944	78.2%

Nonperforming/Nonaccrual	$69,800	21.8%	$70,716	21.8%	$69,800	21.8%	$70,716	21.8%

The following table presents the UPB and amortized cost basis of loans in the Company's COVID-19 forbearance program as of December 31, 2020 ($ in thousands):

	December 31, 2020
	UPB	%	Amortized Cost	%
Ending balance	$392,073		$396,918

Performing/Accruing	$327,708	83.6%	$330,495	83.3%

Nonperforming/Nonaccrual	$64,365	16.4%	$66,423	16.7%

Since April 1, 2020, the inception of the COVID-19 forbearance program, the Company has modified $407.9 million in UPB of loans, which includes capitalized interest of $9.8 million. As of September 30, 2021, $112.5 million in UPB of modified loans has been paid down, which includes $1.8 million of capitalized interest received.

Approximately 78.2% and 83.6% of the COVID forbearance loans in UPB were performing, and 21.8% and 16.4% were on nonaccrual status as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021 and December 31, 2020, the gross unpaid principal balance of loans held for investment pledged as collateral for the Company’s warehouse facilities, and securitizations issued were as follows (in thousands):

	September 30, 2021	December 31, 2020
The 2013 repurchase agreement	$101,711	$91,074
The 2015 repurchase agreement	176,156	—
The Bank credit agreement	40,082	—
The 2021 repurchase agreement	27,496	—
Total pledged loans	$345,445	$91,074

2014-1 Trust	18,813	22,228
2015-1 Trust	36,163	48,179
2016-1 Trust	56,998	71,271
2016-2 Trust	34,755	47,282
2017-1 Trust	60,506	81,376
2017-2 Trust	104,385	137,970
2018-1 Trust	79,352	112,042
2018-2 Trust	174,205	224,195
2019-1 Trust	162,726	203,144
2019-2 Trust	143,020	175,560
2019-3 Trust	112,630	135,527
2020-1 Trust	203,442	241,664
2020-2 Trust	105,636	123,646
2020-MC1 Trust	155,669	228,470
2021-1 Trust	256,682	—
2021-2 Trust	203,707	—
Total	$1,908,689	$1,852,554

(a)	Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment that were nonperforming and on nonaccrual status as of September 30, 2021 and December 31, 2020, and accruing loans that were 90 days or more past due (“DPD”) as of September 30, 2021 and December 31, 2020. These accruing loans that were 90 or more days past due represent loans that were granted a forbearance under the Company’s COVID-19 payment forbearance programs.

	September 30, 2021
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual Loans	Loans 90+ DPD Still Accruing COVID-19 Program
	($ in thousands)
Commercial - Purchase	$20,707	$19,945	$762	$12	0.1%	$—
Commercial - Refinance	84,324	74,483	9,841	938	4.5	—
Residential 1-4 Unit - Purchase	18,419	18,162	257	96	0.5	—
Residential 1-4 Unit - Refinance	114,785	110,595	4,190	261	1.3	—
Short Term 1-4 Unit - Purchase	5,982	5,144	838	110	0.5	—
Short Term 1-4 Unit - Refinance	47,591	42,607	4,984	359	1.7	—
Total	$291,808	$270,936	$20,872	$1,776	8.6%	$—

Troubled Debt Restructuring included in nonaccrual loans:	$167	$—	$—	$—	—	$—

	December 31, 2020
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual Loans	Loans 90+ DPD Still Accruing COVID-19 Program
	($ in thousands)
Commercial - Purchase	$22,166	$20,955	$1,211	$153	0.7%	$—
Commercial - Refinance	101,117	96,804	4,313	519	2.3	1,747
Residential 1-4 Unit - Purchase	26,373	25,839	534	128	0.6	—
Residential 1-4 Unit - Refinance	120,152	113,206	6,946	465	2.1	109
Short Term 1-4 Unit - Purchase	6,585	3,808	2,777	525	2.4	—
Short Term 1-4 Unit - Refinance	59,843	53,616	6,227	878	4.0	123
Total	$336,236	$314,228	$22,008	$2,668	12.1%	$1,979

Troubled Debt Restructuring included in nonaccrual loans:	$173	$—	$—	$25	—	$—

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

The following tables present the amortized cost basis in the loans held for investment, excluding loans held for investment at fair value, as of September 30, 2021 and 2020, and the amount of accrued interest receivables written off by reversing interest income by portfolio segment for the three and nine months ended September 30, 2021 and 2020 (in thousands):
	Three Months Ended September 30,
	2021		2020
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$426,483	$114	$293,886	$151
Commercial - Refinance	710,201	146	695,664	459
Residential 1-4 Unit - Purchase	340,611	33	282,212	215
Residential 1-4 Unit - Refinance	671,703	368	735,072	773
Short Term 1-4 Unit - Purchase	50,758	103	—	—
Short Term 1-4 Unit - Refinance	99,969	165	—	—
Total	$2,299,725	$929	$2,006,834	$1,598

	Nine Months Ended September 30,
	2021		2020
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$426,483	$306	$293,886	$576
Commercial - Refinance	710,201	838	695,664	3,092
Residential 1-4 Unit - Purchase	340,611	154	282,212	724
Residential 1-4 Unit - Refinance	671,703	1,169	735,072	4,156
Short Term 1-4 Unit - Purchase	50,758	788	—	—
Short Term 1-4 Unit - Refinance	99,969	523	—	—
Total	$2,299,725	$3,778	$2,006,834	$8,548

For the nine months ended September 30, 2021 and 2020 cash basis interest income recognized on nonaccrual loans was $24.3 million and $11.6 million, respectively, and $7.6 million and $4.9 million for the three months ended September 30, 2021 and 2020, respectively. Other than loans in the Company’s COVID-19 forbearance programs, no accrued interest income was recognized on nonaccrual loans for the three and nine months ended September 30, 2021 and 2020. The average recorded investment of individually evaluated loans, computed using month-end balances, was $292.2 million and $310.7 million for the three months ended September 30, 2021 and 2020, respectively, and $332.4 million and $223.7 million for the nine months ended September 30, 2021 and 2020, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified as of September 30, 2021 and 2020.

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

The Company uses an open pool loss rate methodology to model expected credit losses on a collective basis. To determine the loss rates for the open pool method, the Company starts with its historical database of losses, segmenting the loans by loan purpose, product type and repayment period. A third-party model applying the open pool method is used to estimate an annual average loss rates by dividing the respective pool's quarterly historical losses by the pool's respective prior quarter’s ending unamortized loan cost balance and deriving an annual average loss rate from the historical quarterly loss rates. The model then adjusts the annual average loss rates based upon macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates are applied to the forecasted pool balance within each segment. The forecasted balances in the loan pool segments are calculated based on a principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments. For the September 30, 2021 estimate, the Company considered a COVID-19 adverse stress scenario with a six-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period. Management concluded that applying the adverse stress scenario was appropriate given the status of the pandemic at the end of September 2021.

Once a loan becomes nonperforming (90 or more days past due), it no longer shares the same risk characteristics of the other loans within its segment of homogeneous loans (pool). Nonperforming loans are considered collateral dependent by the Company. These loans are evaluated individually using the practical expedient to determine the credit exposure.

The following tables present the activity in the allowance for credit losses for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - July 1,2021	$262	$1,923	$281	$847	$73	$577	$3,963
Provision for loan losses (1)	—	44	27	68	62	27	228
Charge-offs	—	(18)	—	(43)	—	(102)	(163)
Ending balance	$262	$1,949	$308	$872	$135	$502	$4,028

Allowance related to:
Loans individually evaluated	$12	$938	$96	$261	$110	$359	$1,776
Loans collectively evaluated	250	1,010	212	611	25	144	2,252
Amortized cost related to:
Loans individually evaluated	$20,707	$84,324	$18,419	$114,785	$5,982	$47,591	$291,808
Loans collectively evaluated	405,776	625,877	322,192	556,918	44,776	52,378	2,007,917

	Three Months Ended September 30, 2020
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - July 1,2020	$524	$2,687	$403	$1,607	$—	$—	5,221
Provision for loan losses (1)	(90)	(101)	171	1,593	—	—	1,573
Charge-offs	—	(210)	(37)	(799)	—	—	(1,046)
Ending balance	$434	$2,376	$537	$2,401	$—	$—	$5,748

Allowance related to:
Loans individually evaluated	$179	$549	$266	$1,389	$—	$—	2,383
Loans collectively evaluated	255	1,828	271	1,011	—	—	3,365
Amortized cost related to:
Loans individually evaluated	$20,544	$102,337	$27,800	$165,434	$—	$—	$316,115
Loans collectively evaluated	273,342	593,327	254,412	569,638	—	—	1,690,719

	Nine Months Ended September 30, 2021
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - January 1,2021	$373	$2,093	$333	$1,216	$595	$1,235	$5,845
Provision for loan losses (1)	3	(31)	12	(150)	(446)	(56)	(668)
Charge-offs	(114)	(113)	(37)	(194)	(14)	(677)	(1,149)
Ending balance	$262	$1,949	$308	$872	$135	$502	$4,028

Allowance related to:
Loans individually evaluated	$12	$938	$96	$261	$110	$359	$1,776
Loans collectively evaluated	250	1,010	212	611	25	144	2,252
Amortized cost related to:
Loans individually evaluated	$20,707	$84,324	$18,419	$114,785	$5,982	$47,591	$291,808
Loans collectively evaluated	405,776	625,877	322,192	556,918	44,776	52,378	2,007,917

	Nine Months Ended September 30, 2020
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$304	$1,016	$148	$772	$—	$—	$2,240
Impact of adopting ASC 326	19	62	9	47	—	—	137
Balance - January 1, 2020	$323	$1,078	$157	$819	$—	$—	$2,377
Provision for loan losses (1)	190	1,508	553	2,411	—	—	4,662
Charge-offs	(79)	(210)	(173)	(829)	—	—	(1,291)
Ending balance	$434	$2,376	$537	$2,401	$—	$—	$5,748

Allowance related to:
Loans individually evaluated	$179	$549	$266	$1,389	$—	$—	2,383
Loans collectively evaluated	255	1,828	271	1,011	—	—	3,365
Amortized cost related to:
Loans individually evaluated	$20,544	$102,337	$27,800	$165,434	$—	$—	316,115
Loans collectively evaluated	273,342	593,327	254,412	569,638	—	—	1,690,719

(1)

The provision for loan losses decreased from approximately $1.5 million and $4.7 million for the three and nine months ended September 30,2020 respectively to $0.2 and a reversal of $(0.7) million for the three and nine months ended September 30, 2021 respectively due mainly to an improved economic outlook as the economy recovers from the COVID-19 pandemic.

(c)	Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-off rate in relation to its nonperforming loans as its credit quality indicator. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. As of September 30, 2021, the annualized charge-off rate was 0.53% of average nonperforming loans. The charged-off rate was 0.65% for the year ended December 31, 2020.

Other credit quality indicators include aging status and accrual status. The following table presents the aging status of the amortized cost basis in the loans held for investment portfolio, excluding loans held for investment at fair value, which includes $323.7 million and $396.9 million loans in the Company’s COVID-19 forbearance program as of September 30, 2021 and December 31, 2020, respectively (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
September 30, 2021	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$673	$2,899	$17,135	$20,707	$—	$20,707
Commercial - Refinance	2,895	7,443	73,819	84,157	167	84,324
Residential 1-4 Unit - Purchase	870	509	17,040	18,419	—	18,419
Residential 1-4 Unit - Refinance	890	4,609	109,286	114,785	—	114,785
Short Term 1-4 Unit - Purchase	—	952	5,030	5,982	—	5,982
Short Term 1-4 Unit - Refinance	217	1,442	45,932	47,591	—	47,591
Total loans individually evaluated	$5,545	$17,854	$268,242	$291,641	$167	$291,808
Loans collectively evaluated
Commercial - Purchase	$8,276	$3,938	$—	$12,214	$393,562	$405,776
Commercial - Refinance	29,512	7,573	—	37,085	588,792	625,877
Residential 1-4 Unit - Purchase	7,573	2,643	—	10,216	311,976	322,192
Residential 1-4 Unit - Refinance	32,804	7,413	—	40,217	516,701	556,918
Short Term 1-4 Unit - Purchase	—	434	—	434	44,342	44,776
Short Term 1-4 Unit - Refinance	4,590	725	—	5,315	47,063	52,378
Total loans collectively evaluated	$82,755	$22,726	$—	$105,481	$1,902,436	$2,007,917
Ending balance	$88,300	$40,580	$268,242	$397,122	$1,902,603	$2,299,725

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2020	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$961	$1,307	$19,898	$22,166	$—	$22,166
Commercial - Refinance	2,118	7,532	91,467	101,117	—	101,117
Residential 1-4 Unit - Purchase	192	2,915	23,266	26,373	—	26,373
Residential 1-4 Unit - Refinance	1,440	3,010	115,702	120,152	—	120,152
Short Term 1-4 Unit - Purchase	—	—	6,585	6,585	—	6,585
Short Term 1-4 Unit - Refinance	964	760	58,119	59,843	—	59,843
Total loans individually evaluated	$5,675	$15,524	$315,037	$336,236	$—	$336,236
Loans collectively evaluated
Commercial - Purchase	$8,000	$7,081	$—	$15,081	$263,657	$278,738
Commercial - Refinance	33,725	13,224	1,747	48,696	535,285	583,981
Residential 1-4 Unit - Purchase	5,030	1,261	—	6,291	191,928	198,219
Residential 1-4 Unit - Refinance	33,144	14,567	109	47,820	398,953	446,773
Short Term 1-4 Unit - Purchase	1,972	21,780	—	23,752	12,987	36,739
Short Term 1-4 Unit - Refinance	8,406	5,383	123	13,912	59,336	73,248
Total loans collectively evaluated	$90,277	$63,296	$1,979	$155,552	$1,462,146	$1,617,698
Ending balance	$95,952	$78,820	$317,016	$491,788	$1,462,146	$1,953,934

(1)	Includes loans in bankruptcy and foreclosure less than 90 days past due

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of September 30, 2021 and December 31, 2020 (in thousands).

	Term Loans Amortized Cost Basis by Origination Year
September 30, 2021:	2021	2020	2019	2018	2017	Pre-2017	Total
Commercial - Purchase
Payment performance
Performing	$172,073	$51,482	$86,618	$52,270	$24,583	$18,750	$405,776
Nonperforming	287	1,893	6,307	5,654	4,543	2,023	20,707
Total Commercial - Purchase	$172,360	$53,375	$92,925	$57,924	$29,126	$20,773	$426,483

Commercial - Refinance
Payment performance
Performing	$142,262	$66,714	$151,881	$125,813	$68,414	$70,793	$625,877
Nonperforming	618	3,890	23,916	27,618	17,140	11,142	84,324
Total Commercial - Refinance	$142,880	$70,604	$175,797	$153,431	$85,554	$81,935	$710,201

Residential 1-4 Unit - Purchase
Payment performance
Performing	$180,260	$13,471	$54,926	$31,565	$14,931	$27,039	$322,192
Nonperforming	460	2,842	5,256	3,534	3,491	2,836	18,419
Total Residential 1-4 Unit - Purchase	$180,720	$16,313	$60,182	$35,099	$18,422	$29,875	$340,611

Residential 1-4 Unit - Refinance
Payment performance
Performing	$238,761	$31,679	$124,991	$75,242	$37,915	$48,330	$556,918
Nonperforming	8,178	7,065	37,062	32,754	18,256	11,470	114,785
Total Residential 1-4 Unit - Purchase	$246,939	$38,744	$162,053	$107,996	$56,171	$59,800	$671,703

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$17,618	$16,722	$10,436	$—	$—	$—	$44,776
Nonperforming	—	4,136	1,430	416	—	—	5,982
Total Short Term 1-4 Unit - Purchase	$17,618	$20,858	$11,866	$416	$—	$—	$50,758

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$18,345	$18,366	$15,667	$—	$—	$—	$52,378
Nonperforming	792	16,453	25,266	5,080	—	—	47,591
Total Short Term 1-4 Unit - Refinance	$19,137	$34,819	$40,933	$5,080	$—	$—	$99,969

Total Portfolio	$779,654	$234,713	$543,756	$359,946	$189,273	$192,383	$2,299,725

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2020	2020	2019	2018	2017	2016	Pre-2016	Total
Commercial - Purchase
Payment performance
Performing	$56,446	$99,534	$64,706	$34,862	$9,500	$13,690	$278,738
Nonperforming	1,046	4,666	5,799	7,182	1,539	1,934	22,166
Total Commercial - Purchase	$57,492	$104,200	$70,505	$42,044	$11,039	$15,624	$300,904

Commercial - Refinance
Payment performance
Performing	$75,376	$176,854	$157,499	$87,476	$34,858	$51,918	$583,981
Nonperforming	4,929	26,776	32,955	18,980	10,392	7,085	101,117
Total Commercial - Refinance	$80,305	$203,630	$190,454	$106,456	$45,250	$59,003	$685,098

Residential 1-4 Unit - Purchase
Payment performance
Performing	$26,215	$69,775	$42,537	$25,874	$7,056	$26,762	$198,219
Nonperforming	1,611	5,973	8,949	5,059	1,348	3,433	26,373
Total Residential 1-4 Unit - Purchase	$27,826	$75,748	$51,486	$30,933	$8,404	$30,195	$224,592

Residential 1-4 Unit - Refinance
Payment performance
Performing	$57,945	$168,912	$96,568	$61,033	$22,949	$39,366	$446,773
Nonperforming	3,934	42,159	37,451	17,942	7,653	11,013	120,152
Total Residential 1-4 Unit - Purchase	$61,879	$211,071	$134,019	$78,975	$30,602	$50,379	$566,925

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$20,563	$15,990	$186	$—	$—	$—	$36,739
Nonperforming	3,764	2,217	604	—	—	—	6,585
Total Short Term 1-4 Unit - Purchase	$24,327	$18,207	$790	$—	$—	$—	$43,324

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$35,234	$37,818	$196	$—	$—	$—	$73,248
Nonperforming	17,318	33,711	8,719	95	—	—	59,843
Total Short Term 1-4 Unit - Refinance	$52,552	$71,529	$8,915	$95	$—	$—	$133,091

Total Portfolio	$304,381	$684,385	$456,169	$258,503	$95,295	$155,201	$1,953,934

Note 7 — Securitizations, Net

From May 2011 through September 2021, the Company completed seventeen securitizations of $3.9 billion of loans, issuing $3.5 billion of securities to third parties through seventeen respective Trusts. The Company is the sole beneficial interest holder of the remaining Trusts, which are variable interest entities included in the consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 5%–30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from September 2044 through August 2051.

The following table summarizes the outstanding balance, net of discounts and deal costs, of the securities and the effective interest rate for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended September 30,
Securitizations:	2021	2020
Securitizations, net	$1,623,674	$1,670,930
Interest expense	55,288	58,749
Average outstanding balance	1,574,999	1,728,131
Effective interest rate (1)	4.68%	4.53%
(1)

Represents annualized interest expense divided by average gross outstanding balance and includes average rate of 3.97% and debt issuance cost amortization of 0.71% and average rate of 3.94% and debt issuance cost amortization of 0.59% for the nine months ended September 30, 2021 and 2020, respectively.

Note 8 — Other Debt

Secured financings and warehouse facilities were utilized to finance the origination and purchase of commercial real estate mortgage loans. Warehouse facilities are designated to fund mortgage loans that are purchased and originated within specified underwriting guidelines. These lines of credit fund less than 100% of the principal balance of the mortgage loans originated and purchased, requiring the use of working capital to fund the remaining portion.

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

As of September 30, 2021, the balance of the 2021 Term Loan was $171.9 million. The balance of the 2019 Term Loan was $78.0 million as of December 31, 2020. The balances in the consolidated Balance Sheets are net of debt issuance costs and discounts of $8.5 million and $3.0 million as of September 30, 2021 and December 31, 2020, respectively. The 2021 Term Loan is secured by substantially all assets of the Company not otherwise pledged under a securitization or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of September 30, 2021, the Company was in compliance with these covenants.

(b)	Warehouse Repurchase and Revolving Loan Facilities, Net

On May 17, 2013, the Company entered into a Repurchase Agreement (“the 2013 Repurchase Agreement”) with a warehouse lender. The 2013 Repurchase Agreement has a current maturity date of September 29, 2023, and is a short-term borrowing facility, collateralized by a pool of performing loans, with a maximum capacity of $200.0 million, and bears interest at one-month LIBOR plus 3.25%. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility.

On September 12, 2018, the Company entered into a three-year secured revolving loan facility agreement (“the Bank Credit Agreement”) with a bank. The Bank Credit Agreement has a current extended maturity date of November 10, 2023. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at the lesser of the one-month LIBOR Rate with a 0.75% floor, plus 3.5% per annum and the maximum rate, which is the highest lawful and non-usurious rate of interest applicable to the loan. The maximum capacity under this facility is $50.0 million. Borrowings under this warehouse agreement were $30.7 million and zero as of September 30, 2021 and December 31, 2020, respectively.

On December 26, 2019, the Company entered into a $3.0 million loan agreement (“the 2019 Loan”) with a lender. The 2019 Loan is secured by five real properties acquired by the Company through foreclosure or by deed-in lieu of foreclosure. The 2019 Loan bears a fixed interest rate of 9.5% with an extended maturity date of December 31, 2021.

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

Certain of the Company’s loans are pledged as security under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of September 30, 2021 and December 31, 2020, the Company was in compliance with these covenants.

The following table summarizes the maximum borrowing capacity and current gross balances outstanding of the Company’s warehouse facilities and loan agreements as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Period end balance (1)	Maximum borrowing capacity	Period end balance (1)	Maximum borrowing capacity
The 2021 term repurchase agreement	$21,205	$100,000	—	—
The 2021 repurchase agreement	127,898	200,000	—	—
The July 2021 term repurchase agreement	—	100,000	—	—
The 2013 repurchase agreement	77,209	200,000	73,502	100,000
The Bank credit agreement	30,732	50,000	—	—
The 2019 loan agreement	2,700	3,000	2,700	3,000

(1)

Warehouse repurchase facilities amounts in the consolidated balance sheets are net of debt issuance costs amounting to $1.3 million and $0.3 million as of September 30, 2021 and December 31, 2020, respectively.

The following table provides an overview of the activity and effective interest rate for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Warehouse and repurchase facilities:	2021	2020	2021	2020
Average outstanding balance	$182,383	$22,306	$154,297	$204,110
Highest outstanding balance at any month-end	259,744	19,823	281,690	450,194
Effective interest rate (1)	5.19%	12.61%	5.56%	4.99%

(1)

Represents annualized interest expense divided by average gross outstanding balance and includes average rate of 4.00% and debt issuance cost amortization of 1.19%, and average rate of 5.54% and debt issuance cost amortization of 7.07%, for the three months ended September 30, 2021 and 2020, respectively. The effective interest rate includes average rate of 4.35% and debt issuance cost amortization of 1.21%, and average rate 4.34% and debt issuance cost amortization 0.65% for the nine months ended September 30, 2021 and 2020 respectively. The average rate for the three months ended September 30, 2021 was lower compared to the same period in 2020 due to the much lower average outstanding borrowing balance in 2020, but the debt issuance cost amortization remained relatively constant. The increase in average rate for the nine months ended September 30, 2021 was primarily attributable to the higher non-usage fees paid to a lender.

The following table provides a summary of interest expense that includes debt issuance cost amortization, interest, amortization of discount, and deal cost amortization for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021		2020
Warehouse and repurchase facilities	$2,365	$703	$6,433		$7,635
Securitizations	17,956	21,644	55,287		58,749
Interest expense — portfolio related	20,321	22,347	61,720		66,384
Interest expense — corporate debt	4,488	1,913	16,147	(1)	10,149	(2)
Total interest expense	$24,809	$24,260	$77,867		$76,533
(1)

Included in the $16.1 million of interest expense – corporate debt for the nine months ended September 30, 2021 was the one-time debt issuance costs write-off of $2.9 million and prepayment fee of $1.6 million associated with the payoff of $78.0 million in outstanding principal amount in February 2021.

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

The Company records a repurchase liability relating to representations and warranties and early payment defaults. The method used to estimate the liability for repurchase is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults. The Company establishes a liability at the time loans are sold and continually updates the estimated repurchase liability. The level of the repurchase liability for representations and warranties and early payment default requires considerable management judgment. As of September 30, 2021 and December 31, 2020, the balance of repurchase liability was $140 thousand and $139 thousand, respectively, and it is included in accounts payable and accrued expenses in the consolidated balance sheets.

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

Stock-based awards vest ratably over a service period of three years from the date of the grant. Compensation expense related to stock-based awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The Company recognized $0.5 million and $0.2 million compensation expense related to the outstanding stock options and unvested restricted stock awards granted to employees for the three months ended September 30, 2021 and 2020, respectively. Such amount is included in “Compensation and employee benefits” on the Consolidated Statement of Income. The amount of unrecognized compensation expense related to unvested stock options and restricted stock awards totaled $4.2 million and $2.3 million as of September 30, 2021 and 2020, respectively.

Note 11 — Earnings Per Share

The Series A Convertible Preferred Stock issued by the Company in April 2020 is considered participating securities because it has dividend rights determined on an as-converted basis in the event of Company’s declaration of a dividend or distribution for common shares. All Series A Convertible Preferred Stock were converted into common stock on October 8,2021. The Company’s participating securities also include unvested restricted stock awards that contain non-forfeitable rights to dividends. The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock that shared in earnings.

The following table presents the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2021 and 2020:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)		(In thousands, except per share data)
Basic EPS:
Net income	$8,022	$3,481	$20,871	$8,201
Less: deemed dividends on preferred stock	—	—	—	48,955
Net income (loss) attributable to common stockholders	$8,022	$3,481	$20,871	$(40,754)
Less: undistributed earnings attributable to participating securities	3,030	—	7,884	—
Net earnings (loss) attributable to common stockholders	$4,992	$3,481	$12,987	$(40,754)
Weighted average common shares outstanding	20,090	20,087	20,088	20,087
Basic earnings (loss) per common share	$0.25	$0.17	$0.65	$(2.03)
Diluted EPS:
Net income (loss) attributable to common stockholders	$8,022	$3,481	$20,871	$(40,754)
Weighted average common shares outstanding	20,090	20,087	20,088	20,087
Add dilutive effects for assumed conversion of Series A preferred stock	11,688	11,688	11,688	—
Add dilutive effects for warrants	2,157	659	1,909	—
Add dilutive effects for stock options	5	—	2	—
Add dilutive effects of unvested restricted stock awards	272	—	171	—
Weighted average diluted common shares outstanding	34,212	32,435	33,858	20,087
Diluted income (loss) per common share	$0.23	$0.11	$0.62	$(2.03)

The following table sets forth the number of shares excluded from the computation of diluted earnings (loss) per share, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares underlying Series A Convertible Preferred Stock	—	—	—	11,688
Shares underlying warrants	—	1,004	—	3,013
Stock options	773	773	773	773
Unvested restricted stock awards	—	NA	—	NA
Share equivalents excluded from EPS	773	1,777	773	15,474

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

Beginning on October 8, 2021, the Company has the option to convert the preferred stock to common stock, provided that the daily Volume Weighted Average Price (“VWAP”) for a share of VEL common stock is more than 200% of the $3.85 conversion price for at least 20 trading days, whether consecutive or not, in the period of 30 consecutive trading days, provided that the 20 trading days includes the final 5 trading days of the 30-trading day period.

Beginning on October 7, 2022, if not for the repurchase prohibition contained in the Company’s material indebtedness, and in no event later than November 28, 2024, holders of the Preferred have the option to cause the Company to repurchase all or a portion of such holder’s shares of Preferred, for an amount in cash equal to such share’s liquidation preference. If the Company defaults on its repurchase obligation, the holders of the Preferred have the right (until the repurchase price has been paid in full, in cash, or such the Preferred has been converted) to initiate a sale of the Company and the holders of the Preferred will have the right to elect two directors of the Company’s Board until such default is cured. The Company is also required to redeem the Preferred upon a change of control (as defined in the certificate of designation governing the Preferred).

On October 8, 2021, the Company exercised its option to convert all of its 45,000 outstanding shares of Series A Convertible Preferred Stock into 11,688,310 shares of our common stock. The Certificate of Designation of the Series A Convertible Preferred Stock authorized the Company to convert the Series A Convertible Preferred Stock into common stock as our common stock VWAP met the requisite conditions disclosed above.

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

The Preferred is recorded as mezzanine equity (temporary equity) on the consolidated balance sheets because it is not mandatorily redeemable, but does contain a redemption feature at the option of the Preferred holders that is considered not solely within the Company’s control. At June 30, 2020, the Company recognized the Preferred maximum redemption value of $90.0 million, which is the maximum redemption value on the earliest redemption date based on a redemption value of $2,000 per share and 45,000 shares of Preferred. The recording of the Preferred maximum redemption value was treated as a deemed dividend and resulted in a $49.0 million charge to Shareholders’ Equity. The maximum redemption value of $90.0 million remains the same as of September 30, 2021.

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

Collateral Dependent or Loans Individually Evaluated

Nonaccrual loans held for investment are evaluated individually and are adjusted to the fair value of the collateral when the fair value of the collateral is below the carrying value of the loan. To the extent a loan is collateral dependent, the Company determines the allowance for credit losses based on the estimated fair value of the underlying collateral. The fair value of each loan’s collateral is generally based on appraisals or broker price opinions obtained, less estimated costs to sell, a Level 3 measurement.

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

Fair Value Disclosures

The following tables present information on assets measured and recorded at fair value as of September 30, 2021 and December 31, 2020, by level, in the fair value hierarchy (in thousands):

	Fair value measurements using			Total at
September 30, 2021	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$1,360	$1,360
Interest-only strips	—	—	16	16
Total recurring fair value measurements	—	—	1,376	1,376
Nonrecurring fair value measurements:
Real estate owned, net	—	—	13,113	13,113
Individually evaluated loans requiring specific allowance, net	—	—	19,096	19,096
Total nonrecurring fair value measurements	—	—	32,209	32,209
Total assets	$—	$—	$33,585	$33,585

	Fair value measurements using			Total at
December 31, 2020	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$1,539	$1,539
Interest-only strips	—	—	238	238
Total recurring fair value measurements	—	—	1,777	1,777
Nonrecurring fair value measurements:
Loans held for sale, net	—	—	13,106	13,106
Real estate owned, net	—	—	15,767	15,767
Impaired loans requiring specific allowance, net	—	—	19,340	19,340
Total nonrecurring fair value measurements	—	—	48,213	48,213
Total assets	$—	$—	$49,990	$49,990

The following table presents gains and losses recognized on assets measured on a nonrecurring basis for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (loss) on assets measured on a nonrecurring basis	2021	2020	2021	2020
Loans held for sale, net	$15	$1,307	$17	$345
Real estate held for sale, net	(384)	(528)	(1,619)	(1,744)
Individually evaluated loans requiring specific allowance, net	172	(1,109)	893	(1,469)
Total net loss	$(197)	$(330)	$(709)	$(2,868)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	September 30, 2021
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring specific allowance, net	$19,096	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	13,113	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	1,360	Discounted cash flow	Discount rate	6.3%	6.3%
			Collateral value (% of UPB)	94.0% to 124.0%	107.0%
			Timing of resolution/payoff (months)	1 to 70	56.0
			Prepayment rate	20.9% to 50.0%	20.9% to 50.0%
			Default rate	0.26% to 3.25%	1.0%
			Loss severity rate	0.0% to 12.71%	3.0%
Interest-only strips	16	Discounted cash flow	Discount rate	15.0%	15.0%
			Timing of resolution/payoff (months)	0 to 12	1.0

	December 31, 2020
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring specific allowance, net	$19,340	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	15,767	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	1,539	Discounted cash flow	Discount rate	6.2%	6.2%
			Collateral value (% of UPB)	94.0% to 104.0%	100.0%
			Timing of resolution/payoff (months)	14 to 31	25.0
			Prepayment rate	17.5% to 30.0%	17.5% to 30.0%
			Default rate	5.0% to 15.0%	12.0%
			Loss severity rate	1.0%	1.0%
Loans held for sale	13,106	Discounted cash flow	Discount rate	6.2%	6.2%
			Timing of resolution/payoff (months)	31 to 34	32.0
Interest-only strips	238	Discounted cash flow	Discount rate	15.0%	15.0%
			Timing of resolution/payoff (months)	0 to 12	1.5

The following is a rollforward of loans that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$1,370	$2,956	$1,539	$2,960
Loans liquidated	—	—	(163)	—
Principal paydowns	(10)	(9)	(34)	(44)
Total unrealized gain (loss) included in net income	—	380	18	411
Ending balance	$1,360	$3,327	$1,360	$3,327

The following is a rollforward of interest-only strips that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$81	$845	$238	$894
Interest-only strip additions	—	—	—	1,820
Interest-only strip write-offs	(65)	(365)	(222)	(2,234)
Total unrealized loss included in net income	—	(7)	—	(7)
Ending balance	$16	$473	$16	$473

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value through the use of a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of September 30, 2021 and December 31, 2020, the only financial assets measured at fair value, or lower of cost or fair value, were certain individually evaluated loans held for investment, loans held for sale, interest-only strips, REO and FVO loans, which were measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $19.1 million and $19.3 million as of September 30, 2021 and December 31, 2020, net of specific allowance for credit losses of approximately $1.8 million and $2.7 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated (in thousands):

	September 30, 2021
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$35,497	$35,497	$—	$—	$35,497
Restricted cash	9,586	9,586	—	—	9,586
Loans held for investment, net	2,295,697	—	—	2,437,824	2,437,824
Loans held for investment, at fair value	1,360	—	—	1,360	1,360
Accrued interest receivables	11,974	11,974	—	—	11,974
Interest-only strips	16	—	—	16	16

Liabilities:
Secured financing, net	$163,449	$—	$—	$171,938	$171,938
Warehouse repurchase facilities, net	258,491	—	258,491	—	258,491
Securitizations, net	1,623,674	—	—	1,699,916	1,699,916
Accrued interest payable	5,577	5,577	—	—	5,577

	December 31, 2020
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$13,273	$13,273	$—	$—	$13,273
Restricted cash	7,020	7,020	—	—	7,020
Loans held for sale, net	13,106	—	—	13,106	13,106
Loans held for investment, net	1,948,089	—	—	2,003,301	2,003,301
Loans held for investment, at fair value	1,539	—	—	1,539	1,539
Accrued interest receivable	11,373	11,373	—	—	11,373
Interest-only strips	238	—	—	238	238

Liabilities:
Secured financing, net	$74,982	$—	$—	$78,000	$78,000
Warehouse repurchase facilities, net	75,923	—	75,923	—	75,923
Securitizations, net	1,579,019	—	—	1,616,222	1,616,222
Accrued interest payable	5,503	5,503	—	—	5,503

Note 14 — Subsequent Events

On October 8, 2021, the Company voluntarily converted all of its 45,000 outstanding shares of Series A Convertible Preferred Stock into 11,688,310 shares of its common stock.  The shares of Series A Convertible Preferred Stock were originally issued on April 7, 2020.  The Certificate of Designation of the Series A Convertible Preferred Stock authorized the Company to voluntarily convert the Series A Convertible Preferred Stock into common stock provided the Company's common stock traded at prices greater than $7.70 for a certain period of time prior to conversion.

As a result of the conversion, the $90 million liquidation preference value reflected as mezzanine equity in the consolidated balance sheet as of September 30, 2021 will be reclassified to stockholders’ equity during the quarter ending December 31, 2021.

The Company completed the securitization of $204.5 million of investor real estate loans on October 22, 2021 which will be accounted for as secured borrowings during the quarter ending December 31, 2021.

The Company has evaluated events that have occurred subsequent to September 30, 2021 through the issuance of the accompanying consolidated financial statements and has concluded there are no other subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee and, based on all loans in our portfolio as of September 30, 2021, has an average balance of approximately $353,000. As of September 30, 2021, our loan portfolio totaled $2.3 billion of UPB on properties in 45 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 67.2%, and was concentrated in 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, representing 50.6% of the UPB. For the three months ended September 30, 2021, the annualized yield on our total portfolio was 8.77%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitizations, corporate debt and equity. The securitization market is our primary source of long-term financing. We have successfully executed 17 securitizations, resulting in a total of over $3.5 billion in gross debt proceeds from May 2011 through September 2021.

We may also sell loans from time to time for cash in lieu of holding the loans in our loan portfolio.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on our loan portfolio and interest expense paid on our portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of our warehouse facilities and securitizations and excludes our corporate debt. For the three months ended September 30, 2021, our annualized portfolio related net interest margin was 4.97%, an improvement of 14 basis points over the previous quarter mainly from the receipt of nonperforming loan interest and default interest from the resolutions of loans that went nonperforming in 2020 due to the COVID pandemic. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for loan losses and operating expenses. For the three months ended September 30, 2021, we generated pre-tax income and net income of $10.9 million and $8.0 million, respectively.

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

Recent Developments

At-The-Market Equity Offering Program

On September 3, 2021, we entered into separate Equity Distribution Agreements with JMP Securities LLC and Virtu Americas LLC to establish an at-the-market equity offering program (“ATM Program”) where we may issue and sell, from time to time, shares of our common stock. Our ATM Program allows for aggregate gross sales of our common stock of up to $50,000,000 provided that the number of shares sold under the ATM Program does not exceed 4,000,000. For the three months ended September 30, 2021, we sold 10,727 shares of our common stock under our ATM Program for net proceeds of $137,333, net of $2,803 in commissions.

Continued Uncertainties Caused by COVID-19

The COVID-19 outbreak has caused significant disruption in business activity and the financial markets both globally and in the United States. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and impact on our customers, employees and vendors, impact of new variant strains of the virus, and the long-term success of the vaccines, all of which are uncertain at this time and cannot be predicted. The full extent to which COVID-19 may continue to impact our business, financial condition or results of operations cannot be reasonably estimated at this time.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	September 30, 2021		December 31, 2020	September 30, 2020
	($ in thousands)
Total loans	$2,271,294		$1,944,804	$1,986,344
Loan count	6,430		5,878	6,029
Average loan balance	$353		$331	$329
Weighted average loan-to-value	67.2%		66.1%	66.2%
Weighted average coupon	8.10%		8.51%	8.56%
Nonperforming loans (UPB)	$288,436	(A)	$332,813	$314,727
Nonperforming loans (% of total)	12.70%	(A)	17.11%	15.84%

(A)	Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $64.2 million of COVID-19 forbearance-granted loans placed on nonaccrual status as of September 30, 2021.

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

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

($ in thousands)	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
Three Months Ended September 30, 2021:
Loan originations — held for investment	747	340,664	456	7.05%	70.2%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	747	$340,664	$456	7.05%	70.2%
Loan acquisitions — held for investment	—	—	—	(—)%	(—)%
Total loans originated and acquired	747	$340,664	$456	7.05%	70.2%
Three Months Ended June 30, 2021:
Loan originations — held for investment	683	256,512	376	7.32%	69.7%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	683	$256,512	$376	7.32%	69.7%
Loan acquisitions — held for investment	1	1,072	—	6.75%	47.9%
Total loans originated and acquired	684	$257,584	$377	7.32%	69.6%
Three Months Ended September 30, 2020:
Loan originations — held for investment	19	8,094	426	7.35%	68.8%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	19	8,094	426	7.35%	68.8%
Loan acquisitions — held for investment	—	—	—	(—)%	(—)%
Total loans originated and acquired	19	8,094	426	7.35%	68.8%

During the third quarter of 2021, we originated $340.7 million of loans, which was an increase of $84.2 million, or 32.8% from the quarter ended June 30, 2021. We had no loan acquisitions during the quarter ended September 30, 2021. Given the suspension of loan production from mid-March through early September 2020 due to the dislocation caused by COVID-19, we had loan originations of $8.1 million during the quarter ended September 30, 2020.

Loans Held for Investment and Loans Held for Investment at Fair Value

Our total portfolio of loans held for investment consists of both loans held for investment at amortized cost, which are presented in the consolidated balance sheet as loans held for investment, net, and loans held for investment at fair value, which are presented in the consolidated balance sheets as loans held for investment at fair value. The following tables show the various components of loans held for investment as of the dates indicated:

(in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Unpaid principal balance	$2,271,294	$1,931,875	$1,986,344
Valuation adjustments on FVO loans	16	(2)	(33)
Deferred loan origination costs	29,775	23,600	23,850
Total loans held for investment, gross	2,301,085	1,955,473	2,010,161
Allowance for credit losses	(4,028)	(5,845)	(5,748)
Loans held for investment, net	$2,297,057	$1,949,628	$2,004,413

The following table illustrates the contractual maturities for our loans held for investment in aggregate UPB and as a percentage of our total held for investment loan portfolio as of the dates indicated:

	September 30, 2021		December 31, 2020		September 30, 2020
($ in thousands)	UPB	%	UPB	%	UPB	%
Loans due in less than one year	$128,843	5.7%	$100,025	5.2%	$86,029	4.3%
Loans due in one to five years	23,142	1.0	79,398	4.1	115,465	5.8
Loans due in more than five years	2,119,309	93.3	1,752,452	90.7	1,784,850	89.9
Total loans held for investment	$2,271,294	100.0%	$1,931,875	100.0%	$1,986,344	100.0%

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

For the June 30, 2021 CECL estimate, due to the improvements in the U.S. economy tempered with the unknown impact from the COVID variants in the second quarter of 2021, we decided it was no longer necessary to consider the 50% weighting of the COVID-19 adverse and severe stress scenarios. We instead used the COVID-19 adverse stress scenario with a five-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period.

For the September 30, 2021 CECL estimate, we used the COVID-19 adverse stress scenario with a six-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period. We increased the reasonable and supportable forecast period from five-quarters to six-quarters in light of the lingering effects of the COVID-19 pandemic, including increased mandated vaccinations, lower than forecasted employment numbers, expiring unemployment benefits, continued disruptions in the economic supply chain, and concerns of the Delta variant combined with an upcoming flu season. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss, is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

Our allowance for loan losses as of September 30, 2021 remained at $4.0 million, consistent with the balance at June 30, 2021, and decreased by $1.7 million as compared to $5.7 million as of September 30, 2020. The decreases in allowance for credit losses from September 30, 2020 was primarily attributable to the improvements in the U.S. economy resulting from the reopening of businesses assumed in our loan loss macroeconomic model projections. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses.

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

The following table illustrates the activity in our allowance for credit losses over the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Allowance for credit losses:
Beginning balance	$3,963	$5,220	$5,845	$2,240
Impact of adopting ASC 326	—	—	—	137
Provision for loan losses	228	1,574	(668)	4,663
Charge-offs	(163)	(1,046)	(1,149)	(1,292)
Ending balance	$4,028	$5,748	$4,028	$5,748
Total loans held for investment (UPB), excluding FVO (1)	$2,269,950	$1,982,984	$2,269,950	$1,982,984
Allowance for credit losses / loans held for investment, excluding FVO	0.18%	0.29%	0.18%	0.29%

(1)

Reflects the UPB of loans held for investment excluding loans held for investment at fair value (FVO). Loans held for investment, net on the consolidated balance sheets is net of allowance for credit losses of $4.0 million, and net deferred loan origination fees/costs of $29.8 million as of September 30, 2021.

Credit Quality – Loans Held for Investment and Loans Held for Investment at Fair Value

The following table provides delinquency information on our loans held for investment and loans held for investment at fair value by UPB as of the dates indicated:

	September 30, 2021 (A)		COVID-19 Forbearance	June 30, 2021 (A)		COVID-19 Forbearance	September 30, 2020 (A)		COVID-19 Forbearance
Performing/Accruing:
Current	$1,878,555	82.7%	$228,001	$1,645,019	79.8%	$227,682	$1,474,076	74.2%	$266,446
30-59 days past due	81,893	3.6	16,669	69,165	3.4	14,947	108,601	5.5	42,609
60-89 days past due	22,410	1.0	5,273	32,484	1.6	9,148	74,351	3.7	52,636
90+ days past due	—	—	—	152	0.0	152	14,589	0.7	14,590
Total Performing Loans	1,982,858	87.3	249,943	1,746,820	84.7	251,929	1,671,617	84.2	376,281
Nonperforming/Nonaccrual:
<90 days past due	23,195	1.0	5,559	20,740	1.0	4,622	23,502	1.2	603
90+ days past due	48,365	2.1	16,332	50,637	2.4	19,330	119,248	6.0	31,546
Bankruptcy	19,983	0.9	6,407	17,659	0.9	6,560	8,646	0.4	1,620
In foreclosure	196,893	8.7	41,503	226,506	11.0	60,001	163,331	8.2	1,114
Total nonperforming loans	288,436	12.7	69,801	315,542	15.3	90,513	314,727	15.8	34,883
Total loans held for investment	$2,271,294	100.0%	$319,744	$2,062,362	100.0%	$342,442	$1,986,344	100.0%	$411,164

(A)

Balance includes $319.7 million UPB of loans held for investment as of September 30, 2021, $342.4 million as of June 30, 2021, and $411.2 million as of September 30, 2020 in our COVID-19 forbearance program.

Other than loans in the COVID-19 forbearance program, loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $288.4 million, or 12.7% of our held for investment loan portfolio as of September 30, 2021, compared to $315.5 million, or 15.3% as of June 30, 2021, and $314.7 million, or 15.8% of the held for investment loan portfolio as of September 30, 2020. The decrease in total nonperforming loans as of September 30, 2021 as compared to June 30, 2021 was primarily attributed to loan resolutions by our Special Servicing department, along with improvement in the U.S. economy. We believe the significant equity cushion at origination and the active management of loans will continue to minimize credit losses on the resolution of defaulted loans and disposition of REO properties.

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following tables summarize the resolution activities of loans that became nonperforming prior to the beginning of the periods indicated or became nonperforming and subsequently resolved during the periods indicated. We resolved $55.2 million and $10.9 million of long-term and short-term non-performing loans during the quarter ended September 30, 2021 and 2020, respectively. Including REO resolutions, we realized net gains of $2.1 million and $0.4 million during the quarter ended September 30, 2021 and 2020, respectively. This is largely the result of collecting default interest and prepayment penalties in excess of the contractual principal and interest due on loans.

The table below includes nonperforming loan resolutions for our long-term loans.

	Three Months Ended
Long-Term Loans	September 30, 2021		June 30, 2021		September 30, 2020
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$13,353	$1,251	$21,925	$1,446	$9,705	$728
Resolved — paid current	7,722	79	14,949	219	1,152	24
Resolved — REO sold (1)	4,680	31	947	(2)	1,628	(312)
Total resolutions	$25,755	$1,361	$37,821	$1,663	$12,485	$440
Recovery rate on resolved nonperforming UPB		105.3%		104.4%		103.5%

Note (1) There was an REO property held since January 2019 that was sold during the quarter ended September 30, 2021, with a total lifetime loss of $1.7 million, all of which was recognized in prior periods.

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

	Three Months Ended
Short-Term and Forbearance Loans	September 30, 2021		June 30, 2021		September 30, 2020
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$8,960	$664	$13,517	$682	$—	$—
Resolved — paid current	25,141	29	7,794	59	—	—
Resolved — REO sold	104	47	164	(73)	—	—
Total resolutions	$34,205	$740	$21,475	$668	$—	$—
Recovery rate on resolved nonperforming UPB		102.2%		103.1%		N/A
Our charge-offs incurred have been small as a percentage of nonperforming loans held for investment. The table below shows our actual loan losses for the periods indicated.

	Nine Months Ended		Six Months Ended		Nine Months Ended
($ in thousands)	September 30, 2021		June 30, 2021		September 30, 2020
Average nonperforming loans for the period (1)	288,778		334,120		311,136
Charge-offs	1,149		987		1,292
Charge-offs / Average nonperforming loans for the period (1)	0.53%	(2)	0.59%	(2)	0.55%	(2)

(1)	Reflects the monthly average of nonperforming loans held for investment during the period.
(2)	Reflects annualized year-to-date charge-offs to average nonperforming loans for the period.

Concentrations – Loans Held for Investment

As of September 30, 2021, our held for investment loan portfolio was concentrated in investor 1-4 loans, representing 50.6% of the UPB. Mixed used properties represented 13.3% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. By geography, the principal balance of our loans held for investment were concentrated 23.2% in California, 22.1% in New York, 13.3% in Florida, and 7.8% in New Jersey.

Property Type	September 30, 2021
($ in thousands)	Loan Count	UPB	% of Total UPB
Investor 1-4	3,829	$1,150,029	50.6%
Mixed use	793	302,459	13.3
Multifamily	444	202,535	8.9
Retail	441	197,326	8.7
Office	306	129,305	5.7
Warehouse	231	150,693	6.6
Other(1)	386	138,947	6.1
Total loans held for investment	6,430	$2,271,294	100%

(1)	All other properties individually comprise less than 5.0% of the total unpaid principal balance.
Geography (State)	September 30, 2021
($ in thousands)	Loan Count	UPB	% of Total UPB
California	957	$527,618	23.2%
New York	1008	501,997	22.1
Florida	955	302,169	13.3
New Jersey	663	177,431	7.8
Other(1)	2,847	762,079	33.6
Total loans held for investment	6,430	$2,271,294	100%

(1)	All other states individually comprise less than 5.0% of the total unpaid principal balance.

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

As of September 30, 2021, our REO included 35 properties with a lower of cost or estimated fair value of $17.9 million compared to 40 properties with a lower of cost or estimated fair value of $20.0 million as of June 30, 2021.

Key Performance Metrics

	Three Months Ended
($ in thousands)	September 30, 2021 (1)	June 30, 2021 (1)	September 30, 2020 (1)
Average loans	$2,139,789	$2,022,486	$2,016,414
Portfolio yield	8.77%	8.90%	8.21%
Average debt — portfolio related	1,815,442	1,710,276	1,764,975
Average debt — total company	1,988,376	1,876,611	1,842,975
Cost of funds — portfolio related	4.48%	4.81%	5.07%
Cost of funds — total company	4.99%	5.30%	5.27%
Net interest margin — portfolio related	4.97%	4.83%	3.77%
Net interest margin — total company	4.13%	3.98%	3.39%
Charge-offs/Average loans held for investment	0.01%	0.05%	0.05%
Pre-tax return on equity (2)	18.23%	22.57%	9.60%
Return on equity (2)	13.38%	16.56%	6.65%

(1)	Percentages are annualized.
(2)

Pre-tax return on equity and return on equity were higher during the quarter ended June 30, 2021, compared to the quarter ended September 30, 2021 due to more loans sold during the quarter ended June 30, 2021. Management decided to securitize more loans for the quarter ended September 30, 2021. The gain on sale of loans, a component of gain on disposition of loans, was $2.2 million for the quarter ended June 30, 2021, compared to $0.5 million for the quarter ended September 30, 2021.

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

Our portfolio related cost of funds decreased to 4.48% for the three months ended September 30, 2021 from 4.81% for the three months ended June 30, 2021 and decreased from 5.07% for the three months ended September 30, 2020.

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

Over the periods shown below, our portfolio related net interest margin increased from 4.83% for the three months ended June 30, 2021 and 3.77% for the three months ended September 30, 2020 to 4.97% for the three months ended September 30, 2021 due to strong resolutions on nonperforming loans and a modest improvement in the nonperforming loans ratio to total loans.

Our total company net interest margin increased to 4.13% for the three months ended September 30, 2021 from 3.39% and 3.98% for the three months ended September 30, 2020 and June 30, 2021, respectively. The increase in total company net interest margin was primarily attributable to the lower cost of funds on securitizations issued in the current year.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Three Months Ended
	September 30, 2021			June 30, 2021			September 30, 2020
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
($ in thousands)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Loan portfolio:
Loans held for sale	$2,284			$11,524			$—
Loans held for investment	2,137,505			2,010,962			2,016,414
Total loans	$2,139,789	$46,923	8.77%	$2,022,486	$44,978	8.90%	$2,016,414	$41,374	8.21%

Debt:
Warehouse facilities	$182,383	2,365	5.19%	$166,981	2,361	5.66%	$22,306	$703	12.61%
Securitizations	1,633,059	17,956	4.40%	1,543,295	18,205	4.72%	1,742,669	21,644	4.97%
Total debt - portfolio related	1,815,442	20,321	4.48%	1,710,276	20,566	4.81%	1,764,975	22,347	5.07%
Corporate debt	172,934	4,488	10.38%	166,335	4,309	10.36%	78,000	1,913	9.81%
Total debt	$1,988,376	$24,809	4.99%	$1,876,611	$24,875	5.30%	$1,842,975	$24,260	5.27%

Net interest spread - portfolio related (2)			4.29%			4.08%			3.14%
Net interest margin - portfolio related			4.97%			4.83%			3.77%

Net interest spread - total company (3)			3.78%			3.59%			2.94%
Net interest margin - total company			4.13%			3.98%			3.39%

(1)	Annualized.
(2)	Net interest spread — portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)	Net interest spread — total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.

Charge-Offs

Our annualized charge-off rate for the three months ended September 30, 2021 decreased to 0.01% from 0.05% for the three months ended June 30, 2021 and September 30, 2020. The decrease in the charge-off rate was primarily attributable to the decrease in charge-offs during the period ended September 30, 2021. The charge-offs rate reflects year-to-date annualized charge-offs as a percentage of average loans held for investment for the respective quarter. We do not record charge-offs on our loans held for sale which are carried at the lower of cost or estimated fair value.

Pre-Tax Return on Equity and Return on Equity

Pre-tax return on equity and return on equity reflect income before income taxes and net income, respectively, as a percentage of the monthly average of stockholders’ equity over the specified period. Pre-tax return on equity and return on equity were higher during the quarter ended June 30, 2021, compared to the quarter ended September 30, 2021, due to more loans sold during the quarter ended June 30, 2021. Management decided to securitize more loans for the quarter ended September 30, 2021. The gain on sale of loans, a component of gain on disposition of loans, was $2.2 million for the quarter ended June 30, 2021, compared to $0.5 million for the quarter ended September 30, 2021.

	Three Months Ended
($ in thousands)	September 30, 2021	June 30, 2021	September 30, 2020
Income before income taxes (A)	$10,927	$12,885	$5,025
Net income (B)	8,022	9,453	3,481

Monthly average balance:
Stockholders' equity (C)	239,790	228,314	209,468

Pre-tax return on equity (A)/(C) (1)	18.2%	22.6%	9.6%

Return on equity (B)/(C) (1)	13.4%	16.6%	6.6%

(1)	Annualized.

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

Other Operating Income

Gain on Disposition of Loans.    When we sell a loan held for sale, we record a gain or loss that reflects the difference between the proceeds received for the sale of the loans and their respective carrying values. The gain or loss that we ultimately realize on the sale of our loans held for sale is primarily determined by the terms of the originated loans, current market interest rates and the sales price of the loans. In addition, when we transfer a loan to REO, we record the REO at its fair value at the time of the transfer. The difference between the fair value of the real estate and the carrying value of the loan is recorded as a gain or a loan charge-off.

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

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Interest income	$46,923	$41,374	$132,608	$125,766
Interest expense - portfolio related	20,321	22,347	61,720	66,384
Net interest income - portfolio related	26,602	19,027	70,888	59,382
Interest expense - corporate debt	4,488	1,913	16,147	10,149
Net interest income	22,114	17,114	54,741	49,233
Provision for (reversal of) loan losses	228	1,573	(668)	4,662
Net interest income after provision for (reversal of) loan losses	21,886	15,541	55,409	44,571
Other operating income	339	1,349	5,572	1,628
Total operating expenses	11,298	11,865	32,565	34,823
Income before income taxes	10,927	5,025	28,416	11,376
Income tax expense	2,905	1,544	7,545	3,175
Net income	$8,022	$3,481	$20,871	$8,201

Net Interest Income — Portfolio Related

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	2021	2020	$ Change
Interest income	$46,923	$41,374	$5,549	$132,608	$125,766	$6,842
Interest expense - portfolio related	20,321	22,347	$(2,026)	61,720	66,384	(4,664)
Net interest income - portfolio related	$26,602	$19,027	$7,575	$70,888	$59,382	$11,506

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income increased by 39.8% or $7.6 million from $19.0 million for the three months ended September 30, 2020 to $26.6 million for the three months ended September 30, 2021. The increase was driven by a higher portfolio balance, increased recoveries from delinquent loans, a decrease in nonperforming loans, and the decrease in portfolio related interest expense.

Interest Income.     Interest income increased by $5.5 million to $46.9 million for the three months ended September 30, 2021, compared to $41.4 million for the three months ended September 30, 2020. The increase is attributable to higher portfolio balances and an increase in the average loan yield, which increased from 8.21% for the three months ended September 30, 2020 to 8.77% for the three months ended September 30, 2021, primarily from the receipt of nonperforming loan interest and default interest from the resolutions of loans that went nonperforming in 2020 due to the COVID pandemic.

The following tables distinguish between the change in interest income attributable to change in volume and the change in interest income attributable to change in rate for the three and nine months ended September 30, 2021 and 2020, respectively. The effect of changes in volume is determined by multiplying the change in average loan balance by the previous period’s average yield. The effect of rate changes is calculated by multiplying the change in average yield by the current period’s average loan balance.

	Three Months Ended
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Three months ended September 30, 2021	$2,139,789	$46,923	8.77%
Three months ended September 30, 2020	2,016,414	41,374	8.21%
Volume variance	123,375	2,531
Rate variance		3,018
Total interest income variance		$5,549	0.56%
(1) Annualized.

	Nine Months Ended
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Nine months ended September 30, 2021	$2,032,980	$132,608	8.70%
Nine months ended September 30, 2020	2,065,168	125,766	8.12%
Volume variance	(32,188)	(1,960)
Rate variance		8,802
Total interest income variance		$6,842	0.58%
(1) Annualized.

Interest Expense — Portfolio Related.    Portfolio related interest expense, which consists of interest incurred on our warehouse facilities and securitizations, decreased by 0.59% to 4.48% for the three months ended September 30, 2021 from 5.07% for the three months ended September 30, 2020. The $2.0 million decrease from $22.3 million for the three months ended September 30, 2020 to $20.3 million for the three months ended September 30, 2021 was primarily attributable to the lower interest rates on securitizations issued in the current year.

The following tables present information regarding the portfolio related interest expense and distinguishes between the dollar amount of change in interest expense attributable to changes in the average outstanding debt balance (volume) versus changes in cost of funds (rate) for the three and nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Three months ended September 30, 2021	$1,815,442	$20,321	4.48%
Three months ended September 30, 2020	1,764,975	22,347	5.07%
Volume variance	50,467	639
Rate variance		(2,665)
Total interest expense variance		$(2,026)	(0.59)%

(1)   Includes securitizations and warehouse agreements.

(2)  Annualized.

	Nine Months Ended
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Nine months ended September 30, 2021	$1,729,296	$61,720	4.76%
Nine months ended September 30, 2020	1,828,836	66,384	4.84%
Volume variance	(99,540)	(3,613)
Rate variance		(1,051)
Total interest expense variance		$(4,664)	(0.08)%

(1)   Includes securitizations and warehouse agreements.

(2)  Annualized.

Net Interest Income After Provision for Loan Losses

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	2021	2020	$ Change
Net interest income - portfolio related	$26,602	$19,027	$7,575	$70,888	$59,382	$11,506
Interest expense - corporate debt	4,488	1,913	2,575	16,147	10,149	5,998
Net interest income	22,114	17,114	5,000	54,741	49,233	5,508
Provision for (reversal of) loan losses	228	1,573	(1,345)	(668)	4,662	(5,330)
Net interest income after provision for (reversal of) loan losses	$21,886	$15,541	$6,345	$55,409	$44,571	$10,838

Interest Expense — Corporate Debt.     Corporate debt interest expense increased by $2.6 million and $6.0 million for the three and nine months ended September 30, 2021, respectively, primarily due to an increase in the corporate debt amount from $78.0 million as of September 30, 2020 to $171.9 million as of September 30, 2021.

Provision for (reversal of) Loan Losses.      Our provision for loan losses decreased from $1.6 million for the three months ended September 30, 2020 to $0.2 million for the three months ended September 30, 2021, primarily due to a more optimistic macroeconomic forecast based on an improvement in the U.S. economy that resulted in improvements in the economic forecasts utilized in the allowance for loan loss calculation. Provision for loan losses decreased from $4.7 million for the nine months ended September 30, 2020 to the reversal of $0.7 million for the nine months ended September 30, 2021 also due to an improvement in the U.S economy.

Other Operating Income

The $1.0 million decrease during the three months ended September 30, 2021 was mainly due to the decrease in recapture of write-offs in prior periods on loans held for sale. The $3.9 million increase during the nine months ended September 30, 2021 was primarily attributable to the increase in gain on disposition of loans and the decrease in unrealized loss on interest-only strips.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2021	2020	$ Change	2021	2020	$ Change
Gain (loss) on disposition of loans	$306	$(51)	$357	$5,536	$2,721	$2,815
Unrealized gain on fair value loans	—	379	(379)	18	411	(393)
Other income (expense)	33	1,021	(988)	18	(1,504)	1,522
Total other operating income	$339	$1,349	$(1,010)	$5,572	$1,628	$3,944

Operating Expenses

Total operating expenses decreased by $0.6 million to $11.3 million for the three months ended September 30, 2021 from $11.9 million for three months ended September 30, 2020, primarily due to the $1.0 million decrease in compensation and employee benefits, offset by the $0.5 million increase in other operating expenses. For the nine months ended September 30, 2021, total operating expenses decreased by $2.3 million compared to the same period in 2020. The decrease was primarily attributable to the $2.1 million and $0.8 million decreases in compensation and employee benefits and professional fees, respectively.

	Three Months Ended September 30,			Nine months ended September 30,
($ in thousands)	2021	2020	$ Change	2021	2020	$ Change
Compensation and employee benefits	$4,738	$5,692	$(954)	$14,470	$16,595	$(2,125)
Rent and occupancy	447	415	32	1,340	1,319	21
Loan servicing	2,014	2,168	(154)	5,803	5,825	(22)
Professional fees	736	1,051	(315)	2,064	2,823	(759)
Real estate owned, net	1,186	898	288	2,734	2,439	295
Other operating expenses	2,177	1,641	536	6,153	5,822	331
Total operating expenses	$11,298	$11,865	$(567)	$32,564	$34,823	$(2,259)

Compensation and Employee Benefits.    Compensation and employee benefits decreased to $4.7 million and $14.5 million for the three and nine months ended September 30, 2021, respectively, from $5.7 million and $16.6 million for the three and nine months ended September 30, 2020, respectively. The decreases were primarily attributable to the deferral of direct loan origination related compensation. The deferral was significantly less in 2020 due to the temporary suspension of loan origination resulting from the COVID-19 pandemic.

Rent and Occupancy.    Rent and occupancy expenses remained consistent at $0.4 million for the three months ended September 30, 2021 and 2020, and at $1.3 million for the nine months ended September 30, 2021 and 2020.

Loan Servicing.     Loan servicing expenses decreased from $2.2 million for the three months ended September 30, 2020 to $2.0 million the three months ended September 30, 2021 primarily attributable to the decrease in escrow advances The expenses remained consistent at $5.8 million for the nine months ended September 30, 2020 and 2021.

Professional Fees.     Professional fees decreased from $1.1 million for the three months ended September 30, 2020 to $0.7 million for the three months ended September 30, 2021, and decreased from $2.8 million for the nine months ended September 30, 2020 to $2.1 million for the nine months ended September 30, 2021, mainly due to a higher legal fees in 2020 related to the defense of a class action lawsuit was dismissed in the beginning of 2021.

Net Expenses of Real Estate Owned.     Net expenses of real estate owned increased from $0.9 million for the three months ended September 30, 2020 to $1.2 million for the three months ended September 30, 2021, mainly due to the increase in repairs and maintenance of a property. Net expenses of real estate owned increased from $2.4 million for the nine months ended September 30, 2020 to $2.7 million for the nine months ended September 30, 2021 due to a decrease in realized gain from real estate sales.

Other Operating Expenses.     Other operating expenses increased from $1.6 million for the three months ended September 30, 2020 to $2.2 million for the three months ended September 30, 2021. Other operating expenses also increased by $0.3 million to $6.2 million for the nine months ended September 30, 2021. The increases are mainly attributable to increases in insurance premiums, and an increase in appraisal expenses due to higher volumes.

Income Tax Expense.    Income tax expense was $2.9 million and $1.5 million for the three months ended September 30, 2021 and 2020, and $7.5 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively. Our consolidated effective tax rate as a percentage of pre-tax income was 26.6% and 27.9% for the nine months ended September 30, 2021 and 2020, respectively.

Quarterly Results of Operations

The following table sets forth certain financial information for each completed fiscal quarter since the quarter ended December 31, 2019. The quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The following tables set for our unaudited quarterly results for the periods indicated:

	Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
($ in thousands)	(unaudited)
Interest income	$46,923	$44,978	$40,707	$41,556	$41,374	$39,755	$44,637	$44,124
Interest expense - portfolio related	20,321	20,566	20,832	21,442	22,347	21,189	22,848	22,689
Net interest income - portfolio related	26,602	24,412	19,875	20,114	19,027	18,566	21,789	21,435
Net interest margin - portfolio related	4.97%	4.83%	4.10%	4.07%	3.77%	3.54%	4.18%	4.32%
Interest expense - corporate debt	4,488	4,309	7,350	1,900	1,913	1,894	6,342	4,070
Net interest income	22,114	20,103	12,525	18,214	17,114	16,672	15,447	17,365
Net interest margin - total company	4.13%	3.98%	2.59%	3.68%	3.39%	3.18%	2.97%	3.50%
Provision for loan losses	228	(1,000)	105	406	1,573	1,800	1,290	242
Net interest income after provision for loan losses	21,886	21,103	12,420	17,808	15,541	14,872	14,157	17,123
Other operating income (expense)	339	2,432	2,801	4,691	1,349	(1,339)	1,620	833
Operating expenses	11,298	10,650	10,617	10,746	11,865	10,908	12,050	9,814
Income before income taxes	10,927	12,885	4,604	11,753	5,025	2,625	3,727	8,142
Income tax expense	2,905	3,432	1,208	2,177	1,544	484	1,148	2,960
Net income	$8,022	$9,453	$3,396	$9,576	$3,481	$2,141	$2,579	$5,182

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

Cash and Cash Equivalents

We had cash of $35.5 million and $19.2 million, excluding restricted cash of $9.6 million and $7.8 million as of September 30, 2021 and 2020, respectively. The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities as of the periods indicated:

	Nine Months Ended
($ in thousands)	September 30, 2021	September 30, 2020
Cash provided by (used in):
Operating activities	$39,574	$37,364
Investing activities	(316,295)	73,339
Financing activities	301,511	(111,224)
Net change in cash, cash equivalents, and restricted cash	$24,790	$(521)

Cash flows from operating activities primarily includes net income adjusted for (1) cash used for origination and purchase of held for sale loans and the related cash proceeds from the sales of such loans, (2) non-cash items including depreciation, provision for loan loss, discount accretion, and valuation changes, and (3) changes in the balances of operating assets and liabilities.

For the nine months ended September 30, 2021, our net cash provided by operating activities consisted mainly of $20.9 million in net income, $14.1 million add-back of noncash debt issuance discounts and costs amortization.

For the nine months ended September 30, 2021, our net cash used in investing activities consisted mainly of $840.8 million in cash used to originate held for investment loans, partially offset by $427.2 million in cash received in payoffs of loans held for investment and $99.1 million in proceeds from sale of loans.

For the nine months ended September 30, 2021, our net cash provided by financing activities consisted mainly of $717.6 million in borrowings from our warehouse and repurchase facilities, $456.2 million in proceeds of asset-backed securities issued, and $175.0 million in proceeds from secured financing. The cash generated was partially offset by payments we made of $534.1 million and $412.9 million on our warehouse and repurchase facilities repayments and asset-backed securities issued repayments, respectively.

During the nine months ended September 30, 2021, we generated approximately $24.8 million of net cash and cash equivalents from operations, investing and financing activities. During the nine months ended September 30, 2020, we used approximately $0.5 million of net cash and cash equivalents in operations, investing and financing activities.

Warehouse Facilities

As of September 30, 2021, we had four non-mark-to-market warehouse facilities and one modified mark-to-market warehouse facility to support our loan origination and acquisition facilities. One agreement is a two-year warehouse repurchase facility, two agreements are one-year warehouse repurchase facilities and two agreements are three-year warehouse facilities. The borrowings are collateralized by primarily performing loans, bearing interest at one-month LIBOR with a 0.75% floor plus a margin that ranges from 2.75% to 4.50%. Borrowing under these facilities was $257.0 million with $393.0 million of available capacity under our warehouse and repurchase facilities as of September 30, 2021.

All warehouse facilities fund less than 100% of the principal balance of the mortgage loans we own requiring us to use working capital to fund the remaining portion. We may need to use additional working capital if loans become delinquent, because the amount permitted to be financed by the facilities may change based on the delinquency performance of the pledged collateral.

All borrower payments on loans financed under the warehouse agreements are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities. The warehouse facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to- net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization to interest expense. If we fail to meet any of the covenants or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of September 30, 2021, we were in compliance with these covenants.

Securitizations

From May 2011 through September 2021, we have completed 17 securitizations of $3.9 billion of investor real estate loans, issuing $3.5 billion in principal amount of securities to third parties through fifteen respective transactions. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The following table summarizing the investor real estate loans securitized, securities issued, securities retained by us at the time of the securitization, and as of September 30, 2021 and December 31, 2020, and the stated maturity for each securitization. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 5%—30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

($ in thousands)			Equity in Securities Retained as of
Trusts	Mortgage Loans	Securities Issued	Issuance Date	September 30, 2021	December 31, 2020	Stated Maturity Date
2011-1 Trust (1)	$74,898	$61,042	$13,856	$—	$—	August 2040
2014-1 Trust	191,757	161,076	30,682	—	—	September 2044
2015-1 Trust	312,829	285,457	27,372	15,525	15,522	July 2045
2016-1 Trust	358,601	319,809	38,792	17,636	17,931	April 2046
2016-2 Trust	190,255	166,853	23,402	9,514	9,514	October 2046
2017-1 Trust	223,064	211,910	11,154	11,102	11,154	April 2047
2017-2 Trust	258,528	245,601	12,927	4,408	6,232	October 2047
2018-1 Trust	186,124	176,816	9,308	3,340	6,015	April 2048
2018-2 Trust	324,198	307,988	16,210	7,261	9,762	October 2048
2019-1 Trust	247,979	235,580	12,399	6,899	11,540	March 2049
2019-2 Trust	217,921	207,020	10,901	6,243	9,728	July 2049
2019-3 Trust	162,546	154,419	8,127	5,294	6,441	October 2049
2020-1 Trust	261,859	248,700	13,159	9,273	13,085	February 2050
2020-2 Trust	128,470	96,352	32,118	12,847	12,847	June 2050
2020-MC1 Trust	275,956	179,371	96,585	107,186	98,260	July 2050
2021-1 Trust	264,528	251,301	13,227	12,897	—	May 2051
2021-2 Trust	205,178	194,918	10,260	—	—	August 2051
Total	$3,884,691	$3,504,213	$380,479	$229,425	$228,031
(1)	The Trust was collapsed in July 2019

The following table summarizes outstanding bond balances for each securitization as of September 30, 2021 and December 31, 2020:

($ in thousands)	September 30, 2021	December 31, 2020
2014-1 Trust	$18,910	$23,391
2015-1 Trust	21,161	36,966
2016-1 Trust	40,354	57,963
2016-2 Trust	29,207	45,195
2017-1 Trust	50,258	72,910
2017-2 Trust	94,486	129,478
2018-1 Trust	72,219	102,063
2018-2 Trust	156,587	200,451
2019-1 Trust	146,086	181,579
2019-2 Trust	130,198	158,199
2019-3 Trust	105,570	127,045
2020-1 Trust	186,400	220,052
2020-2 Trust	88,695	109,832
2020-MC1 Trust	57,111	137,794
2021-1 Trust	245,423	—
2021-2 Trust	203,743	—
	$1,646,408	$1,602,918

As of September 30, 2021 and December 31, 2020, the weighted average rate on the securities and certificates for the Trusts were as follows:

	September 30, 2021	December 31, 2020
2014-1 Trust	8.12%	7.46%
2015-1 Trust	7.57%	7.20%
2016-1 Trust	8.25%	7.78%
2016-2 Trust	7.54%	6.63%
2017-1 Trust	6.34%	5.31%
2017-2 Trust	3.45%	3.42%
2018-1 Trust	4.02%	4.04%
2018-2 Trust	4.34%	4.48%
2019-1 Trust	4.08%	4.01%
2019-2 Trust	3.44%	3.48%
2019-3 Trust	3.26%	3.26%
2020-1 Trust	2.86%	2.83%
2020-2 Trust	4.51%	4.55%
2020-MC1 Trust	4.51%	4.50%
2021-1 Trust	1.72%	—
2021-2 Trust	1.77%	—

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

At-The-Market Equity Offering Program

On September 3, 2021, we entered into separate Equity Distribution Agreements with JMP Securities LLC and Virtu Americas LLC to establish an at-the-market equity offering program (“ATM Program”) where we may issue and sell, from time to time, shares of our common stock. Our ATM Program allows for aggregate gross sales of our common stock of up to $50,000,000 provided that the number of shares sold under the ATM Program does not exceed 4,000,000.  For the three months ended September 30, 2021, we sold 10,727 shares of our common stock under our ATM Program for net proceeds of $137,333, net of $2,803 in commissions.

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

As of September 30, 2021, we maintained warehouse facilities to finance our investor real estate loans and had approximately $257.0 million in outstanding borrowings with $393.0 million of available capacity under our warehouse and repurchase facilities.

Although we voluntarily converted all of our 45,000 outstanding shares of Series A Convertible Preferred Stock into 11,688,310 shares of our common stock on October 8, 2021, in the event we would have been required to pay the Preferred holders their liquidation preference due to a redemption, liquidation or change of control occurring on or prior to September 30, 2021, the amount of such liquidation preference would have equaled the greater of (i) $2,000 per share and (ii) the amount such Preferred holder would have received if the Preferred had converted into common stock immediately prior to such event.

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

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Forward-looking statements may contain expectations regarding our operations, including the resumption of loan originations, our ability to resolve non-performing loans and avoid losses on non-performing loans and the disposition of REOs and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future funding and development of our business and products, including the future results of our recently initiated at-the-market equity offering program. Although we believe that the expectations reflected in these forward-looking statements have a reasonable basis, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this Quarterly Report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Conversion	8-K	001-39183	3.1	1/22/2020

3.2	Certificate of Incorporation of Velocity Financial, Inc.	8-K	001-39183	3.2	1/22/2020

3.3	Bylaws of Velocity Financial, Inc.	8-K	001-39183	3.3	1/22/2020

3.4	Certificate of Designation of Series A Convertible Preferred Stock of Velocity Financial, Inc.	8-K	001-39183	3.1	4/7/2020

4.1	Form of Warrant to Purchase Common Stock	8-K	001-39183	4.1	4/7/2020

10.1	Stockholders Agreement, dated as of January 16, 2020	10-K	001-39183	10.1	4/7/2020

10.2	Registration Rights Agreement, dated as of January 16, 2020	10-K	001-39183	10.2	4/7/2020

10.3	Velocity Financial, Inc. 2020 Omnibus Incentive Plan*	8-K	001-39183	10.1	1/22/2020

10.4	Form of Nonqualified Stock Option Award Notice and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.6	1/6/2020

10.5	Form of Nonqualified Stock Option Award Notice and Agreement (Director Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.7	1/6/2020

10.6	Form of Nonqualified Stock Option Award Notice and Agreement (Executive Officer Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.8	1/6/2020

10.7	Form of Restricted Stock Unit Grant and Agreement (Director Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.9	1/6/2020

10.8	Form of Restricted Stock Unit Grant and Agreement (Standard Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.10	1/6/2020

10.9	Form of Restricted Stock Grant and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.11	1/6/2020

10.10	Form of Officer and Director Indemnity Agreement*	S-1/A	333-234250	10.37	11/6/2019

10.11	Registration Rights Agreement, dated as of April 7, 2020	8-K	001-39183	10.1	4/7/2020
10.12	Form of Equity Distribution Agreement, dated September 3, 2021	8-K	001-39183	1.1	9/7/2021
10.13	Velocity Financial 2021 Annual Incentive Program for Messrs. Farrar, Szczepaniak and Taylor*	8-K	001-39183	-	8/30/2021

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

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

VELOCITY FINANCIAL, INC.

Date: November 4, 2021	By:	/s/ Christopher D. Farrar
Christopher D. Farrar
Chief Executive Officer

Date: November 4, 2021	By:	/s/ Mark R. Szczepaniak
Mark R. Szczepaniak
Chief Financial Officer