Form 10-K
period 2021-12-31
Velocity Financial, Inc.
filed 2022-03-15
CIK 1692376

08c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File: 001-39183

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $105.9 million, based on a closing price of $12.49.

As of March 1, 2022, the registrant had 32,487,645 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Certain portions of our Definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with our 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Location of Exhibit Index

The index of exhibits is contained in Part IV of this Form 10-K on page 45.

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
•
risks associated with our ability to successfully identify, acquire, and integrate companies and assets;
•
operational risks, including the risk of cyberattacks, or disruption in the availability and/or functionality of our technology infrastructure and systems;
•
any inability of our borrowers to generate net income from operating the property that secures our loans;
•
the interest margin, cost structure, and return on equity of our existing and future securitizations;
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

i

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
Annual reports on Form 10-K;
•
Quarterly reports on Form 10-Q;
•
Current reports on Form 8-K;
•
Code of Business Conduct and Ethics;
•
Reportable waivers, if any, from our Code of Business Conduct and Ethics by our executive officers;
•
Board of Directors Corporate Governance Guidelines;
•
Charter of Governance Committee of the Board of Directors;
•
Charter of the Compensation Committee of the Board of Directors;
•
Charter of the Audit Committee of the Board of Directors; and
•
Any amendments to the above-mentioned documents and reports.

The above documents that are submitted to the SEC will become available on our website as soon as reasonably practicable following such submission. In addition, you may also obtain a printed copy of any of the above documents or reports by sending a request to Investor Relations, to our corporate headquarters or by calling 818-532-3708.

iii

PART I

Item 1. Business.

Our Company

We are a vertically integrated real estate finance company founded in 2004. We primarily originate and manage investor loans secured by 1-4 unit residential rental and commercial properties, which we refer to collectively as investor real estate loans. We originate loans nationwide across our extensive network of independent mortgage brokers which we have built and refined over the 18 years since our inception. Our objective is to be the preferred and one of the most recognized brands in our core market, particularly within our network of mortgage brokers.

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

We believe there is a substantial and durable market opportunity for investor real estate loans across 1-4 unit residential rental and small commercial properties, and that our institutionalized approach to serving these fragmented market segments underpins our long-term business strategy. Our growth to date has validated the need for scaled lenders with dedication to individual investors who own ten or fewer properties, a base which we believe represents the vast majority of activity across our core market. According to data from the U.S. Census Bureau, since 1965, the U.S. home rentership rate (the inverse of the home ownership rate) has averaged approximately 35%. According to an estimate published by Zillow in January 2021, the value of the U.S. residential housing sector is over $36 trillion. Ownership of residential properties for rent has historically been concentrated among smaller investors. According to data published by the Urban Institute in August and October 2017, an estimated 45% of single-family rental units (attached or detached) are owned by investors who own just one unit and an estimated 87% of investors own 10 or fewer units, while institutional ownership comprises less than 3% of the market.

Our primary growth strategy is predicated on continuing to serve and build loyalty within our network of mortgage brokers, while also expanding our network with new mortgage brokers through targeted marketing and improved brand awareness. We believe our reputation and 18-year history within our core market position us well to capture future growth opportunities.

We make loans for business purposes only, which we believe limits our exposure to the regulatory constraints of consumer lending. We do not make consumer loans or lend on raw land.

On January 16, 2020, we converted from a limited liability company to a corporation incorporated under the law of the State of Delaware by filing a certificate of conversion with the Secretary of State of the State of Delaware and changed our name from Velocity Financial, LLC to Velocity Financial, Inc.

Strategies to Address Uncertainties Caused by COVID-19:

The COVID-19 outbreak has caused significant disruption in business activity and the financial markets both globally and in the United States. As a result of the spread of COVID-19, economic uncertainties have arisen which have negatively impacted our financial condition, results of operations and cash flows. The further extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of any subsequent outbreaks and their impact on our customers, employees and vendors, the impact of a new mutant strain of the virus, and the long-term success of vaccines, all of which remain uncertain at this time and cannot be predicted. In order to protect our employees, we have been primarily working remotely since March 2020. In addition, we have implemented COVID-19 related protective measures and protocols to allow a limited number of staff to work from our offices located across the country. We will continue to evaluate our business strategy in light of rapidly changing market conditions.

Our Competitive Advantages

We believe that the following competitive advantages enhance our ability to execute our business strategy and position us well for future growth:

Established Franchise with Strong Brand Recognition

We believe our reputation and deep history within the real estate lending community position us as a preferred lender for mortgage brokers. We have been originating and acquiring loans in our core market since our inception in 2004, making us a recognizable brand with a proven ability to execute. Additionally, we have successfully executed nineteen securitizations of our investor real estate loans, raising over $4.0 billion in gross debt proceeds between 2011 and the year ended December 31, 2021. We have a keen understanding of this securitization market, including complicated structural issues, investor expectations and rating agency requirements. We executed our sixteenth through nineteenth securitizations in 2021. We believe this demonstrates that we have a strong reputation with investors in the securitization market, which enables us to maintain efficient access to debt capital that ultimately improves our ability to offer competitive pricing to our borrowers.

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

We apply the same asset-driven underwriting process to all of the loans in our portfolio, regardless of whether we originate or acquire these loans. Our credit and underwriting philosophy encompasses individual borrower and property due diligence, taking into consideration several factors. Our access to 18 years of proprietary data allows us to perform analytics that inform our lending decisions efficiently and effectively, which we believe is a strong competitive advantage.

Large In-Place Portfolio with Attractive, Long-Term Financing

We believe our in-place portfolio provides a significant and stable income stream for us to invest in future earnings growth. The majority of our loans are structured to provide for interest rate protection, by floating after an initial fixed-rate period, subject to a floor equal to the starting fixed rate. The loans are mainly financed with long-term fixed-rate debt, resulting in a spread that could increase over time, but not decrease. As a result, our in-place portfolio generally benefits from rising interest rates. We generated $76.0 million in net interest income for the year ended December 31, 2021 from our in-place portfolio. Excluding the interest expense paid on our corporate debt, we generated $96.6 million in portfolio related net interest income, representing a 4.54% portfolio related net interest margin, during the year ended December 31, 2021.

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

Our Growth Strategy

The market for investor real estate loans is large and highly fragmented. We have built a dedicated and scalable national lending platform focused specifically on serving this market and believe our capabilities position us well to maintain our reputation as a preferred lender in this market. Our organic growth strategy is predicated on further penetrating our existing network of mortgage brokers and expanding our network with new mortgage brokers. A key element of our implementation of this strategy is the growth and development of our team of account executives, as well as targeted marketing initiatives. We will continue to supplement the extension of our broker network with the development of new products to support the evolving needs of borrowers in our core market.

We continue to opportunistically pursue inorganic growth strategies such as acquiring portfolios of loans that meet our investment criteria and acquisitions of businesses that align with our strategic vision.

Further Penetrate Our Existing Mortgage Broker Network

We strive to be the preferred lender within our network of approved mortgage brokers. We have developed a strong reputation in the market for high quality execution and timely closing, which we believe are the most important qualities our mortgage brokers value in selecting a lender. There is significant opportunity for us to further penetrate the approximately 3,100 mortgage brokers with whom we have done business over the last five years. Approximately 85% of loan originators originated five or fewer loans with us during the year ended December 31, 2021. We believe this presents a compelling opportunity for us to capture incremental volume from our existing broker network.

Expand Our Network with New Mortgage Brokers

We believe that our targeted sales effort, combined with consistent high-quality execution, positions us well to continue adding to the network of mortgage brokers that rely on us to serve their borrower clients.

Despite the adverse macroeconomic conditions caused by the COVID-19 pandemic, we funded 3,105 loans sourced by approximately 1,000 different mortgage brokers during the year ended December 31, 2021. We believe that represents a small portion of the mortgage originators in the United States, which consisted of approximately 688,000 state-licensed mortgage originators by the end of 2020 according to the Nationwide Multistate Licensing System. The size of the mortgage broker market presents an attractive opportunity for us to capture significant growth with very small increases in the share of mortgage brokers that recognize our platform capabilities and utilize us as a preferred lender in our core market.

Develop New Products

Our primary products are a 30-year amortizing term loan with a three-year fixed-rate period which floats at a spread to the prime rate thereafter subject to a floor equal to the starting fixed rate, and a 30-year fixed-rate amortizing term loan. These loans comprised 94.9% of our loan originations during the year ended December 31, 2021. These products are used by borrowers to finance stabilized long-term real estate investments. We believe these products have strong receptivity in our market, as evidenced by our success in growing loan originations over time. Since our inception, we have continued to expand our product offering in response to developing market opportunities and the evolving financing needs of our broker network. For example, in 2013, in response to the increased demand for rental properties, we moved aggressively into the market for 1-4 unit residential rental loans, which comprised 49.0% of our held for investment loan portfolio as of December 31, 2021.

In March 2017, we began originating short-term, interest-only loans to be used for acquiring, repositioning or improving the quality of 1-4 unit residential investment properties. This product typically serves as an interim solution for borrowers and/or properties that do not meet the investment criteria of our primary 30-year product. The short-term, interest-only loan allows borrowers to address any qualifying issues with their credit and/or the underlying property before bridging into a longer-term loan. In June 2018, we added a second short-term, interest-only loan product which allows borrower draws for rehabbing residential rental property. Historically, we have aggregated and sold most of these short-term, interest-only loans at a premium to par to institutional investors, which has generated attractive income for us with limited capital while also allowing us to establish an underwriting track record and monitor the performance of these loans. In December 2021 we added a new HUD multi-family and healthcare loan product offering with our acquisition of a majority interest in Century Health & Housing Capital, LLC (“Century”).

Opportunistically Acquire Portfolios of Loan and Acquire Strategically-Aligned Businesses

We continually assess opportunities to acquire portfolios of loans that meet our investment criteria. Over the past 18 years, our management team has developed relationships with many financial institutions and intermediaries that have been active investor real estate loan originators or investors. We believe that our experience, reputation, and ability to effectively manage these loans makes us an attractive buyer for this asset class, and we are regularly asked to review pools of loans available for purchase. In our experience, portfolio acquisition opportunities have generally been more attractive and plentiful during market conditions when origination opportunities are less favorable. Accordingly, we believe our acquisition strategy not only augments our origination business, but also provides a counter-cyclical benefit to our overall business. In light of market disruptions caused by COVID-19, we have begun to increase our focus on this growth strategy.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”), paying a cash purchase price of $12.8 million. Century is a licensed “Ginnie Mae” issuer/servicer that provides government-insured Federal Housing Administration (FHA) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century earns origination fees and servicing fees from the mortgage servicing rights on its servicing portfolio.

Our Portfolio

Loans Held for Investment

Our typical investor real estate loan is secured by a first lien on the underlying property with the added protection of a personal guarantee and, based on the loans in our portfolio as of December 31, 2021, has an average balance of approximately $369,000. As of December 31, 2021, our portfolio of loans held for investment totaled $2.5 billion of unpaid principal balance, or UPB, on properties in 45 states and the District of Columbia. Of the 6,769 loans held for investment as of December 31, 2021, 98.6% of the portfolio, as measured by UPB, was attributable to our loan origination business, while the remaining 1.4% of the portfolio, or 78 loans, totaling $35.4 million in UPB, were related to acquisitions. During the years ended December 31, 2021 and 2020, we originated 3,105 and 955 loans to be held for investment totaling $1.3 billion and $338.8 million, respectively.

As of December 31, 2021, 90.6% of our loans held for investment, as measured by UPB, were fully-amortizing over 30 years. The principal amount of a fully-amortizing loan is repaid ratably over the term of the loan, as compared to a balloon loan where all, or a substantial portion of, the original loan amount is due in a single payment at the maturity date. We believe that fully-amortizing loans face a lower risk of default than balloon loans, as the final payment due under the balloon loan may require the borrower to refinance or sell the property.

We target investor real estate loans with loan-to-value ratios, or LTVs, between 60% and 75% at origination as we believe that borrower equity of 25% to 40% provides significant protection against credit losses. As of December 31, 2021, our loans held for investment had a weighted average LTV at origination of 67.6%. Additionally, as of December 31, 2021, borrowers personally guaranteed 100.0% of the loans in our held for investment portfolio and had a weighted average credit score at origination of 713, excluding the 1.34% of loans for which a credit score is not available.

The following charts illustrate the composition of our loans held for investment as of December 31, 2021:

(*) Percentages may not sum to 100% due to rounding.

(1)
Portfolio stratifications based on unpaid principal balance for loans held for investment as of December 31, 2021.
(2)
Represents LTV at origination for population of loans held for investment as of December 31, 2021. In instances where LTV at origination is not available for an acquired loan, the LTV reflects our best estimate of value at time of acquisition.
(3)
The approximately 2% portion of our loans held for investment with an LTV greater than 75% consists primarily of acquired loans.

We typically do not lend on any property located in a city with a population less than 25,000 and outside a 25-mile radius of a city with a population in excess of 100,000. We generally prefer to lend in larger metropolitan statistical areas.

Loans Held for Sale

As of December 31, 2021, our portfolio of loans held for sale consisted of 195 loans with an aggregate UPB of $87.4 million and carried a weighted average original loan term of 145 months and a weighted average coupon of 7.1%. As of December 31, 2021, 100% of our held for sale portfolio, as measured by UPB, was attributable to our loan origination business.

In line with our overall investment strategy, we target loans held for sale with LTVs between 60% and 75% at origination as we believe that borrower equity of 25% to 40% provides significant protection against credit losses. As of December 31, 2021, our loans held for sale had a weighted average LTV at origination of 69.3%. Additionally, as of December 31, 2021, borrowers personally guaranteed 100% of the loans in our held for sale portfolio and had a weighted average credit score at origination of 730, excluding any loan for which a credit score is not available.

The following charts illustrate the composition of our loans held for sale as of December 31, 2021:

(*) Percentages may not sum to 100% due to rounding.

(1)
Portfolio stratifications based on unpaid principal balance for loans held for sale as of December 31, 2021.
(2)
Represents LTV at origination for population of loans held for sale as of December 31, 2021.

Our Financing Strategy

We typically finance our new loan originations using warehouse facilities. Once we have originated between approximately $175 million and $400 million in new loans, we securitize the loans through a real estate mortgage investment conduit, or REMIC, structure and issue the bonds to third parties through individual trust vehicles. All of our securitizations are issued as private placements pursuant to Rule 144A under the Securities Act and utilize a REMIC structure except for the 2020 MC1 transaction which was not a REMIC and issued one class of bonds treated as debt for tax purposes. These REMIC transactions create significant U.S. GAAP versus tax differences as the U.S. GAAP treatment is a debt financing, however the IRS requires sale treatment and requires us to recognize taxable income to the extent the fair market value exceeds our cost basis, the payment of which creates a deferred tax asset. We are the sole beneficial interest holder of each of the trusts, through our wholly-owned subsidiaries. Proceeds from the issuance of the securities are then used to pay down the balances on our warehouse facilities. As of December 31, 2021, we had successfully executed nineteen securitizations of our investor real estate loans, raising over $4.0 billion in gross debt proceeds. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information about our warehouse repurchase facilities and securitizations.

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

Competition

The business of financing investor real estate loans is competitive. We compete with specialty finance companies, regional and community banks and thrifts, public and private entities, institutional investors, mortgage bankers, insurance companies, investment banking firms, and other financial institutions, and we expect that additional competitors may be organized or otherwise enter our core market in the future. We believe we compete favorably through diversified borrower access driven by our extensive network of mortgage brokers and by emphasizing a high level of real estate and financial expertise, customer service, and flexibility in structuring transactions, as well as by attracting and retaining experienced managerial and marketing personnel. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. Some of our competitors may be better positioned to market their services and financing programs because of their ability to offer more favorable rates and terms and other services. Such rates may be impacted by the competitor’s size, cost of funds, and access to funding sources that are not available to us.

Government Regulation

Certain states in which we conduct business require approval, registration or licensing. Typically, the mortgage broker that originates the loan that we make, fund or acquire is licensed or exempt from licensing in the state where the loan is made. We also hold a Federal Housing Administration, or FHA, Title II approval from the Department of Housing and Urban Development, which permits us to make certain government-insured loans. With the acquisition of Century, we are now a licensed “Ginnie Mae” issuer/servicer that provides government-insured Federal Housing Administration (FHA) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. As a licensed Ginnie Mae issuer/servicer, we are subject to GNMA’s regulations.

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

Human Capital Resources

As of December 31, 2021, we had 215 employees, a 23% increase from the prior year. None of our employees are represented by a labor union. The increase in our employees was a result of our origination growth over the prior year.

A driving force in our ability to generate revenue comes from the work of our Account Executives, or AEs. Our AEs generate business for us through their relationships with third-party brokers. Our ability to retain and attract AEs is essential to the growth of our business. A significant number of our employees are AEs, representing 38% of our workforce at year-end.

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

While we have not adopted any diversity quotas, 64% of our employees are men and 36% are women.

We are committed to the health, safety, and wellness of our employees. In response to the pandemic, we implemented precautionary policies and significant operational changes to protect and support our employees, including remote working. As of December 31, 2021, substantially all our employees have been able, and continue, to work remotely.

We and our employees are also committed to improving the communities in which we work and live. Through our charitable donations and Velocity Volunteers, we pick local charitable causes and projects to support and encourage our employees to donate their time and needed materials.

Our Corporate Information and History

Velocity Financial, Inc. is a corporation incorporated under the law of the State of Delaware.

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

As of February 9, 2022, there were approximately 1,500 beneficial holders of our common stock.

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

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Selected Financial Data.

The consolidated statements of income information for the years ended December 31, 2021, 2020, 2019, 2018 and 2017 and the consolidated balance sheets information presented below as of December 31, 2021 and 2020 have been derived from our audited consolidated financial statements. The information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes. You should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the related notes, included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any other period in the future.

	Year Ended December 31,
Consolidated Statements of Income Information	2021	2020	2019	2018	2017
	(in thousands)
Interest income	$181,968	$167,322	$157,531	$124,722	$97,830
Interest expense — portfolio related	85,386	87,826	83,903	62,597	47,638
Net interest income — portfolio related	96,582	79,496	73,628	62,125	50,192
Interest expense — corporate debt	20,609	12,049	14,618	13,322	13,654
Net interest income	75,973	67,447	59,010	48,803	36,538
Provision for (reversal of) loan losses	(292)	5,068	1,139	201	421
Net interest income after provision for loan losses	76,265	62,379	57,871	48,602	36,117
Other operating income
Gain on disposition of loans	7,892	7,576	4,410	1,200	984
Unrealized gain (loss) on fair value loans	29	442	(9)	241	39
Other income (expense)	267	(1,698)	(1,752)	1,366	985
Total other operating income	8,188	6,320	2,649	2,807	2,008

Operating expenses
Compensation and employee benefits	19,190	20,731	15,511	15,105	11,904
Rent and occupancy	1,769	1,743	1,531	1,320	1,115
Loan servicing	8,282	7,802	7,396	6,009	4,907

Professional fees	3,781	4,238	2,056	3,040	1,661
Real estate owned, net	3,150	2,656	2,647	1,373	603
Other operating expenses	8,488	8,400	5,981	5,313	3,946
Total operating expenses	44,660	45,570	35,122	32,160	24,136
Income including noncontrolling interests	39,793	23,129	25,398	19,249	13,989
Less income attributable to noncontrolling interests	—	—	—	—	—
Income attributable to Velocity Financial, Inc.	$39,793	$23,129	$25,398	$19,249	$13,989
Income tax expense	10,569	5,352	8,106	11,618	—
Net income attributable to Velocity Financial, Inc.	$29,224	$17,777	$17,292	$7,631	$13,989
Less undistributed earnings attributable to participating securities	8,589	—	NA	NA	NA
Less deemed dividends on preferred stock	—	48,955	NA	NA	NA
Net income (loss) allocated to common shareholders	$20,635	$(31,178)	NA	NA	NA
Earnings (loss) per common share
Basic	$0.90	$(1.55)	NA	NA	NA
Diluted	$0.86	$(1.55)	NA	NA	NA
Weighted average common shares outstanding
Basic	22,813	20,087	NA	NA	NA
Diluted	33,982	20,087	NA	NA	NA

NA - Not applicable prior to the Company's IPO on January 17, 2020.

	December 31,
Consolidated Balance Sheets Information	2021	2020	2019	2018	2017
	(in thousands)
Assets
Cash and cash equivalents	$35,965	$13,273	$21,465	$15,008	$15,422
Restricted cash	11,639	7,020	6,087	1,669	305
Loans held for sale, net	87,908	13,106	214,467	78,446	5,651
Loans held for investment, net	2,527,564	1,948,089	1,863,360	1,567,408	1,299,041
Loans held for investment at fair value	1,359	1,539	2,960	3,463	4,632
Total loans, net	2,616,831	1,962,734	2,080,787	1,649,317	1,309,324
Accrued interest receivables	13,159	11,373	13,295	10,096	7,678
Receivables due from servicers	74,330	71,044	49,659	40,473	25,306
Other receivables	1,812	4,085	4,778	974	1,287
Real estate owned, net	17,557	15,767	13,068	7,167	5,322
Property and equipment, net	3,830	4,145	4,680	5,535	5,766
Deferred tax asset	16,604	6,654	8,280	517	—
Mortgage servicing rights, at fair value	7,152	—	—	—	—
Goodwill	6,775	—	—	—	—
Other assets	6,824	6,779	12,667	4,479	1,435
Total assets	$2,812,478	$2,102,874	$2,214,766	$1,735,235	$1,371,845
Liabilities and Equity / Members' Equity
Accounts payable and accrued expenses	$92,195	$63,361	$56,146	$26,797	$22,029
Secured financing, net	162,845	74,982	145,599	127,040	126,486
Securitizations, net	1,911,879	1,579,019	1,438,629	1,202,202	982,393
Warehouse repurchase facilities, net	301,069	75,923	421,548	215,931	85,303
Total liabilities	2,467,988	1,793,285	2,061,922	1,571,970	1,216,211
Preferred stock/Class C preferred units	—	90,000	—	26,465	24,691
Shareholders'/Members’ equity	341,109	219,589	152,844	136,800	130,943
Noncontrolling interest in subsidiary	3,381	—	—	—	—
Total liabilities and equity / members’ equity	$2,812,478	$2,102,874	$2,214,766	$1,735,235	$1,371,845

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

Business

We are a vertically integrated real estate finance company founded in 2004. We primarily originate and manage investor loans secured by 1-4 unit residential rental and commercial properties, which we refer to collectively as investor real estate loans.

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee and, based on all loans in our portfolio as of December 31, 2021, has an average balance of approximately $372,000. As of December 31, 2021, our loan portfolio totaled $2.6 billion of UPB on properties in 45 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 67.7%, and was concentrated in 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, representing 50.7% of the UPB. During the year ended December 31, 2021, the yield on our total portfolio was 8.56%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitizations, corporate debt and equity. The securitization market is our primary source of long-term financing. We have successfully executed 19 securitizations, resulting in a total of over $4.0 billion in gross debt proceeds from May 2011 through December 2021.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on our loan portfolio and interest expense paid on our portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of our warehouse facilities and securitizations and excludes our corporate debt. For the year ended December 31, 2021, our portfolio related net interest margin was 4.54%. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for loan losses and operating expenses. For the year ended December 31, 2021, we generated income before income taxes and net income of $39.8 million and $29.2 million, respectively, and earned a pre-tax return on equity and return on equity of 15.6% and 11.5%, respectively.

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

Effective January 1, 2018, we elected to be treated as a corporation for U.S. federal and state income tax purposes. Accordingly, the results of operations for the year ended December 31, 2018 include the impacts of income taxes. As a result, the historical net income reported for any period prior to January 1, 2018, is not comparable to the net income reported for the year ended December 31, 2018 or subsequent periods.

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

Interest Expense on Corporate Debt

The 2019 Term Loan balance was $153.0 million as of December 31, 2019. During the year ended December 31, 2019, we incurred $14.6 million of interest expense related to our corporate debt. The 2019 Term Loan balance was $78.0 million as of December 31, 2020. During the year ended December 31, 2020 we incurred $12.0 million of interest expense related to our corporate debt.

We used $75.7 million of the net proceeds from our IPO to lower our interest expense through the repayment of the $75.0 million outstanding principal amount on the 2019 Term Loan. We fully paid off the remaining $78.0 million of the 2019 Term Loan in January 2021 with a portion of the net proceeds from the 2021Term Loan. The 2021 Term Loan is a five-year $175.0 million syndicated corporate debt agreement. We incurred $20.6 million of interest expense related to our corporate debt during the year ended December 31, 2021.

Recent Developments

Acquisition of Majority Interest in Century Health & Housing Capital

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”), paying a cash purchase price of $12.8 million. Founded in 1992, Century is a licensed “Ginnie Mae” issuer/servicer that provides government-insured Federal Housing Administration (FHA) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century issued $158 million in UPB of loans for the year ended December 31, 2021, and manages a servicing portfolio of $521 million in UPB as of December 31, 2021. Century’s pre-tax income for the year ended December 31, 2021 was approximately $2.3 million.

Securitizations

In October and December 2021, we completed the securitizations of $204.2 million and $319.1 million, respectively, of investor real estate loans, measured by UPB. The December 2021 securitization included a portion of investor real estate loans that were previously included in our securitizations issued through Velocity Commercial Capital Loan Trust 2014-1, Velocity Commercial Capital Loan Trust 2016-2 and Velocity Commercial Capital Loan Trust 2017-1, and in connection with the December 2021 securitization those three earlier securitizations were collapsed.

At-The-Market Equity Offering Program

On September 3, 2021, we entered into separate Equity Distribution Agreements with JMP Securities LLC and Virtu Americas LLC to establish an at-the-market equity offering program (“ATM Program”) where we may issue and sell, from time to time, shares of our common stock. Our ATM Program allows for aggregate gross sales of our common stock of up to $50,000,000 provided that the number of common shares sold under the ATM Program does not exceed 4,000,000. For the year ended December 31, 2021, we sold 10,727 shares of our common stock under our ATM Program for net proceeds of $137,333, net of $2,803 in commissions.

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

Critical Accounting Estimates Significant Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and follow general practices within the financial services industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies.”

Management considers an accounting estimate to be critical to reported financial results if (1) the accounting estimates require management to make assumptions about matters that are highly uncertain, and (2) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our consolidated financial statements, results of operations, or liquidity. Our critical accounting estimates are summarized below.

Allowance for Loan Losses

Under the current expected credit loss ("CECL") methodology, the allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. We identified the following portfolio segments based on risk characteristics of the loans in its loan portfolio (pool):

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
•
Quick Fix 1– 4 Unit – Purchase (short-term loans to purchase 1– 4 unit residential rental properties); and

•
Quick Fix 1– 4 Unit – Refinance (short-term refinance loans on 1– 4 unit residential rental properties).

We determined the collectability of our loans by evaluating certain risk characteristics. The segmentation of our loan portfolio was determined based on analyses of our loan portfolio performance over the past eight years. Based on analyses of the loan portfolio’s historical performance, we concluded that loan purpose and product types are the most significant risk factors in determining our expectation of future loan losses. Loan purpose considers whether a borrower is acquiring the property or refinancing an existing property. Our historical experience shows that refinance loans have higher loss rates than loans for property acquisitions. Product type includes residential 1-4 unit property and traditional commercial property. Our historical experience shows that traditional commercial property loans have higher loss rates than residential 1-4 unit property. Quick Fix loans have a maturity of one to two years from origination. Non-Quick Fix loans have a maturity of up to 30 years from origination.

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

We use an open pool loss rate methodology to model expected credit losses. To determine the loss rates using the open pool method, we start with our historical database of losses, segmenting the loans by loan purpose, product type and repayment period. A third-party model applying the open pool method is used to estimate an annual average loss rate by dividing the respective pool's quarterly historical losses by the pool's respective prior quarters’ ending unamortized loan cost balance and deriving an annual average loss rate from the historical quarterly loss rates. The model then adjusts the annual average loss rates based upon macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates are applied to the forecasted pool balance within each segment. The forecasted balances in the loan pool segments are calculated based on a principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments. Estimated prepayments, or Constant Prepayment Rates ("CPRs") are developed from multiple loan characteristic considerations, such as property types, FICO scores, loan purpose, and prepayment penalty terms, which is the most significant driver of prepayment activity. The prepayment penalty terms differ between the short-term and long-term loans, and we have developed a CPR curve for our short-term loans (2-year or less) and one for our long-term loans (30-year). Data from 2012-2021 is used to develop prepayment rates for our long-term loans. Because of the prepayment penalty structure in our long-term loans, prepayments during the active penalty term are historically low and begin to ramp up after the prepayment penalty term. The active prepayment penalty term is considered for existing and new loans over the reasonable and supportable forecast period in determining estimated prepayments. We back-test the CPR curves on a quarterly basis and adjust the CPR curves as appropriate. The reasonable and supportable period is meant to represent the period in which we believe the forecasted macroeconomic variables can be reasonably estimated. Significant variables or assumptions incorporated in the macroeconomic forecasts include U.S. unemployment, treasury yields, U.S. real gross domestic product (GDP), and U.S. real estate housing prices. We consider multiple scenarios from different macroeconomic forecasts and use different forecast and revision periods for estimating lifetime expected credit losses.

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

The allowance for loan losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when we believe the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The allowance for loan losses is maintained at a level deemed adequate by management to provide for expected losses in the portfolio at the balance sheet date. While we use available information to estimate our required allowance for loan losses, future additions to the allowance for loan losses may be necessary based on changes in estimates resulting from economic and other conditions.

We made the accounting policy election not to measure an allowance for loan losses for accrued interest receivables. When a loan is placed on nonaccrual status, the accrued and unpaid interest is reversed as a reduction of interest income and accrued interest receivable. Accrued interest receivable is excluded from the amortized cost of loans and it is presented as accrued interest receivable in the Consolidated Balance Sheets.

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

Our results of operations depend on, among other things, the level of our net interest income, the credit performance of our loan portfolio and the efficiency of our operating platform. These measures are affected by a number of factors, including the demand for investor real estate loans, the competitiveness of the market for originating or acquiring investor real estate loans, the cost of financing our portfolio, the availability of funding sources and the underlying performance of the collateral supporting our loans. While we have been successful at managing these elements in the past, there are certain circumstances beyond our control, including the disruption caused by the COVID-19 pandemic, macroeconomic conditions and market fundamentals, which can affect each of these factors and potentially impact our business performance.

Origination Volume

Portfolio related net interest income is the largest contributor to our net income. We grew our portfolio related net interest income by $17.1 million or 21.5% from $79.5 million for the year ended December 31, 2020 to $96.6 million for the year ended December 31, 2021. The growth in net interest income is largely attributable to new loan originations which we have achieved by executing our principal strategies of expanding our broker network and further penetrating our network of existing brokers. We anticipate that our future performance will continue to depend on growing our origination volume and believe that the large and highly fragmented nature of our core market provides meaningful opportunity to achieve this. We intend to grow originations by continuing to serve and build loyalty within our existing network of brokers while expanding our network with new brokers through targeted marketing and improved brand awareness.

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

Our five warehouse facilities and our corporate debt have interest payment obligations tied to the one-month USD London Interbank Offered Rate, or LIBOR. The authorized administrator of LIBOR confirmed during March 2021 that it intended to cease the publication or loss of representativeness of LIBOR. In particular, the last date of publication or representativeness of one-month USD LIBOR will be June 30, 2023. We expect that the index used in the calculation of the interest rate for our warehouse facilities and corporate debt will transition from LIBOR to a Secured Overnight Financing Rate or a suitable replacement index prior to June 20, 2023. We do not expect the cessation of LIBOR nor the transition to a replacement index to have a material adverse effect on our cost of funding, results of operations or financial condition.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	As of December 31,
	2021		2020	2019
	($ in thousands)
Total loans	$2,587,221		$1,944,804	$2,059,344
Loan count	6,964		5,878	6,373
Average loan balance	$372		$331	$323
Weighted average loan-to-value	67.7%		66.1%	65.8%
Weighted average coupon	7.76%		8.51%	8.69%
Nonperforming loans (UPB)	$273,100	(A)	$332,813	$141,607
Nonperforming loans (% of total)	10.56%	(A)	17.11%	6.88%

(A) Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $53.8 million of nonaccrual loans in the Company’s COVID-19 forbearance program.

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

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

($ in thousands)	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
Year Ended December 31, 2021:
Loan originations — held for investment	3,105	$1,326,275	$427	6.9%	69.6%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	3,105	$1,326,275	427	6.9%	69.6%
Loan acquisitions — held for investment	26	11,300	435	7.0%	61.4%
Total loans originated and acquired	3,131	$1,337,575
Year Ended December 31, 2020:
Loan originations — held for investment	955	$338,815	$355	8.3%	68.0%
Loan originations — held for sale	316	96,223	305	9.7%	68.3%
Total loan originations	1,271	$435,038	342	8.6%	68.1%
Loan acquisitions — held for investment	3	3,467	1,156	6.5%	73.5%
Total loans originated and acquired	1,274	$438,505
Year Ended December 31, 2019:
Loan originations — held for investment	1,881	$673,877	$358	8.5%	67.1%
Loan originations — held for sale	1,152	338,846	294	10.0%	68.4%
Total loan originations	3,033	$1,012,723	334	9.0%	67.5%
Loan acquisitions — held for investment	35	9,062	259	7.2%	61.9%
Total loans originated and acquired	3,068	$1,021,785

For the year ended December 31, 2021, we originated $1.3 billion of loans, which was an increase of $891.2 million, or 204.9% from $435.0 million for the year ended December 31, 2020. Due to the COVID-19 pandemic which adversely impacted our loan originations in 2020, we originated $435.0 million of loans in 2020, which was a decrease of $577.7 million, or 57.0% from $1.0 billion for the year ended December 31, 2019.

Loans Held for Investment

Our total portfolio of loans held for investment consists of both loans held for investment at cost, which are presented in the Consolidated Balance Sheets as loans held for investment, net, and loans held for investment at fair value, which are presented in the Consolidated Balance Sheets as loans held for investment, at fair value. The following tables show the various components of loans held for investment as of the dates indicated:

	December 31,
(in thousands)	2021	2020	2019
Unpaid principal balance	$2,499,798	$1,931,875	$1,843,290
Valuation adjustments on FVO loans	27	(2)	(444)
Deferred loan origination costs	33,360	23,600	25,714
Total loans held for investment, gross	2,533,185	1,955,473	1,868,560
Allowance for credit losses	(4,262)	(5,845)	(2,240)
Loans held for investment, net	$2,528,923	$1,949,628	$1,866,320

The following table illustrates the contractual maturities for our loans held for investment in aggregate UPB and as a percentage of our total held for investment loan portfolio as of December 31, 2021:

	December 31,
	2021		2020		2019
($ in thousands)	UPB	%	UPB	%	UPB	%
Loans due in less than one year	$96,502	3.9%	$100,025	5.2%	$2,170	0.1%
Loans due in one to five years	5,023	0.2	79,398	4.1	3,023	0.2
Loans due in more than five years	2,398,273	96.0	1,752,452	90.7	1,838,097	99.7
Total loans held for investment	$2,499,798	100.0%	$1,931,875	100.0%	$1,843,290	100.0%

Allowance for Loan Losses

Our allowance for loan losses decreased to $4.3 million as of December 31, 2021, from $5.8 million as of December 31, 2020. The decrease in allowance is primarily due to the broad improvement in the U.S economy in 2021 as the U.S. economy continues to recover from the adverse impacts caused by the COVID-19 pandemic.

Our allowance increased to $5.8 million as of December 31, 2020, from $2.2 million as of December 31, 2019. The increase in allowance is primarily due to the adverse business conditions caused by the COVID-19 pandemic assumed in our loan loss model projections and the one-time transfer of our held for sale loan portfolio to loans held for investment.

Our allowance for loan losses is based on an analysis of historical loan loss data from January 1, 2015 through December 31, 2021, adjusted for macroeconomic forecasts. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses should a loan become impaired.

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

The following table illustrates the activity in our allowance for loan losses over the periods indicated:

	December 31,
($ in thousands)	2021	2020		2019
Allowance for credit losses:
Beginning balance	$5,845	$2,240		$1,680
Impact of adopting ASC 326	—	137		—
Provision for loan losses	(292)	5,068	(1)	1,139
Charge-offs	(1,291)	(1,600)		(579)
Ending balance	$4,262	$5,845		$2,240
Total loans held for investment (UPB), excluding FVO	$2,498,466	$1,930,334	(2)	$1,839,886
Allowance for credit losses / loans held for investment, excluding FVO	0.17%	0.30%		0.12%
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
(2)
Reflects the UPB of loans held for investment excluding loans held for investment at fair value (FVO). Loans held for investment, net on the Consolidated Balance Sheets is net of allowance for credit losses of $5.8 million, and net deferred loan origination fees/costs of $23.6 million as of December 31, 2020.

Credit Quality – Loans Held for Investment

The following table provides delinquency information, by unpaid principal balance, on our held for investment loan portfolio as of the dates indicated:

	December 31, 2021 (A)		COVID-19 Forbearance	December 31, 2020 (A)		COVID-19 Forbearance	December 31, 2019 (B)
Performing/Accruing:
Current	$2,068,023	82.7%	$188,466	$1,445,131	74.9%	$259,147	$1,559,373	84.6%
30-59 days past due	127,046	5.1	36,579	89,284	4.6	32,115	123,704	6.7
60-89 days past due	31,629	1.3	8,262	62,694	3.2	34,493	48,062	2.6
90+ days past due	—	—	—	1,953	0.1	1,953	—	—
Total performing loans	2,226,698	89.1	233,307	1,599,062	82.8	327,708	1,731,139	93.2
Nonperforming/Nonaccrual:
<90 days past due	19,533	0.8	5,325	20,778	1.1	727	—	—
90+ days past due	35,787	1.4	8,510	82,004	4.2	34,120	24,790	1.3
Bankruptcy	20,038	0.8	6,242	12,655	0.7	1,650	8,695	0.5
In foreclosure	197,742	7.9	39,045	217,376	11.2	27,868	78,666	4.3
Total nonperforming loans	273,100	10.9	59,122	332,813	17.2	64,365	112,151	6.1
Total loans held for investment	$2,499,798	100.0%	$292,429	$1,931,875	100.0%	$392,073	$1,843,290	100.0%

(A)
Balance includes $292.4 million UPB of loans held for investment as of December 31, 2021 and $392.1 million as of December 31, 2020 in our COVID-19 forbearance program.
(B)
Prior to January 1, 2020, nonperforming loans included loans that were 90 or more days past due, in bankruptcy, or in foreclosure.

Other than loans while they were in the COVID-19 forbearance program, loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $273.1 million, or 10.9% of our held for investment loan portfolio as of December 31, 2021, compared to $332.8 million, or 17.2% as of December 31, 2020, and $112.2 million, or 6.1% of the loan portfolio as of December 31, 2019. The decrease in total nonperforming loans as of December 31, 2021 compared to December 31, 2020 was primarily attributable to loan resolutions by our Special Servicing department, along with improvement in the U.S. economy. The increase in total nonperforming loans as of December 31, 2020 compared to December 31, 2019 was primarily attributable to the COVID-19 pandemic.

Resolutions of non-performing loans

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following table summarizes the resolution activities of loans that were nonperforming or became nonperforming during the periods indicated. We resolved $108.4 million, $83.4 million, and $73.4 million of long-term nonperforming loans during the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively. Including REO resolutions, we realized net gains of $5.0 million, $2.7 million, and $1.8 million during the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively. This is largely the result of collecting default interest and prepayment penalties in excess of the contractual interest due and collected.

The table below includes nonperforming loan resolutions for our long-term loans.

Long-Term Loans	December 31, 2021		December 31, 2020		December 31, 2019
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$62,703	$4,106	$45,662	$2,029	$37,211	$1,197
Resolved — paid current	45,654	650	37,705	1,213	36,169	717
Resolved — REO sold (1)	10,151	226	4,362	(498)	4,077	(68)
Total resolutions	$118,508	$4,982	$87,729	$2,744	$77,457	$1,846
Recovery rate on resolved nonperforming UPB		104.2%		103.1%		102.4%
(1)
There was an REO property held since January 2019 that was sold during the quarter ended September 30, 2021, with a total lifetime loss of $1.7 million, all of which was recognized in prior periods.

The table below includes nonperforming loan resolutions for our short-term loans, now being held for investment, and also includes loans that were granted a COVID-19 forbearance in 2020. Prior to January 1, 2020, nonperforming loan resolutions presented only consisted of long-term nonperforming loans held for investment since the short-term loans, or loans with a maturity of two-year or less, were being held for sale until later in 2020. The short-term loans do not require prepayment fees and usually result in a lower gain when paid in full, as compared to long term loans.

Short-Term Loans	December 31, 2021		December 31, 2020		December 31, 2019
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$43,613	$2,312	$—	$—	$—	$—
Resolved — paid current	49,942	195	—	—	—	—
Resolved — REO sold	534	22	—	—	—	—
Total resolutions	$94,089	$2,529	$—	$—	$—	$—
Recovery rate on resolved nonperforming UPB		102.7%		N/A		N/A

Total long-term and short-term nonperforming loan resolutions were $42.1 million, $29.8 million, and $13.0 million during the quarters ended December 31, 2021, 2020 and 2019, respectively.

Charge-offs

Our actual losses incurred have been small as a percentage of nonperforming loans held for investment. The table below shows our actual loan losses for the periods indicated.

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Average nonperforming loans for the period (1)	$307,562	$246,972	$102,567
Charge-offs	$1,291	$1,600	$579
Charge-offs / Average nonperforming loans for the period (1)	0.42%	0.65%	0.56%
(1)
Reflects the monthly average of nonperforming loans held for investment during the period.

Concentrations – Loans Held for Investment

As of December 31, 2021, our held for investment loan portfolio was concentrated in investor 1-4 loans, representing 49.0% of the UPB and mixed use properties represented 13.2% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. By geography, the principal balance of our loans held for investment were concentrated 23.4% in California, 21.6% in New York, 13.4% in Florida, and 7.9% in New Jersey.

Property Type	December 31, 2021
($ in thousands)	Loan Count	UPB	% of Total UPB
Investor 1-4	3,901	$1,224,672	49.0%
Mixed use	839	330,654	13.2
Multifamily	480	227,883	9.1
Retail	499	234,470	9.4
Office	365	158,706	6.3
Warehouse	259	172,653	6.9
Other(1)	426	150,760	6.0
Total loans held for investment	6,769	$2,499,798	100%
(1)
All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	December 31, 2021
($ in thousands)	Loan Count	UPB	% of Total UPB
California	1000	$584,832	23.4%
New York	1056	539,430	21.6
Florida	996	335,143	13.4
New Jersey	695	196,482	7.9
Other(1)	3,022	843,911	33.8
Total loans held for investment	6,769	$2,499,798	100%
(1)
All other states individually comprise less than 5.0% of the total unpaid principal balance.

Loans Held for Sale

The following tables show the various components of loans held for sale as of the dates indicated:

	December 31,
($ in thousands)	2021	2020	2019
UPB	$87,422	$12,929	$216,054
Valuation adjustments	—	(17)	(396)
Deferred loan origination fees, net	486	194	(1,191)
Total loans held for sale, net	$87,908	$13,106	$214,467

Concentrations – Loans Held for Sale

As of December 31, 2021, our held for sale loan portfolio was all investor 1-4 loans, which represented 100.0% of the UPB. By geography, the principal balance of our loans held for investment were concentrated 21.8% in California, 16.5% in New York, 15.1% in Florida, 5.9% in Pennsylvania, and 6.5% in Texas.

Geography (State)	December 31, 2021
($ in thousands)	Loan Count	UPB	% of Total UPB
California	22	$19,097	21.8%
New York	15	14,383	16.5
Florida	27	13,214	15.1
Pennsylvania	26	5,197	5.9
Texas	12	5,654	6.5
Other(1)	93	29,877	34.2
Total loans held for sale	195	$87,422	100%

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

As of December 31, 2021, our REO included 34 properties with a carrying value of $17.6 million compared to 35 properties with a carrying value of $15.8 million as of December 31, 2020.

Key Performance Metrics

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Average loans	$2,125,847	$2,043,665	$1,782,558
Portfolio yield	8.56%	8.19%	8.84%
Average debt — portfolio related	1,814,048	1,803,188	1,603,459
Average debt — total company	1,968,938	1,885,306	1,745,728
Cost of funds — portfolio related	4.71%	4.87%	5.23%
Cost of funds — total company	5.38%	5.30%	5.64%
Net interest margin — portfolio related	4.54%	3.89%	4.13%
Net interest margin — total company	3.57%	3.30%	3.31%
Charge-offs	0.06%	0.08%	0.03%
Pre-tax return on equity	15.58%	10.69%	17.37%
Return on equity	11.45%	8.22%	11.78%

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

Cost of Funds — Portfolio Related and Total Company

Portfolio related cost of funds is an annualized measure of the interest expense incurred on our portfolio-related debt as a percentage of average portfolio-related debt outstanding over the given period. Total company cost of funds is an annualized measure of the interest expense incurred on our portfolio-related debt and corporate debt outstanding over the given period. Interest expense includes the amortization of expenses incurred in connection with our portfolio related financing activities and corporate debt. Through the issuance of long-term securitizations, we have been able to fix a significant portion of our borrowing costs over time. The strong credit performance on our securitizations has allowed us to issue debt at attractive rates. Our portfolio related cost of funds decreased to 4.71% for the year ended December 31, 2021 from 4.87% and 5.23% for the years ended December 31, 2020 and 2019, respectively. The decrease in portfolio related cost of funds was primarily attributable to improved execution on the securitizations.

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

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Year Ended December 31,
	2021				2020				2019
		Interest	Average			Interest	Average			Interest	Average
	Average	Income /	Yield /		Average	Income /	Yield /		Average	Income /	Yield /
($ in thousands)	Balance	Expense	Rate		Balance	Expense	Rate		Balance	Expense	Rate
Loan portfolio:
Loans held for sale	$15,794				$110,810				$106,852
Loans held for investment	2,110,053				1,932,855				1,675,706
Total loans	$2,125,847	$181,968	8.56%		$2,043,665	$167,322	8.19%		$1,782,558	$157,531	8.84%

Debt:
Warehouse and repurchase facilities	$183,663	9,706	5.28%		$168,099	8,352	4.97%		$240,608	13,583	5.65%
Securitizations	1,630,385	75,680	4.64%		1,635,089	79,474	4.86%		1,362,851	70,320	5.16%
Total debt - portfolio related	1,814,048	85,386	4.71%		1,803,188	87,826	4.87%		1,603,459	83,903	5.23%
Corporate debt	154,890	20,609	13.31%	(4)	82,117	12,049	14.67%	(3)	142,269	14,617	10.27%
Total debt	$1,968,938	$105,995	5.38%		$1,885,305	$99,875	5.30%		$1,745,728	$98,520	5.64%

Net interest spread - portfolio related (1)			3.85%				3.32%				3.60%
Net interest margin - portfolio related			4.54%				3.89%				4.13%

Net interest spread - total company (2)			3.18%	(4)			2.89%	(3)			3.19%
Net interest margin - total company			3.57%	(4)			3.30%	(3)			3.31%

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
(4)
Excluding the one-time debt issuance costs write-off of $2.9 million related to our corporate debt refinancing in February 2021, the Corporate debt average yield would have been 11.40%; Net interest spread — total company would have been 3.33%; and Net interest margin — total company would have been 3.71% for the year ended December 31, 2021.

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

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Income before income taxes (A)	$39,793	$23,129	$25,398
Net income (B)	29,224	17,777	17,292

Monthly average balance:
Stockholders' / Members' equity (C)	255,331	216,289	146,236

Pre-tax return on equity (A)/(C)	15.6%	10.7%	17.4%

Return on equity (B)/(C)	11.4%	8.2%	11.8%

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

Interest Expense — Corporate Debt

In February 2021, we entered into a five-year $175.0 million syndicated corporate debt agreement (“2021 Term Loan”). The 2021 Term Loan bears interest at a rate equal to one-month LIBOR plus 8.00%, with a 1.00% LIBOR floor, and matures in February 2026. A portion of the net proceeds from the 2021 Term Loan was used to redeem all the outstanding corporate debt on our 2019 Term Loan.

Interest expense on corporate debt primarily consists of interest expense paid and the related amortization of deferred debt issuance costs.

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

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Interest income	$181,968	$167,322	$157,531
Interest expense - portfolio related	85,386	87,826	83,903
Net interest income - portfolio related	96,582	79,496	73,628
Interest expense - corporate debt	20,609	12,049	14,618
Net interest income	75,973	67,447	59,010
Provision for (reversal of) loan losses	(292)	5,068	1,139
Net interest income after provision for loan losses	76,265	62,379	57,871
Other operating income	8,188	6,320	2,649
Total operating expenses	44,660	45,570	35,122
Income including noncontrolling interests	39,793	23,129	25,398
Less net income attributable to noncontrolling interests	—	—	—
Income attributable to Velocity Financial, Inc.	39,793	23,129	25,398
Income tax expense	10,569	5,352	8,106
Net income attributable to Velocity Financial, Inc.	$29,224	$17,777	$17,292
Less undistributed earnings attributable to participating securities (1)	8,589	—	NA
Less deemed dividends on preferred stock (1)	—	48,955	NA
Net income (loss) allocated to common shareholders	$20,635	$(31,178)	NA
Earnings (loss) per common share (1)
Basic	$0.90	$(1.55)	NA
Diluted	$0.86	$(1.55)	NA
Weighted average common shares outstanding (1)
Basic	22,813	20,087	NA
Diluted	33,982	20,087	NA
(1)
Not applicable prior to the Company's IPO on January 17, 2020.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net Interest Income — Portfolio Related

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Interest income	$181,968	$167,322	$14,646	8.8%
Interest expense - portfolio related	85,386	87,826	(2,440)	(2.8)%
Net interest income - portfolio related	$96,582	$79,496	$17,086	21.5%

Interest Income. Interest income increased by $14.6 million, or 8.8%, to $182.0 million during the year ended December 31, 2021, compared to $167.3 million during the year ended December 31, 2020. The increase is primarily attributable to the increase in average yield and an increase in average loans (volume). The average yield increased to 8.56% from 8.19%. Average loans increased $82.2 million, or 4.0%, from $2.0 billion for the year ended December 31, 2020 to $2.1 billion for the year ended December 31, 2021. The increase in average yield is primarily attributable to the recognition of default interest and prepayment fees for resolutions of nonperforming loans.

The following table distinguishes between the change in interest income attributable to change in volume and the change in interest income attributable to change in rate. The effect of changes in volume is determined by multiplying the change in average loan balance (i.e., $82.2 million) by the previous period’s average yield (i.e., 8.19%). Similarly, the effect of rate changes is calculated by multiplying the change in average yield (i.e., 0.37%) by the current period’s average loan balance (i.e., $2.1 billion).

	Year Ended December 31, 2021 and 2020
($ in thousands)	Average Loans	Interest Income	Average Yield
Year Ended December 31, 2021	$2,125,847	$181,968	8.56%
Year Ended December 31, 2020	2,043,665	167,322	8.19%
Volume variance	82,182	6,729
Rate variance		7,917	0.37%
Total interest income variance		$14,646

Interest Expense — Portfolio Related. Portfolio related interest expense consists of interest incurred on our warehouse facilities and securitizations, which decreased by $2.4 million, or 2.8%, to $85.4 million for the year ended December 31, 2021, from $87.8 million for the year ended December 31, 2020. The decrease in portfolio related interest expense in 2021 was primarily attributable to the lower cost of funds, which decreased to 4.71% for the year ended December 31, 2021 from 4.87% for the year ended December 31, 2020. The decrease in cost of funds was partially offset by the increase in average debt balance. The lower cost of funds was mainly attributable to improved securitization spreads.

The following table presents information regarding the decrease in portfolio related interest expense and distinguishes between the dollar amount of change in interest expense attributable to changes in the average outstanding debt balance (volume) versus changes in cost of funds (rate) for the years ended December 31, 2021 and 2020.

	Year Ended December 31, 2021 and 2020
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds
Year Ended December 31, 2021	$1,814,048	$85,386	4.71%
Year Ended December 31, 2020	1,803,188	87,826	4.87%
Volume variance	10,860	529
Rate variance		(2,969)	(0.16)%
Total interest expense variance		$(2,440)
(1) Includes securitizations and warehouse repurchase agreements.

Net Interest Income After Provision for Loan Losses

Net interest income after provision for loan losses increased 22.3% over the prior year driven by higher net interest income and a reversal of prior year provision expense.

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Net interest income - portfolio related	$96,582	$79,496	$17,086	21.5%
Interest expense - corporate debt	20,609	12,049	8,560	71.0%
Net interest income	75,973	67,447	8,526	12.6%
Provision for (reversal of) loan losses	(292)	5,068	(5,360)	(105.8)%
Net interest income after provision for loan losses	$76,265	$62,379	$13,886	22.3%

Interest Expense — Corporate Debt. Corporate debt interest expense increased by $8.6 million from $12.0 million for the year ended December 31, 2020 to $20.6 million for the year ended December 31, 2021 primarily due to the increase in corporate debt balance. The corporate debt balance was $170.8 million as of December 31, 2021 compared to $78.0 million as of December 31, 2020, as a result of 2021 Term Loan agreement we entered into in February 2021.

Provision for (reversal of) Loan Losses. Our provision for loan losses decreased by approximately $5.4 million from the provision of $5.1 million for the year ended December 31, 2020 to a reversal of $0.3 million for the year ended December 31, 2021. The decrease in provision for loan losses is primarily attributable to the improvement in the U.S economy as the U.S economy continues to recover from the negative impacts caused by the COVID-19 pandemic in 2020.

Other Operating Income

The table below presents the various components of other operating income for the year ended December 31, 2021 compared to the year ended December 31, 2020. The $1.9 million net increase is primarily due to the unrealized loss in 2020 related to interest-only securities that matured in 2020. The unrealized loss on interest-only securities is included in other income (expense).

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Gain on disposition of loans	$7,892	$7,576	$316	4.2%
Unrealized gain (loss) on fair value loans	29	442	(413)	(93.4)%
Other income (expense)	267	(1,698)	1,965	(115.7)%
Total other operating income	$8,188	$6,320	$1,868	29.6%

Operating Expenses

Total operating expenses decreased by 2.0%, or $0.9 million to $44.7 million during the year ended December 31, 2021 from $45.6 million during the year ended December 31, 2020. This decrease is primarily attributable to a higher percentage of direct loan origination costs included in the compensation and employee benefits and other operating expenses in 2020 due to the suspension of loan production from mid-March through August.

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Compensation and employee benefits	$19,190	$20,731	$(1,541)	(7.4)%
Rent and occupancy	1,769	1,743	26	1.5%
Loan servicing	8,282	7,802	480	6.2%
Professional fees	3,781	4,238	(457)	(10.8)%
Real estate owned, net	3,150	2,656	494	18.6%
Other operating expenses	8,488	8,400	88	1.0%
Total operating expenses	$44,660	$45,570	$(910)	(2.0)%

Compensation and Employee Benefits. Compensation and employee benefits decreased from $20.7 million during the year ended December 31, 2020 to $19.2 million during year ended December 31, 2021. During April through August of 2020, when loan originations were suspended and staff was working on offering existing borrowers the COVID-19 forbearance program, compensation costs for the employees were expensed when, under normal operating conditions, the same compensation costs would be deferred over new loan production.

Rent and Occupancy. Rent and occupancy expenses remained relatively consistent at approximately $1.8 million during the years ended December 31, 2021 and 2020 due to no change in office space.

Loan Servicing. Loan servicing expenses increased from $7.8 million during the year ended December 31, 2020 to $8.3 million during the year ended December 31, 2021. The $0.5 million increase during the year ended December 31, 2021 is mainly due to the increase in our loan portfolio.

Professional Fees. Professional fees decreased from $4.2 million for the year ended December 31, 2020 to $3.8 million for the year ended December 31, 2021, mainly due to the decrease in legal fees related to the IPO class action lawsuit which was dismissed in January 2021.

Net Expenses of Real Estate Owned. Net expenses of real estate owned increased from $2.7 million during the year ended December 31, 2020 to $3.2 million during the year ended December 31, 2021. The $0.5 million increase is mainly due to a smaller gain on disposition and the increase in taxes and insurance for the properties.

Other Operating Expenses. Other operating expenses slightly increased from $8.4 million for the year ended December 31, 2020 to $8.5 million for the year ended December 31, 2021, mainly due to the increase in appraisal fee expenses.

Income Tax Expense. Income tax expense was $10.6 million for the year ended December 31, 2021, compared to $5.4 million for the year ended December 31, 2020. Our consolidated effective tax rate as a percentage of pre-tax income for 2021 was 26.6%, compared to 23.1% for 2020. The 2021 effective tax rate differed from the federal statutory rate of 21% principally because of state taxes.

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

The following table distinguishes between the change in interest income attributable to change in volume and the change in interest income attributable to change in rate. The effect of changes in volume is determined by multiplying the change in average loan balance (i.e., $261.1 million) by the previous period’s average yield (i.e., 8.84%). Similarly, the effect of rate changes is calculated by multiplying the change in average yield (i.e., 0.65%) by the current period’s average loan balance (i.e., $2.0 billion).

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

Provision for Loan Losses. Our provision for loan losses increased $3.9 million from $1.1 million during the year ended December 31, 2019 to $5.1 million during the year ended December 31, 2020, primarily attributable to the adverse business conditions caused by the COVID-19 pandemic assumed in our loan loss model projections and the $1.2 million increase due to the one-time transfer of our held for sale loan portfolio.

Other Operating Income

The table below presents the various components of other operating income for the year ended December 31, 2020 compared to the year ended December 31, 2019. The $3.7 million increase is primarily due to the increase in gain on disposition of loans.

	Year Ended December 31,
($ in thousands)	2020	2019	$ Change	% Change
Gain on disposition of loans	$7,576	$4,410	$3,166	71.8%
Unrealized gain (loss) on fair value loans	442	(9)	451	(5011.1)%
Other expense	(1,698)	(1,752)	54	(3.1)%
Total other operating income	$6,320	$2,649	$3,671	138.6%

Operating Expenses

Total operating expenses increased $10.4 million, or 29.7%, to $45.6 million during the year ended December 31, 2020 from $35.1 million during the year ended December 31, 2019. This increase is primarily attributable to direct loan origination costs included in the Compensation and employee benefits and Other operating expenses that were expensed in 2020 due to the suspension of loan production from mid-March through August.

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

Compensation and Employee Benefits. Compensation and employee benefits increased from $15.5 million during the year ended December 31, 2019 to $20.7 million during the year ended December 31, 2020. During April through August, when loan originations were suspended and staff was working on offering existing borrowers the COVID-19 forbearance program, compensation costs for the employees were expensed when, under normal operating conditions, the same compensation costs would be deferred over new loan production. In addition, we expensed a one-time severance payment of $0.6 million in September 2020 as a result of the staff reduction caused by the COVID-19 pandemic.

Rent and Occupancy. Rent and occupancy expenses increased from $1.5 million during the year ended December 31, 2019 to $1.7 million during the year ended December 31, 2020 due to the increase in office space.

Loan Servicing. Loan servicing expenses increased from $7.4 million during the year ended December 31, 2019 to $7.8 million during the year ended December 31, 2020. The $0.4 million increase during the year 2020 was primarily related to the increase in our loan portfolio.

Professional Fees. Professional fees increased from $2.1 million for the year ended December 31, 2019 to $4.2 million for the year ended December 31, 2020 mainly due to our growth and increased costs as a public company.

Net Expenses of Real Estate Owned. Net expenses of real estate owned remained fairly constant from $2.6 million during the year ended December 31, 2019 to $2.7 million during the year ended December 31, 2020, and were mainly comprised of valuation adjustment expense.

Other Operating Expenses. Other operating expenses increased from $6.0 million for the year ended December 31, 2019 to $8.4 million for the year ended December 31, 2020 mainly due to increased costs of being a public company, such as insurance, directors’ expense, and SEC filing fees.

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

Quarterly Results of Operations

The following table sets forth certain financial information for each completed fiscal quarter since the quarter ended March 31, 2020. The quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The following tables set for our unaudited quarterly results for the periods indicated:

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands)
	(unaudited)
Interest income	$49,360	$46,923	$44,978	$40,707	$41,556	$41,374	$39,755	$44,637
Interest expense - portfolio related	23,666	20,321	20,566	20,832	21,442	22,347	21,189	22,848
Net interest income - portfolio related	25,694	26,602	24,412	19,875	20,114	19,027	18,566	21,789
Net interest margin - portfolio related	4.27%	4.97%	4.83%	4.10%	4.07%	3.77%	3.54%	4.18%
Interest expense - corporate debt	4,462	4,488	4,309	7,350	1,900	1,913	1,894	6,342
Net interest income	21,232	22,114	20,103	12,525	18,214	17,114	16,672	15,447
Net interest margin - total company	3.53%	4.13%	3.98%	2.59%	3.68%	3.39%	3.18%	2.97%
Provision for (reversal of) loan losses	377	228	(1,000)	105	406	1,573	1,800	1,290
Net interest income after provision for loan losses	20,855	21,886	21,103	12,420	17,808	15,541	14,872	14,157
Other operating income (expense)	2,617	339	2,432	2,801	4,691	1,349	(1,339)	1,620
Operating expenses	12,095	11,298	10,650	10,617	10,746	11,865	10,908	12,050
Income before income taxes	11,377	10,927	12,885	4,604	11,753	5,025	2,625	3,727
Income tax expense	3,024	2,905	3,432	1,208	2,177	1,544	484	1,148
Net income	$8,353	$8,022	$9,453	$3,396	$9,576	$3,481	$2,141	$2,579

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

Cash and Cash Equivalents

As of December 31, 2021, we had liquidity of approximately $47.0 million in cash and cash equivalents comprised of approximately $36.0 million of unrestricted cash and $11.0 million of available liquidity on unfinanced loans. As of December 31, 2021, we had $349.9 million of available capacity under our warehouse and repurchase facilities.

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

During the year ended December 31, 2021, we generated approximately $27.3 million of net cash and cash equivalents from operations, investing and financing activities. During the year ended December 31, 2020, we used approximately $7.3 million of net cash and cash equivalents from operations, investing and financing activities.

Warehouse Facilities

As of December 31, 2021, we had four non-mark-to-market warehouse facilities and one modified mark-to-market warehouse facility to support our loan origination and acquisition facilities. One agreement is a two-year warehouse repurchase facility, two agreements are one-year warehouse repurchase facilities and two agreements are three-year warehouse facilities. The borrowings are collateralized by primarily performing loans, bearing interest at one-month LIBOR with a 0.75% floor plus a margin that ranges from 2.75% to 4.50%. Borrowing under these facilities was $300.1 million with $349.9 million of available capacity under our warehouse and repurchase facilities as of December 31, 2021.

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

All borrower payments on loans financed under the warehouse facilities are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities, which then allows us to draw additional funds on a revolving basis under the facilities. The revolving warehouse facilities also contain customary covenants, including but not limited to financial covenants that require us to maintain a minimum net worth, a maximum debt-to-net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization to interest expense. If we fail to meet any of the covenants or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of December 31, 2021, we were in compliance with these covenants.

Securitizations

From May 2011 through December 2021, we have completed 19 securitizations of $4.4 billion of investor real estate loans, issuing $4.0 billion in principal amount of securities to third parties through fifteen respective transactions. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as a secured borrowings under U.S. GAAP. Tables summarizing the investor real estate loans securitized, securities issued, securities retained by the Company at the time of the securitization, and as of December 31, 2021 and 2020, the stated maturity for each securitization, the outstanding bond balances, and the weighted average rate on the securities for the Trusts as of December 31, 2021 and 2020, are included in Item 15. Exhibits, Financial Statement Schedules. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 5%—30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

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

Cash Flows

The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities as of the periods indicated:

	Year Ended December 31,
($ in thousands)	2021	2020	2019
Cash provided by (used in):
Operating activities	$57,622	$54,892	$(105,336)
Investing activities	(656,483)	87,739	(305,934)
Financing activities	626,172	(149,890)	422,145
Net change in cash, cash equivalents, and restricted cash	$27,311	$(7,259)	$10,875

Operating Activities

Cash flows from operating activities primarily includes net income adjusted for (1) non-cash items including depreciation, provision for loan loss, discount accretion, and valuation changes, (2) changes in the balances of operating assets and liabilities, (3) gain on disposition of loans.

For the year ended December 31, 2021, our net cash provided by operating activities of $57.6 million consisted mainly of $29.2 million in net income, and $20.2 million add-back of noncash debt issuance discounts and costs amortization.

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

Investing Activities

For the year ended December 31, 2021, our net cash used in investing activities of $656.5 million consisted mainly of $1.3 billion in cash used to originate held for investment loans, offset by $568.8 million in cash received in payments on held for investment loans and by $135.8 million of proceeds from sales of loans originally classified as held for investment.

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

Financing Activities

For the year ended December 31, 2021, our net cash provided by financing activities of $626.2 million consisted mainly of $1.2 billion in borrowings from our warehouse and repurchase facilities and $977.7 million in securitizations issued, respectively. The cash generated was offset by payments we made of $989.4 million and $643.5 million on our warehouse and repurchase facilities and securitizations issued, respectively.

For the year ended December 31, 2020, our net cash used in financing activities of $149.9 million consisted mainly of $420.2 million and $536.7 million in cash from borrowings from our warehouse repurchase facilities and securitizations issued, respectively. This cash generated was offset by payments we made of $766.7 million and $398.3 million on our warehouse and repurchase facilities and securitizations issued, respectively. We received cash proceeds from the sale of our common stock in the IPO of $100.8 million, a portion of which we used to repay $75.0 million of principal on our corporate debt. We also received cash of $41.0 million in net proceeds from the issuance of preferred stock. We used cash of $8.9 million for debt issuance costs.

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

April 2020 Preferred Stocks and Warrants

On April 5, 2020, we sold 45,000 shares of Series A Convertible Preferred Stock and Warrants to purchase 3,013,125 shares of our common stock in a private placement to two of our largest stockholders. These offerings resulted in aggregate gross proceeds of $45.0 million, before expenses payable by us of approximately $1.0 million. The proceeds were used for general corporate purposes and to strengthen our liquidity position during the 2020 economic crisis.

The Warrants are exercisable at any time and from time to time, in whole or in part, by the holders until April 5, 2025 at an exercise price of $2.96 per share of common stock with respect to 2,008,750 of the Warrants, and at an exercise price of $4.94 per share of common stock with respect to 1,004,374 of the Warrants.

On October 8, 2021, we exercised our option to convert all of the 45,000 outstanding shares of Series A Convertible Preferred Stock into 11,688,310 shares of our common stock.

Contractual Obligations and Commitments

As of December 31, 2020 and 2019, including paid-in-kind interest, the aggregate outstanding principal amount of the 2014 Senior Secured Notes was zero and $127.6 million, respectively. In January 2020, we paid down $75.0 million of the 2019 Term Loan with a portion of our IPO proceeds. As of December 31, 2020, the outstanding principal amount of the 2019 Term Loan was $78.0 million. On February 5, 2021, we entered into a five-year $175.0 million syndicated corporate debt agreement (“2021 Term Loan”). The 2021 Term Loan under this agreement bears interest at a rate equal to one-month LIBOR plus 8.00% with a 1.00% LIBOR floor, and matures on February 4, 2026. A portion of the net proceeds from the 2021 Term Loan was used to redeem all the outstanding 2019 Term Loan. The remaining portion of the net proceeds from the 2021 Term Loan was used for loan originations and general corporate purposes.

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

As of December 31, 2021, we maintained warehouse facilities to finance our investor real estate loans and had approximately $300.1 million in outstanding borrowings with $349.9 million of available capacity under our warehouse and repurchase facilities.

The following table illustrates our contractual obligations existing as of December 31, 2021:

	January 1, 2022 -	January 1, 2023 -
($ in thousands)	December 31, 2022	December 31, 2024	Thereafter	Total
Warehouse and repurchase facilities	$302,799	$—	$—	$302,799	(1)
Notes payable (corporate debt)	8,750	17,500	144,594	170,844
Leases payments under noncancelable operating leases	1,615	2,613	161	4,389
Total	$313,164	$20,113	$144,755	$478,032

(1)
Amount represents gross warehouse borrowing. Balance of $301.1 million in the consolidated balance sheets as of December 31, 2021 is net of $1.7 million debt issuance costs.

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

New Accounting Standards

ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” ASU 2019-12 provides guidance to simplify the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 became effective for the Company on January 1, 2021. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

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

ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2021-01 did not have a significant impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Intentionally omitted pursuant to smaller reporting company reduced disclosure requirements.

Item 8. Financial Statements and Supplemental Data.

Our consolidated financial statements and the notes related to the financial statements, together with the independent registered public accounting firms' reports thereon, are included in Item 15. Exhibits, Financial Statements and Schedules and are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Refer to the Current Report on Form 8-K dated May 26, 2021, for discussion of the Company's change in certifying accountant.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2021.

As permitted by the SEC, management excluded from this assessment of internal control over financial reporting the internal control over financial reporting of Century Health & Housing Capital ("Century"). We acquired an 80% ownership interest in Century during December 2021. Century represents less than 1% of our consolidated assets at December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by RSM US LLP, our independent registered public accounting firm, as stated in their attestation report, which appears herein in Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to this item will be contained in our Proxy Statement for our 2022 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 11. Executive Compensation.

Information with respect to this item will be contained in our Proxy Statement for our 2022 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item will be contained in our Proxy Statement for our 2022 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item will be contained in our Proxy Statement for our 2022 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information with respect to this item will be contained in our Proxy Statement for our 2022 Annual Meeting of Shareholders, which is incorporated herein by reference.

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

(3)
List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Conversion	8-K	001-39183	3.1	1/22/2020

3.2	Certificate of Incorporation of Velocity Financial, Inc.	8-K	001-39183	3.2	1/22/2020

3.3	Bylaws of Velocity Financial, Inc.	8-K	001-39183	3.3	1/22/2020

3.4	Certificate of Designation of Series A Convertible Preferred Stock of Velocity Financial, Inc.	8-K	001-39183	3.1	4/07/2020

4.1	Form of Stock Certificate for Common Stock	S-1	333-234250	4.1	10/18/2019

4.2	Form of Warrant to Purchase Common Stock	8-K	001-39183	4.1	4/07/2020

4.3	Description of the Registrant’s Securities	10-K	001-39183	4.3	4/07/2020

10.1	Stockholders Agreement dated as of January 16, 2020	10-K	001-39183	10.1	4/07/2020

10.2	Registration Rights Agreement dated as of January 16, 2020	10-K	001-39183	10.2	4/07/2020

10.3	Registration Rights Agreement dated as of April 7, 2020	8-K	333-234250	10.1	4/07/2020

10.4	Securities Purchase Agreement among Velocity Financial, Inc. and the Purchasers Party thereto dated April 5, 2020	8-K	001-39183	10.1	4/06/2020

10.5	Credit Agreement Dated as of February 5, 2021, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and Jefferies Finance LLC, as Administrative Agent and Collateral Agent	8-K	001-39183	10	2/09/2021

10.6	Velocity Financial, Inc. 2020 Omnibus Incentive Plan*	8-K	001-39183	10.1	1/22/2020

10.7	Form of Nonqualified Stock Option Award Notice and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.6	1/6/2020

10.8	Form of Nonqualified Stock Option Award Notice and Agreement (Director Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.7	1/6/2020

10.9	Form of Nonqualified Stock Option Award Notice and Agreement (Executive Officer Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.8	1/6/2020

10.10	Form of Restricted Stock Unit Grant and Agreement (Director Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.9	1/6/2020

10.11	Form of Restricted Stock Unit Grant and Agreement (Standard Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.10	1/6/2020

10.12	Form of Restricted Stock Grant and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.11	1/6/2020

10.13	Velocity Financial 2021 Annual Incentive Program for Messrs. Farrar, Szczepaniak and Taylor*	8-K	001-39183		8/30/2021

10.14	Form of Equity Distribution Agreement, dated September 3, 2021	8-K	001-39183	1.1	9/7/2021

10.15	Form of Officer and Director Indemnity Agreement	S-1/A	333-234250	10.37	11/6/2019

21.1	List of Subsidiaries of the Registrant

23.1	Consent of RSM US LLP

23.2	Consent of KPMG LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

None.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

Index to Consolidated Financial Statements

December 31, 2021

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Velocity Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Velocity Financial, Inc. and its subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of income, changes in stockholders'/members’ equity and cash flows for the year ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Notes 2 and 6 to the financial statements, the Company’s allowance for loan losses for loans held for investment totaled $4.3 million as of December 31, 2021. The allowance for loan losses on loans held for investment is calculated under the expected credit loss model and is an estimate of life-of-loan losses for the Company’s loans held for investment.

The allowance for loan losses for loans held for investment consists of an asset-specific component for estimating loan losses for individual loans that do not share risk characteristics with other loans and a collective pooled component for estimating loan losses for pools of loans that share similar risk characteristics. The allowance for the collective pooled component is derived from an estimate of expected loan losses primarily using an expected loss methodology that incorporates certain risk characteristics that are derived from internally developed and third-party models using the open pool method.

To determine the loss rates for the open pool method, the Company starts with its historical database of losses, segmenting the loans by loan purpose, product type and repayment period to estimate annual average loss rates. The model then adjusts the annual average loss rates based upon macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates.

Management considers multiple scenarios from different macroeconomic forecasts and selected one forecast scenario with a reasonable and supportable forecast period of five quarters as of December 31, 2021.

The estimation of the allowance for loan losses for pools of loans that share similar risk characteristics involves many inputs and assumptions. These inputs and assumptions include, among others, the selection, evaluation and measurement of the reasonable and supportable forecast scenarios discussed above which requires management to apply judgment and that is subject to change as conditions in the market and the Company change and the Company’s ability to forecast economic events evolves.

We identified the determination and evaluation of the forecasted economic component of the allowance for loan losses for loans held for investment, as a critical audit matter because auditing the underlying assumptions and forecasts used in the allowance for loan losses on loans held for investment involved a degree of complexity and auditor judgment.

Our audit procedures related to management’s evaluation and establishment of the forecasted economic scenarios in the allowance for loan losses for loans held for investment included the following, among others:

•
We obtained an understanding of the relevant controls related to the evaluation and establishment of the forecasted economic scenarios component of the allowance for loan losses for loans held for investment and tested such controls for design and operating effectiveness, including controls related to the assessment and review of the forecasted economic scenarios and management’s review and approval of the allowance for loan losses on loans held for investment calculation.
•
We tested management’s process and significant judgments in the evaluation and establishment of the forecasted economic scenarios component of the allowance for loan losses for loans held for investment, which included:
o
Evaluating management’s considerations and data utilized as a basis for the selection of forecasted economic scenarios and testing the completeness and accuracy of the underlying data that was available to management.
o
Evaluating the reasonableness of management’s judgments related to the selection of forecasted scenarios.
o
Agreeing management’s calculated adjustments for forecasted economic scenarios to the allowance for loan losses calculation.

/s/ RSM US LLP

We have served as the Company's auditor since 2021.

Los Angeles, California

March 14, 2022

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Velocity Financial, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Velocity Financial, Inc.’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Velocity Financial, Inc. and its subsidiaries as of December 31, 2021, the related consolidated statements of income, changes in stockholders’/members’ equity and cash flows for the year ended December 31, 2021, and the related notes to the consolidated financial statements of the Company and our report dated March 14, 2022, expressed an unqualified opinion.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Century Health & Housing Capital from its assessment of internal control over financial reporting as of December 31, 2021, because an 80% interest was acquired by the Company in an acquisition accounted for as a business combination on December 28, 2021. We have also excluded Century Health & Housing Capital from our audit of internal control over financial reporting. Century Health & Housing Capital is a majority owned subsidiary whose total assets represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Los Angeles, California

March 14, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Velocity Financial, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Velocity Financial, Inc. and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of income, changes in stockholders’ / members’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2011 to 2021.

Los Angeles, California
March 16, 2021

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

(In thousands)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$35,965	$13,273
Restricted cash	11,639	7,020
Loans held for sale, net	87,908	13,106
Loans held for investment, net	2,527,564	1,948,089
Loans held for investment, at fair value	1,359	1,539
Total loans, net	2,616,831	1,962,734
Accrued interest receivables	13,159	11,373
Receivables due from servicers	74,330	71,044
Other receivables	1,812	4,085
Real estate owned, net	17,557	15,767
Property and equipment, net	3,830	4,145
Deferred tax asset	16,604	6,654
Mortgage servicing rights, at fair value	7,152	—
Goodwill	6,775	—
Other assets	6,824	6,779
Total assets	$2,812,478	$2,102,874
LIABILITIES
Accounts payable and accrued expenses	$92,195	$63,361
Secured financing, net	162,845	74,982
Securitizations, net	1,911,879	1,579,019
Warehouse and repurchase facilities, net	301,069	75,923
Total liabilities	2,467,988	1,793,285
Commitments and contingencies
MEZZANINE EQUITY
Series A Convertible preferred stock (45,000 shares designated, $0.01 par value; none issued and outstanding at December 31, 2021 and 45,000 shares issued and outstanding at December 31, 2020)	—	90,000
EQUITY
Preferred stock ($0.01 par value, 25,000,000 shares authorized; 45,000 issued, none outstanding at December 31, 2021 and 45,000 outstanding at December 31, 2020 as reflected in Mezzanine Equity)	—	—
Common stock ($0.01 par value, 100,000,000 shares authorized; 32,293,042 and 20,087,494 shares issued and outstanding at December 31, 2021 and 2020, respectively)	323	201
Additional paid-in capital	296,364	204,190
Retained earnings	44,422	15,198
Total Velocity Financial Inc. stockholders' equity	341,109	219,589
Noncontrolling interest in subsidiary	3,381	—
Total equity	344,490	219,589
Total liabilities, mezzanine equity and equity	$2,812,478	$2,102,874

The following table represents the assets and liabilities of our consolidated variable interest entities as follows:

	December 31,
	2021	2020
Restricted cash	$4,713	$6,743
Loans held for investment, net	2,202,010	1,874,991
Accrued interest and other receivables	83,493	82,342
Real estate owned, net	9,861	9,698
Other assets	9	12
Total assets	$2,300,086	$1,973,786
Accounts payable and accrued expenses	$45,705	$43,795
Securities issued	1,911,879	1,579,019
Total liabilities	$1,957,584	$1,622,814

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2021, 2020 and 2019

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2021	2020	2019
Interest income	$181,968	$167,322	$157,531
Interest expense — portfolio related	85,386	87,826	83,903
Net interest income — portfolio related	96,582	79,496	73,628
Interest expense — corporate debt	20,609	12,049	14,618
Net interest income	75,973	67,447	59,010
Provision for (reversal of) loan losses	(292)	5,068	1,139
Net interest income after provision for loan losses	76,265	62,379	57,871
Other operating income
Gain on disposition of loans	7,892	7,576	4,410
Unrealized gain (loss) on fair value loans	29	442	(9)
Other income (expense)	267	(1,698)	(1,752)
Total other operating income	8,188	6,320	2,649
Operating expenses
Compensation and employee benefits	19,190	20,731	15,511
Rent and occupancy	1,769	1,743	1,531
Loan servicing	8,282	7,802	7,396
Professional fees	3,781	4,238	2,056
Real estate owned, net	3,150	2,656	2,647
Other operating expenses	8,488	8,400	5,981
Total operating expenses	44,660	45,570	35,122
Income including noncontrolling interests	39,793	23,129	25,398
Less income attributable to noncontrolling interests	—	—	—
Income attributable to Velocity Financial, Inc.	$39,793	$23,129	$25,398
Income tax expense	$10,569	$5,352	$8,106
Net income attributable to Velocity Financial, Inc.	$29,224	$17,777	$17,292
Less undistributed earnings attributable to participating securities	$8,589	$—	NA
Less deemed dividends on preferred stock	$—	$48,955	NA
Net earnings (loss) allocated to common shareholders	$20,635	$(31,178)	NA
Earnings (loss) per common share
Basic	$0.90	$(1.55)	NA
Diluted	$0.86	$(1.55)	NA
Weighted average common shares outstanding
Basic	22,813	20,087	NA
Diluted	33,982	20,087	NA

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS’ EQUITY

For the years ended December 31, 2021, 2020 and 2019

($ In thousands)

		Common Stock
	Members’ Equity	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
Balance – December 31, 2018	$136,800	—	—	—	—	136,800	—	136,800
Liquidation preference return, Class C	(1,248)	—	—	—	—	(1,248)	—	(1,248)
Net income	17,292	—	—	—	—	17,292	—	17,292
Balance – December 31, 2019	$152,844	—	—	—	—	152,844	—	152,844
Cumulative effect of change in accounting principle (1)	—	—	—	—	(96)	(96)	—	(96)
Class A equity units conversion	(92,650)	—	—	—	—	(92,650)	—	(92,650)
Class D equity units conversion	(60,194)	—	—	—	—	(60,194)	—	(60,194)
Issuance of common stock	—	20,087,494	201	247,539	—	247,740	—	247,740
Deemed dividends-convertible preferred stock	—	—	—	(46,472)	(2,483)	(48,955)	—	(48,955)
Issuance of warrants	—	—	—	2,158	—	2,158	—	2,158
Stock-based compensation	—	—	—	965	—	965	—	965
Net income	—	—	—	—	17,777	17,777	—	17,777
Balance – December 31, 2020	$—	20,087,494	$201	204,190	15,198	219,589	—	219,589
Issuance of common stock	—	11,699,037	122	90,022	—	90,144	—	90,144
Restricted stock awarded and earned stock compensation	—	506,511	—	1,132	—	1,132	—	1,132
Stock-based compensation - Options	—	—	—	1,020	—	1,020	—	1,020
Net income	—	—	—	—	29,224	29,224	—	29,224
Recognition of non-controlling interest	—	—	—	—	—	—	3,381	3,381
Balance – December 31, 2021	$—	32,293,042	$323	$296,364	$44,422	$341,109	$3,381	$344,490
(1)
Impact due to adoption of ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", and related amendments on January 1, 2020.

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2021, 2020 and 2019

(In thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$29,224	$17,777	$17,292
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,119	1,219	1,414
Amortization of right-of-use assets	1,292	1,227	1,054
Provision for (reversal of) loan losses	(292)	5,068	1,139
Provision for held for sale loan losses	2	63	8
Origination of loans held for sale	—	(96,064)	(336,876)
Proceeds from sales of loans held for sale	—	80,858	192,523
Purchase of held for sale loans	(1,500)	(1,232)	(12,919)
Repayments on loans held for sale	2,673	19,415	25,137
Net accretion of discount on purchased loans and deferred loan origination costs	6,519	4,587	4,904
Provision for (reversal of) uncollectible borrower advances	(80)	871	112
Gain on disposition of loans	(6,776)	(6,911)	(4,119)
Real estate acquired through foreclosure in excess of recorded investment	(1,117)	(665)	(291)
Amortization of debt issuance discount and costs	20,224	16,156	10,442
Loss on disposal of property and equipment	18	42	322
Change in valuation of real estate owned	1,759	1,734	1,631
Change in valuation of fair value loans	(29)	(442)	9
Change in valuation of held for sale loans	(17)	(328)	224
Gain on sale of real estate owned	(409)	(644)	(207)
Stock-based compensation	2,159	965	—
Deferred tax expense (benefit)	(9,950)	1,667	(7,763)
Increase (decrease) in operating assets and liabilities:
Accrued interest and other receivables	(3,287)	(5,603)	(14,452)
Other assets	(362)	4,074	(3,234)
Accounts payable and accrued expenses	16,452	11,058	18,314
Net cash provided by (used in) operating activities	57,622	54,892	(105,336)
Cash flows from investing activities:
Purchase of loans held for investment	(20,586)	(3,571)	(9,276)
Origination of loans held for investment	(1,344,027)	(343,607)	(682,878)
Proceeds from sales of loans originally classified as held for investment	135,787	99,601	—
Payoffs of loans held for investment and loans at fair value	568,837	341,971	379,286
Proceeds from sale of real estate owned	9,637	7,469	4,497
Proceeds from insurance related to real estate owned	—	—	961
Capitalized real estate owned improvements	(194)	(846)	(1,122)
Change in advances	(5,429)	(8,709)	(1,549)
Change in impounds and deposits	9,202	(3,843)	5,029
Purchase of property and equipment	(135)	(726)	(882)
Proceeds from sale of investments	1,180	—	—
Acquisition of Century, net of cash acquired	(10,755)	—	—
Net cash used in (provided by) investing activities	(656,483)	87,739	(305,934)
Cash flows from financing activities:
Warehouse repurchase facilities advances	1,215,971	420,196	961,658
Warehouse repurchase facilities repayments	(989,374)	(766,679)	(755,997)
Proceeds from secured financing	175,000	—	153,000
Repayment of secured financing	(82,156)	(75,000)	(127,594)
Proceeds of securitizations, net	977,678	536,687	608,121
Repayment of securitizations	(643,500)	(398,324)	(371,447)
Debt issuance costs	(27,024)	(8,869)	(17,882)
Repurchase of Class C preferred units	—	—	(27,714)
Net proceeds from issuance of preferred stock	—	41,044	—
Proceeds from issuance of warrants	—	2,158	—
Issuance of common stock	137	100,800	—
Preferred stock issuance costs	(560)	—	—
IPO deal costs	—	(1,903)	—
Net cash provided by (used in) financing activities	626,172	(149,890)	422,145
Net increase (decrease) in cash, cash equivalents, and restricted cash	27,311	(7,259)	10,875
Cash, cash equivalents, and restricted cash at beginning of year	20,293	27,552	16,677
Cash, cash equivalents, and restricted cash at end of year	$47,604	$20,293	$27,552

	For the Year Ended December 31,
	2021	2020	2019
Supplemental cash flow information:
Cash paid during the year for interest	$85,019	$85,407	$86,448
Cash paid during the year for income taxes	9,645	965	15,416
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to loans held for sale	(205,671)	(110,678)	—
Transfer of loans held for investment to real estate owned	11,466	9,747	11,369
Capitalized interest on loans held for investment	2,046	7,814	—
Transfer of loans held for sale to held for investment	11,137	213,609	—
Return paid-in-kind on Class C preferred units	—	—	1,248
Return paid-in-kind on Class D preferred units	—	—	14,035
Deferred IPO costs charged against additional paid-in capital	—	(4,000)	—
Deferred Stock Issuance Amortization Offset Against Additional Paid-In Capital	1	—	—
Discount (premium) on issuance of securitizations	2,051	—	37
Preferred stock conversion to common stock	90,000	—	—
Business combination:
Investment securities	1,181	—	—
Fair value of tangible asset acquired	688	—	—
Mortgage servicing rights	7,512	—	—
Other receivables	154	—	—
Goodwill	6,775	—	—
Liabilities assumed	1,814	—	—

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2015-1 Trust through and including the 2021-4 Trust, all of which are New York common law trusts, with the exception of VCC 2020-MC1 Trust which is a Delaware statutory trust. The Trusts are bankruptcy remote, variable interest entities (VIE) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”), paying a cash purchase price of $12.8 million. Century is a licensed “Ginnie Mae” issuer/servicer that provides government-insured Federal Housing Administration (FHA) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century is a consolidated subsidiary of the Company as of completion of the acquisition.

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

The consolidated financial statements as of December 31, 2021 and 2020 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs.

Business Combination

The Company accounts for its business combinations using the acquisition method of accounting. Assets acquired and the liabilities assumed as part of a business combination are recognized separately from goodwill at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. The Company, with the assistance of outside specialists as necessary, use estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. The Company may refine these estimates during the measurement period which may be up to one year from the acquisition date. As a result, during the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of Income.

Restricted Cash

Restricted cash consisted of the required specified reserves by the 2020-2 and 2020-MC1 Trust agreements to pay the notes on each payment date if collections on mortgage loans are insufficient to make payments on the notes, and cash held by the Company for potential future advances due certain borrowers.

Loans Held for Investment and Loans Held for Sale

Except for loans originated in accordance with the guidelines of Ginnie Mae's program, which loans are originated with the intent to sell, originated loans and purchased loans are classified as held-for-investment when management has the intent and ability to hold such loans for the foreseeable future or until maturity. Loans held for investment are carried at their outstanding principal balance, adjusted for net deferred loan origination costs and fees and allowance for loan losses.

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

Loans are classified as held for sale when management has the intent to sell them. They are carried at lower of cost or estimated fair value. The Century loans are considered as held for sale until they meet the sale criteria describe below which is generally when they are delivered to GNMA in exchange for GNMA securities.

On occasion, as part of the Company’s management strategy of the loans held in its portfolio, the Company will transfer loans from held for investment to held for sale. Upon transfer, any associated allowance for loan loss is charged off and the carrying value of the loan is adjusted to the lower of cost or estimated fair value. The net deferred fees and costs associated with loans held for sale are deferred (not accreted or amortized to interest income) until the related loans are sold.

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

Mortgage Servicing Rights

Upon the acquisition of Century, the Company retains the servicing rights of the Ginnie Mae insured loans that are sold in the secondary market. Servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sale of loans.

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur and are included as a component of non-interest income or expense on the Consolidated Statements of Income. The fair value of servicing rights is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Loans serviced for others are not included in the Consolidated Balance Sheet.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

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

Effective January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments replacing the incurred loss accounting approach with the current expected credit loss approach for all financial assets measured at amortized cost, which as of the adoption date consisted entirely of our held for investment loan portfolio. Under the current expected credit loss ("CECL") methodology, the allowance for credit losses is measured using two components. A component that measures expected credit losses on a collective (pool) basis when similar risk characteristics exist and a component that measures expected credit losses on an individual loan basis. For the collective pool component, the Company identified the following portfolio segments based on risk characteristics of the loans in its loan portfolio (pool):

•
Residential 1– 4 Unit – Purchase (loans to purchase 1– 4 unit residential rental properties);
•
Residential 1– 4 Unit – Refinance (refinance loans on 1– 4 unit residential rental properties);
•
Commercial – Purchase (loans to purchase traditional commercial properties);
•
Commercial – Refinance (refinance loans on traditional commercial properties);
•
Short Term 1– 4 Unit – Purchase (short-term loans to purchase 1– 4 unit residential rental properties); and
•
Short Term 1– 4 Unit – Refinance (short-term refinance loans on 1– 4 unit residential rental properties).

The Company determines the collectability of its loans in the collective pools by evaluating certain risk characteristics. The segmentation of its loan portfolio was determined based on analyses of its loan portfolio performance over the past seven years. Based on analyses of the loan portfolio’s historical performance, the Company concluded that loan purpose and product types are the most significant risk factors in determining its expectation of future loan losses. Loan purpose considers whether a borrower is acquiring the property or refinancing an existing property. The historical experience shows that refinance loans have higher loss rates than loans for property acquisitions. Product type includes residential 1-4 unit property and traditional commercial property. The historical experience shows that traditional commercial property loans have higher loss rates than residential 1-4 unit property. Short Term loans have a maturity of one to 2 years from origination. Non-Short Term loans have a maturity of up to 30 years from origination.

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

The Company uses an open pool loss rate methodology to model expected credit losses. To determine the loss rates for the open pool method, the Company starts with its historical database of losses, segmenting the loans by loan purpose, product type and repayment period. A third-party model applying the open pool method is used to estimate an annual average loss rates by dividing the respective pool's quarterly historical losses by the pool's respective prior quarter’s ending unamortized loan cost balance and deriving an annual average loss rate from the historical quarterly loss rates. The model then adjusts the annual average loss rates based upon macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates are applied to the forecasted pool balance within each segment. The forecasted balances in the loan pool segments are calculated based on a principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments. Estimated prepayments, or Constant Prepayment Rates ("CPRs") are developed from multiple loan characteristic considerations, such as property types, FICO scores, loan purpose, and prepayment penalty terms, which is the most significant driver of prepayment activity. The prepayment penalty terms differ between the short-term and long-term loans, and the Company has developed a CPR curve for its short-term loans (2-year or less) and one for its long-term loans (30-year). Data from 2012-2021 is used to develop prepayment rates for the Company’s long-term loans. Because of the prepayment penalty structure in the Company’s long-term loans, prepayments during the active penalty term are historically low and begin to ramp up after the prepayment penalty term. The active prepayment penalty term is considered for existing and new loans over the reasonable and supportable forecast period in determining estimated prepayments. The Company back-tests the CPR curves on a quarterly basis and adjusts the CPR curves as appropriate. The reasonable and supportable period is meant to represent the period in which the Company believes the forecasted macroeconomic variables can be reasonably estimated. Significant variables or assumptions incorporated in the macroeconomic forecasts include U.S. unemployment, treasury yields, U.S. real gross domestic product (GDP), and U.S. real estate housing prices. The Company considers multiple scenarios from different macroeconomic forecasts and uses different forecast and revision periods for estimating lifetime expected credit losses.

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

For the December 31, 2021 CECL estimate, the Company considered a COVID-19 severe stress scenario with a five-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period. The various scenarios, as well as the forecast period and reversion to historical loss is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

The Company has determined that once a loan becomes nonperforming (90 or more days past due), it no longer shares the same risk characteristics of the other loans within its segment of homogeneous loans (pool). The Company pulls these loans out of the segments and evaluates the loans individually using the practical expedient to determine the credit exposure. Nonperforming loans are considered collateral dependent by the Company. Using the practical expedient, the fair value of the underlying collateral, less estimated selling costs, is compared to the carrying value of the loan in the determination of a credit loss. The allowance for loan losses for individually assessed or evaluated loans is the difference between the fair value of the collateral underlying the loans at the reporting date, adjusted for estimated selling costs, and the amortized cost basis.

The allowance for loan losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when the Company believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The allowance for loan losses is maintained at a level deemed adequate by management to provide for expected losses in the portfolio at the balance sheet date. While management uses available information to estimate its required allowance for loan losses, future additions to the allowance for credit losses may be necessary based on changes in estimates resulting from economic and other conditions.

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

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date less any noncontrolling interest. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized but tested for impairment at least annually in the fourth quarter, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.

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

Stock-Based Compensation

Compensation expense for stock-based awards is based on the fair value of the award at the date of grant. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model. The fair value of restricted stock, restricted stock units and performance stock units are determined based on the Company’s current market price on the date of grant. Compensation expense is recognized in the consolidated financial statements on a straight-line basis over the requisite service period, which is generally defined as the vesting period. The Company recognizes forfeitures as they occur and the income tax effects of awards are recognized in the consolidated statements of income when awards vest or are settled.

Earnings per Share

Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of shares adjusted for the dilutive effect of stock-based awards.

Note 3 — Current Accounting Developments

Recently Issued Accounting Standards

ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” ASU 2019-12 provides guidance to simplify the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 became effective for the Company on January 1, 2021. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

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

ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2021-01 did not have a significant impact on the Company’s consolidated financial statements.

ASU 2021-06, "Presentation of Financial Statements (Topic 205), Financial Services - Depository and Lending (Topic 942), and Financial Services - Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants". This ASU amends SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU was effective upon issuance and did not have a significant impact on the Company’s consolidated financial statements.

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

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for certain Trusts and potential future advances due certain borrowers. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of December 31, 2021, 2020, and 2019 (in thousands):

	December 31,
	2021	2020	2019
Cash and cash equivalents	$35,965	$13,273	$21,465
Restricted cash	11,639	7,020	6,087
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$47,604	$20,293	$27,552

Note 5 — Loans Held for Sale, Net

The following table summarizes loans held for sale as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Unpaid principal balance	$87,422	$12,929
Valuation adjustments	—	(17)
Deferred loan origination costs	486	194
Ending balance	$87,908	$13,106

In July 2020, the loans held for sale portfolio with unpaid principal balance of $214.4 million was transferred to the held for investment loan portfolio when the Company changed its intent to hold these loans for investment as collateral for the 2020-MC1 Trust. The related valuation allowance of $1.3 million on these loans was reversed through earnings and included in “Other income” in the consolidated statements of income. Loans held for sale of $87.9 million as of December 31, 2021 were originated with the intent and ability to hold for the foreseeable future (loans held for investment) but were subsequently designated as being held for sale. Loans held for sale are recorded at the lower of cost or fair value.

Note 6 — Loans Held for Investment and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Loans held for	Loans held for	Total loans
	investment,	investment, at	held for
	net	fair value	investment
Unpaid principal balance	$2,498,466	$1,332	$2,499,798
Valuation adjustments on FVO loans	—	27	27
Deferred loan origination costs	33,360	—	33,360
	2,531,826	1,359	2,533,185
Allowance for loan losses	(4,262)	—	(4,262)
Total loans held for investment, net	$2,527,564	$1,359	$2,528,923

	December 31, 2020
	Loans held for	Loans held for	Total loans
	investment,	investment, at	held for
	net	fair value	investment
Unpaid principal balance	$1,930,334	$1,541	$1,931,875
Valuation adjustments on FVO loans	—	(2)	(2)
Deferred loan origination costs	23,600	—	23,600
	1,953,934	1,539	1,955,473
Allowance for loan losses	(5,845)	—	(5,845)
Total loans held for investment, net	$1,948,089	$1,539	$1,949,628

During the year ended December 31, 2021, $394.7 million in UPB of loans held for investment have participated in the COVID-19 forbearance program and the Company granted a 90-days forbearance period on these loans. The following table summarizes the UPB and amortized cost basis of the loans in the Company's COVID-19 forbearance program as of December 31, 2021 ($ in thousands):

	December 31, 2021
	UPB	%	Amortized Cost	%
Beginning balance	$392,073		$396,918
Additions	2,616		2,615
Foreclosures	(402)		(408)
Repayments	(101,858)		(103,135)
Ending balance	$292,429		$295,990

Performing/Accruing	$233,307	79.8%	$236,076	79.8%

Nonperforming/Nonaccrual	$59,122	20.2%	$59,914	20.2%

	December 31, 2020
	UPB	%	Amortized Cost	%
Beginning balance	$—		$—
Additions	438,152		443,479
Foreclosures	—		—
Repayments	(46,079)		(46,561)
Ending balance	392,073		396,918

Performing/Accruing	$327,708	83.6%	$330,495	83.3%

Nonperforming/Nonaccrual	$64,365	16.4%	$66,423	16.7%

Since April 1, 2020, the inception of the COVID-19 forbearance program, the Company has modified $408.2 million in UPB of loans, which includes capitalized interest of $10.1 million. As of December 31, 2021, $138.0 million in UPB of modified loans has been paid down, which includes $2.4 million of capitalized interest received.

Approximately 79.8% and 83.6% of the COVID forbearance loans in UPB were performing, and 20.2% and 16.4% were on nonaccrual status as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the gross unpaid principal balance of loans held for investment pledged as collateral for the Company’s warehouse facility agreements, and securitizations issued were as follows (in thousands):

	December 31,
	2021	2020
The 2013 repurchase agreement	$202,511	$91,074
The 2015 repurchase agreement	114,072	—
The Bank credit agreement	30,959	—
The 2021 repurchase agreement	53,217	—
Total pledged loans	$400,759	$91,074

2014-1 Trust	—	22,228
2015-1 Trust	31,931	48,179
2016-1 Trust	52,623	71,271
2016-2 Trust	—	47,282
2017-1 Trust	—	81,376
2017-2 Trust	94,809	137,970
2018-1 Trust	71,051	112,042
2018-2 Trust	154,974	224,195
2019-1 Trust	144,727	203,144
2019-2 Trust	132,358	175,560
2019-3 Trust	103,266	135,527
2020-1 Trust	189,547	241,664
2020-2 Trust	98,403	123,646
2020-MC1 Trust	134,957	228,470
2021-1 Trust	249,396	—
2021-2 Trust	198,039	—
2021-3 Trust	202,138	—
2021-4 Trust	314,547	—
Total	$2,172,766	$1,852,554

(a)
Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment that were nonperforming and on nonaccrual status as of December 31, 2021 and 2020. The tables also present the amortized cost basis of accruing loans that were 90 days or more past due as of December 31, 2021 and 2020. These loans were granted a forbearance under the Company’s COVID-19 payment forbearance programs ($ in thousands).

	December 31, 2021
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual/ Impaired Loans	Loans 90+ DPD Still Accruing COVID-19 Program
Commercial - Purchase	$17,260	$16,501	$759	$9	0.1%	$—
Commercial - Refinance	85,935	79,131	6,804	826	6.2	—
Residential 1-4 Unit - Purchase	17,385	17,128	257	96	0.7	—
Residential 1-4 Unit - Refinance	107,552	105,515	2,037	138	1.0	—
Short Term 1-4 Unit - Purchase	2,986	2,881	105	31	0.2	—
Short Term 1-4 Unit - Refinance	45,300	41,870	3,430	306	2.3	—
Total	$276,418	$263,026	$13,392	$1,406	10.5%	$—

Troubled debt restructuring included in nonaccrual loans:	$165	$—	$—	$25	—	$—

	December 31, 2020
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual/ Impaired Loans	Loans 90+ DPD Still Accruing COVID-19 Program
Commercial - Purchase	$22,166	$20,955	$1,211	$153	0.7%	$—
Commercial - Refinance	101,117	96,804	4,313	519	2.3	1,747
Residential 1-4 Unit - Purchase	26,373	25,839	534	128	0.6	—
Residential 1-4 Unit - Refinance	120,152	113,206	6,946	465	2.1	109
Short Term 1-4 Unit - Purchase	6,585	3,808	2,777	525	2.4	—
Short Term 1-4 Unit - Refinance	59,843	53,616	6,227	878	4.0	123
Total	$336,236	$314,228	$22,008	$2,668	12.1%	$1,979

Troubled debt restructuring included in nonaccrual loans:	$173	$—	$—	$—	—	$—

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

The following table presents the amortized cost basis in the loans held for investment as of December 31, 2021 and 2020, and the amount of accrued interest receivables written off by reversing interest income by portfolio segment for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021		2020
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$509,421	$(346)	$300,903	$(827)
Commercial - Refinance	783,260	(1,176)	685,097	(3,798)
Residential 1-4 Unit - Purchase	408,770	(209)	224,593	(887)
Residential 1-4 Unit - Refinance	730,321	(1,474)	566,925	(4,186)
Short Term 1-4 Unit - Purchase	28,989	(821)	43,325	(160)
Short Term 1-4 Unit - Refinance	71,065	(653)	133,091	(1,039)
Total	$2,531,826	$(4,679)	$1,953,934	$(10,897)

For the years ended December 31, 2021 and 2020, cash basis interest income recognized on nonaccrual loans was $31.2 million and $17.5 million, respectively. Other than loans in the Company's COVID-19 forbearance program, no accrued interest income was recognized on nonaccrual loans for the years ended December 31, 2021 and 2020. The average recorded investment of individually evaluated loans, computed using month-end balances, was $311.2 million and $250.0 million for the years ended December 31, 2021 and 2020, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified as of December 31, 2021 and 2020.

(b)
Allowance for Loan Losses

The allowance for loan losses as of December 31, 2021 decreased to $4.3 million from $5.8 million as of January 1, 2021, primarily due to the lessening impact of COVID 19 on economic conditions and forecasts. The following tables present the activity in the allowance for loan losses for the years ended December 31, 2021 and 2020 (in thousands):

	December 31, 2021
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Balance - January 1, 2021	$373	$2,093	$333	$1,216	$595	$1,235	$5,845
Provision for loan losses	154	164	104	(60)	(538)	(116)	(292)
Charge-offs	(142)	(113)	(37)	(208)	(14)	(777)	(1,291)
Ending balance	$385	$2,144	$400	$948	$43	$342	$4,262

Allowance related to:
Loans individually evaluated	$9	$826	$96	$138	$31	$306	$1,406
Loans collectively evaluated	$376	$1,318	$305	$811	$10	$36	$2,856
Amortized cost related to:
Loans individually evaluated	$17,260	$85,935	$17,385	$107,552	$2,986	$45,300	$276,418
Loans collectively evaluated	$492,161	$697,326	$391,385	$622,768	$26,003	$25,765	$2,255,408

	December 31, 2020
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$304	$1,016	$148	$772	$—	$—	$2,240
Impact of adopting ASC 326	19	62	9	47	—	—	137
Balance - January 1, 2020	$323	$1,078	$157	$819	$—	$—	$2,377
Provision for loan losses (1)	129	1,233	349	440	645	2,272	5,068
Charge-offs	(79)	(218)	(173)	(43)	(50)	(1,037)	(1,600)
Ending balance	$373	$2,093	$333	$1,216	$595	$1,235	$5,845

Allowance related to:
Loans individually evaluated	$153	$519	$128	$465	$525	$878	$2,668
Loans collectively evaluated	$220	$1,574	$205	$751	$69	$357	$3,176
Amortized cost related to:
Loans individually evaluated	$22,166	$101,117	$26,373	$120,152	$6,585	$59,843	$336,236
Loans collectively evaluated	$278,738	$583,981	$198,220	$446,773	$36,738	$73,248	$1,617,698
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
(c)
Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-off rate in relation to its nonperforming loans as its credit quality indicator. The charge-offs over the average nonperforming loans were 0.42% and 0.65% for the years ended December 31, 2021 and 2020, respectively. The recovery rate on nonperforming assets were 104.2% and 103.1% for the years ended December 31, 2021 and 2020, respectively.

Other credit quality indicators include aging status and accrual status. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. The following tables present the aging status of the amortized cost basis in the loans held for investment portfolio, which include $296.0 million and $396.9 million loans in the Company’s COVID-19 forbearance program as of December 31, 2021 and 2020, respectively (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2021	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$700	$2,314	$14,246	$17,260	$—	$17,260
Commercial - Refinance	4,464	6,818	74,488	85,770	165	85,935
Residential 1-4 Unit - Purchase	—	682	16,703	17,385	—	17,385
Residential 1-4 Unit - Refinance	807	1,088	105,657	107,552	—	107,552
Short Term 1-4 Unit - Purchase	1,224	—	1,762	2,986	—	2,986
Short Term 1-4 Unit - Refinance	615	1,010	43,675	45,300	—	45,300
Total loans individually evaluated	$7,810	$11,912	$256,531	$276,253	$165	$276,418
Loans collectively evaluated
Commercial - Purchase	$17,319	$4,034	$—	$21,353	$470,808	$492,161
Commercial - Refinance	31,769	7,025	—	38,794	658,532	697,326
Residential 1-4 Unit - Purchase	14,905	5,580	—	20,485	370,900	391,385
Residential 1-4 Unit - Refinance	39,045	9,548	—	48,593	574,175	622,768
Short Term 1-4 Unit - Purchase	21,412	217	—	21,629	4,374	26,003
Short Term 1-4 Unit - Refinance	4,060	5,561	—	9,621	16,144	25,765
Total loans collectively evaluated	$128,510	$31,965	$—	$160,475	$2,094,933	$2,255,408
Ending balance	$136,320	$43,877	$256,531	$436,728	$2,095,098	$2,531,826
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2020	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$961	$1,307	$19,898	$22,166	$—	$22,166
Commercial - Refinance	2,118	7,532	91,467	101,117	—	101,117
Residential 1-4 Unit - Purchase	192	2,915	23,266	26,373	—	26,373
Residential 1-4 Unit - Refinance	1,440	3,010	115,702	120,152	—	120,152
Short Term 1-4 Unit - Purchase	—	—	6,585	6,585	—	6,585
Short Term 1-4 Unit - Refinance	964	760	58,119	59,843	—	59,843
Total loans individually evaluated	$5,675	$15,524	$315,037	$336,236	$—	$336,236
Loans collectively evaluated
Commercial - Purchase	$8,000	$7,081	$—	$15,081	$263,657	$278,738
Commercial - Refinance	33,725	13,224	1,747	48,696	535,285	583,981
Residential 1-4 Unit - Purchase	5,030	1,261	—	6,291	191,928	198,219
Residential 1-4 Unit - Refinance	33,144	14,567	109	47,820	398,953	446,773
Short Term 1-4 Unit - Purchase	1,972	21,780	—	23,752	12,987	36,739
Short Term 1-4 Unit - Refinance	8,406	5,383	123	13,912	59,336	73,248
Total loans collectively evaluated	$90,277	$63,296	$1,979	$155,552	$1,462,146	$1,617,698
Ending balance	$95,952	$78,820	$317,016	$491,788	$1,462,146	$1,953,934
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

The following table presents the aging of the amortized cost basis of loans held for investment in the Company's COVID-19 forbearance program as of December 31, 2021 (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2021	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$163	$1,622	$4,259	$6,044	$—	$6,044
Commercial - Refinance	—	2,820	18,520	21,340	—	21,340
Residential 1-4 Unit - Purchase	—	—	3,045	3,045	—	3,045
Residential 1-4 Unit - Refinance	—	—	22,670	22,670	—	22,670
Short Term 1-4 Unit - Purchase	99	—	180	279	—	279
Short Term 1-4 Unit - Refinance	404	299	5,833	6,536	—	6,536
Total loans individually evaluated	$666	$4,741	$54,507	$59,914	$—	$59,914
Loans collectively evaluated
Commercial - Purchase	$2,209	$1,158	$—	$3,367	$30,904	$34,271
Commercial - Refinance	8,309	2,444	—	10,753	90,040	100,793
Residential 1-4 Unit - Purchase	315	231	—	546	18,321	18,867
Residential 1-4 Unit - Refinance	4,086	319	—	4,405	48,314	52,719
Short Term 1-4 Unit - Purchase	20,869	—	—	20,869	761	21,630
Short Term 1-4 Unit - Refinance	942	4,149	—	5,091	2,705	7,796
Total loans collectively evaluated	$36,730	$8,301	$—	$45,031	$191,045	$236,076
Ending balance	$37,396	$13,042	$54,507	$104,945	$191,045	$295,990	(2)
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due. Also includes accruing loans 90+ day past due.
(2)
Net of $103.1 million (amortized cost basis) payoffs from the Company’s COVID-19 forbearance loans.

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of December 31, 2021 and 2020 (in thousands).

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2021:	2021	2020	2019	2018	2017	Pre-2017	Total
Commercial - Purchase
Payment performance
Performing	$277,618	$45,836	$81,541	$46,637	$24,164	$16,365	$492,161
Nonperforming	288	1,781	5,541	4,180	3,539	1,931	17,260
Total Commercial - Purchase	$277,906	$47,617	$87,082	$50,817	$27,703	$18,296	$509,421

Commercial - Refinance
Payment performance
Performing	$239,688	$64,966	$144,017	$118,735	$62,374	$67,545	$697,325
Nonperforming	2,482	3,949	26,012	26,869	16,492	10,131	85,935
Total Commercial - Refinance	$242,170	$68,915	$170,029	$145,604	$78,866	$77,676	$783,260

Residential 1-4 Unit - Purchase
Payment performance
Performing	$263,180	$12,878	$48,930	$29,544	$12,863	$23,990	$391,385
Nonperforming	1,372	2,749	3,896	3,736	3,487	2,145	17,385
Total Residential 1-4 Unit - Purchase	$264,552	$15,627	$52,826	$33,280	$16,350	$26,135	$408,770

Residential 1-4 Unit - Refinance
Payment performance
Performing	$343,199	$31,334	$114,145	$59,825	$31,774	$42,491	$622,768
Nonperforming	11,646	6,040	31,816	30,626	16,677	10,747	107,552
Total Residential 1-4 Unit - Refinance	$354,845	$37,374	$145,961	$90,451	$48,451	$53,238	$730,320

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$1,890	$15,582	$8,531	$—	$—	$—	$26,003
Nonperforming	—	1,565	1,316	105	—	—	2,986
Total Short Term 1-4 Unit - Purchase	$1,890	$17,147	$9,847	$105	$—	$—	$28,989

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$1,448	$11,991	$12,326	$—	$—	$—	$25,765
Nonperforming	1,038	15,819	22,618	5,825	—	—	45,300
Total Short Term 1-4 Unit - Refinance	$2,486	$27,810	$34,944	$5,825	$—	$—	$71,065

Total Portfolio	$1,143,849	$214,490	$500,689	$326,082	$171,370	$175,345	$2,531,825

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2020:	2020	2019	2018	2017	2016	Pre-2016	Total
Commercial - Purchase
Payment performance
Performing	$56,446	$99,534	$64,706	$34,862	$9,500	$13,690	$278,738
Nonperforming	1,046	4,666	5,799	7,182	1,539	1,934	22,166
Total Commercial - Purchase	$57,492	$104,200	$70,505	$42,044	$11,039	$15,624	$300,904

Commercial - Refinance
Payment performance
Performing	$75,376	$176,854	$157,499	$87,476	$34,858	$51,918	$583,981
Nonperforming	4,929	26,776	32,955	18,980	10,392	7,085	101,117
Total Commercial - Refinance	$80,305	$203,630	$190,454	$106,456	$45,250	$59,003	$685,098

Residential 1-4 Unit - Purchase
Payment performance
Performing	$26,215	$69,775	$42,537	$25,874	$7,056	$26,762	$198,219
Nonperforming	1,611	5,973	8,949	5,059	1,348	3,433	26,373
Total Residential 1-4 Unit - Purchase	$27,826	$75,748	$51,486	$30,933	$8,404	$30,195	$224,592

Residential 1-4 Unit - Refinance
Payment performance
Performing	$57,945	$168,912	$96,568	$61,033	$22,949	$39,366	$446,773
Nonperforming	3,934	42,159	37,451	17,942	7,653	11,013	120,152
Total Residential 1-4 Unit - Refinance	$61,879	$211,071	$134,019	$78,975	$30,602	$50,379	$566,925

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$20,563	$15,990	$186	$—	$—	$—	$36,739
Nonperforming	3,764	2,217	604	—	—	—	6,585
Total Short Term 1-4 Unit - Purchase	$24,327	$18,207	$790	$—	$—	$—	$43,324

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$35,234	$37,818	$196	$—	$—	$—	$73,248
Nonperforming	17,318	33,711	8,719	95	—	—	59,843
Total Short Term 1-4 Unit - Refinance	$52,552	$71,529	$8,915	$95	$—	$—	$133,091

Total Portfolio	$304,381	$684,385	$456,169	$258,503	$95,295	$155,201	$1,953,934

Note 7 — Mortgage Loans on Real Estate

The following tables present the Company’s loans (UPB) collateralized by real estate as of December 31, 2021 and 2020 (in thousands).

December 31, 2021
Description	Interest Rate	Final Maturity Date	Unpaid Principal Balance (1) (2)	Nonaccrual Unpaid Principal Balance
1-4 unit residential (3)
Under $1.0 million	4.0% - 13.5%	January 1, 2052	$987,069	$127,214
$1.0 million and over	4.0% - 11.5%	January 1, 2052	325,025	44,426
			1,312,094	171,640
Traditional commercial (4)
Under $1.0 million	3.1% - 13.0%	January 1, 2052	969,599	73,039
$1.0 million and over	4.0% - 10.2%	January 1, 2052	305,528	28,421
			1,275,127	101,460
Total at December 31, 2021			$2,587,221	$273,100

December 31, 2020
Description	Interest Rate	Final Maturity Date	Unpaid Principal Balance (1) (2)	Nonaccrual Unpaid Principal Balance
1-4 unit residential (3)
Under $1.0 million	5.2% - 13.5%	January 1, 2051	$803,663	$161,225
$1.0 million and over	6.0% - 11.5%	January 1, 2051	159,415	50,046
			963,078	211,271
Traditional commercial (4)
Under $1.0 million	3.5% - 13.0%	January 1, 2051	792,577	88,644
$1.0 million and over	6.0% - 10.5%	January 1, 2051	189,149	32,898
			981,726	121,542
Total at December 31, 2020			$1,944,804	$332,813

Note (1): The aggregate cost of the Company’s loan portfolio for Federal income tax purposes was $2,621,093 and $1,968,579 as of December 31, 2021 and 2020, respectively.

Note (2): As of December 31, 2021 and 2020, $155.1 million and $178.0 million, respectively, of the total UPB were interest-only loans with interest payable monthly and the principal payable at maturity.

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

The following table presents the reconciliation of the UPB of mortgage loans for the years ended December 31, 2021, 2020, and 2019:

	December 31,
	2021	2020	2019
Balance at beginning of period	$1,944,804	$2,059,344	$1,631,326
Addition during period:
New mortgage loans	1,326,275	435,037	1,012,068
Acquisition	22,437	4,643	21,759
Capitalized Interest	2,045	7,814	—
Deduction during period:
Collection of principal	(568,081)	(374,576)	(404,757)
Collection of capitalized interest	(2,163)	—	—
Foreclosures	(11,603)	(10,781)	(10,442)
Mortgages sold	(126,494)	(176,677)	(190,610)
Balance at end of period	$2,587,220	$1,944,804	$2,059,344

Note 8 — Receivables Due From Servicers

The following table summarizes receivables due from servicers as of December 31, 2021 (in thousands):

	December 31, 2021
	Securitizations	Warehouse and repurchase facilities and other	Total
Loan principal payments due from servicers	$42,344	$1,165	$43,509
Other loan servicing receivables	10,718	730	11,448
Loan servicing receivables	53,062	1,895	54,957
Corporate and escrow advances receivable	17,884	1,489	19,373
Total receivables due from servicers	$70,946	$3,384	$74,330

Note 9 — Property and Equipment, Net

As of December 31, 2021 and 2020, property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Furniture	$885	$885
Computer equipment	1,222	1,161
Office equipment	278	275
Leasehold improvements	578	578
Capitalized software	7,634	7,597
Building	685	—
	11,282	10,496
Accumulated depreciation and amortization	(7,452)	(6,351)
Ending balance	$3,830	$4,145

During the years ended December 31, 2021, 2020 and 2019, depreciation and amortization expense was $1.1 million, $1.2 million, and $1.4 million, respectively.

The Company engaged a third-party consulting firm to assist in the building and implementation of a data warehouse and loan origination systems. The data warehouse was placed into service in 2017 and the loan origination system was placed into service in 2018. The total capitalized costs for the data warehouse and loan origination systems (LOS) were $5.7 million as of December 31, 2021 and 2020. Total accumulated depreciation and amortization included accumulated amortization on the data warehouse and the LOS of $3.7 million and $3.0 million for the years ended December 31, 2021 and 2020, respectively. The estimated aggregate amortization expense related to capitalized software for each of the next five years is $0.4 million for 2022, 2023, 2024, 2025, and 2026.

Note 10 — Real Estate Owned, Net

The Company’s real estate owned activities were as follows during the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Beginning balance	$15,767	$13,068
Additions	12,583	10,412
Capitalized improvements	194	846
Sales	(9,228)	(6,825)
Valuation adjustments	(1,759)	(1,734)
Ending balance	$17,557	$15,767

The following table summarizes information about real estate operating income and expenses, realized gains and losses on sales of real estate, and unrealized gains and losses resulting from adjustments to valuation allowances for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	December 31,
	2021	2020	2019
Operating income	$451	$444	$242
Operating expenses	(2,251)	(2,010)	(1,465)
Valuation adjustments	(1,759)	(1,734)	(1,631)
Net gain on sales of real estate	409	644	207
Total	$(3,150)	$(2,656)	$(2,647)

Net gain (loss) on sales of real estate represents the difference between the net proceeds from the liquidation of the underlying properties and their respective carrying values. The following table provides additional information about the number of properties sold and the gross gains and losses recognized in real estate owned, net, in the consolidated statements of income, during the years ended December 31, 2021, 2020 and 2019 (in thousands, except properties sold):

	December 31, 2021
	2021		2020		2019
	Properties	Gain	Properties	Gain	Properties	Gain
	sold	(loss)	sold	(loss)	sold	(loss)
Sales resulting in gains	23	$972	14	$837	10	$320
Sales resulting in losses	14	(563)	9	(193)	5	(113)
Total	37	$409	23	$644	15	$207

Note 11 — Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others amounted to $520.6 million at December 31, 2021. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Significant assumptions used in determining the fair value of servicing rights as of December 31, 2021 include: 1) Weighted average discount rate of 8.0%, and 2) Weighted average constant prepayment rate of 3.2%.

The following table presents the Company's mortgage servicing rights (in thousands):

	December 31, 2021
	2021	2020
Balance at the beginning of year	$—	$—
Mortgage servicing rights acquired	7,152	—
Additions	—	—
Fair value adjustments	—	—
Balance at end of year	$7,152	$—

Note 12 — Business Combination

On December 28, 2021, the Company acquired an 80% ownership interest in Century, paying a cash purchase price of $12.8 million. Direct costs of approximately $0.8 million related to this acquisition were expensed as incurred. Century is a licensed “Ginnie Mae” issuer/servicer that provides government-insured Federal Housing Administration (FHA) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform. The acquisition of Century expands the Company's growth opportunities by offering new product selections for the Company's network of brokers.

A summary of the fair value of assets received and liabilities assumed are as follows (in thousands):

	As Recorded by Century	Fair Value Adjustments		As Recorded by Velocity
Assets
Cash	$2,045			$2,045
Investment securities	1,181			1,181
Mortgage servicing rights	—	$7,152	(a)	7,152
Premises and equipment, net	315	373	(b)	688
Other receivables	154			154
Total assets acquired	$3,695	$7,525		$11,220
Liabilities
Accrued payables	$314	$1,500	(c)	$1,814
Total liabilities assumed	314	1,500		1,814
Noncontrolling interest	3,381	—		3,381
Net assets acquired				$6,025
Total cash consideration				12,800
Goodwill				$6,775
(a)
Represents the fair value of mortgage servicing rights.
(b)
Represents the fair value adjustments to reflect the fair value of premises and equipment.
(c)
Represents an additional liability which was paid subsequent to acquisition.

All goodwill related to this acquisition was allocated to the Company’s only reporting unit, which is the Company as a whole. The resulting goodwill is expected to be deductible for tax purpose.

The estimated fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair value becomes available. During this one-year period, the causes of any changes in cash flow estimates are considered to determine whether the change results from circumstances that existed at the acquisition date or if the change results from an event that occurred after the acquisition date.

The Company has determined the above noted acquisition constitutes a business combination as defined by ASC Topic 805, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. The Company has recorded the assets purchased and liabilities assumed at their estimated fair value in accordance with ASC Topic 805.

Note 13 — Goodwill

FASB ASC 350, Intangibles - Goodwill and Other, requires a company to perform an impairment test on goodwill annually, or more frequently if events or changes in circumstance indicate that the asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. During the purchase accounting of Century on December 28, 2021, Management assessed goodwill and concluded that no impairment existed during the year ended December 31, 2021.

The following table presents the activity for goodwill (in thousands):

	December 31,
	2021	2020
Balance at the beginning of year	$—	$—
Goodwill acquired	6,775	—
Balance at end of year	$6,775	$—

Note 14 — Other Assets

Other assets were comprised of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$1,628	$1,261
Interest-only strips and deposits	166	642
Deferred costs	502	—
Operating leases - right of use assets, net	3,744	4,780
Appraisal fees for loans in process	479	96
Other assets	305	—
Total other assets	$6,824	$6,779

Note 15 — Leases

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

The Company uses its incremental borrowing rates to determine the present value of its lease liabilities. The weighted average borrowing rate was 5.86% and 6.01% as of December 31, 2021 and 2020, respectively. The Company’s leases have remaining terms ranging from 2 years to 5 years, and the weighted average remaining lease term was 2.4 years as of December 31, 2021. Short-term leases (initial term of less than 12 months) are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term.

As of December 31, 2021 and 2020, operating lease ROU assets included in other assets was $3.7 million and $4.8 million, respectively. Operating lease liabilities included in accounts payable and accrued expenses was $4.0 million and $5.1 million as of December 31, 2021 and 2020, respectively. Operating lease expense is a component of “Rent and occupancy” expense on the consolidated statements of income. Operating lease expense was $1.8 million and $1.5 million for the year ended December 31, 2021 and 2020, respectively, and included short-term leases that were immaterial.

The following table presents supplemental cash flow information related to leases for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,626	$1,524
ROU assets obtained in exchange for lease obligations:
Operating leases	$256	$—

The following table presents maturities of operating lease liabilities as of December 31, 2021 (in thousands):

December 31, 2021
Operating Leases
2022	$1,615
2023	1,460
2024	1,153
2025	113
2026	48
Thereafter	—
Total lease payments	4,389
Less: Imputed interest	(341)
Present value of lease liabilities	$4,048

Note 16 — Securitizations, Net

From May 2011 through December 31, 2021, the Company completed nineteen securitizations of $4.4 billion of loans, issuing $4.0 billion of securities to third parties through nineteen respective Trusts. The Company is the sole beneficial interest holder of the Trusts, which are variable interest entities included in the consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 5%–30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates. The following table summarizes securities issued, ownership retained by the Company at the time of the securitization, and as of December 31, 2021 and 2020, and the stated maturity for each securitization (in thousands):

		Securities Retained as of
Trusts	Securities Issued	Issuance Date	December 31, 2021	December 31, 2020	Stated Maturity Date
2014-1 Trust	$161,076	$30,682	$—	$—	September 2044
2015-1 Trust	285,457	27,372	15,526	15,522	July 2045
2016-1 Trust	319,809	38,792	17,633	17,931	April 2046
2016-2 Trust	166,853	23,402	—	9,514	October 2046
2017-1 Trust	211,910	11,154	—	11,154	April 2047
2017-2 Trust	245,601	12,927	4,064	6,232	October 2047
2018-1 Trust	176,816	9,308	2,849	6,015	April 2048
2018-2 Trust	307,988	16,210	6,608	9,762	October 2048
2019-1 Trust	235,580	12,399	6,180	11,540	March 2049
2019-2 Trust	207,020	10,901	5,922	9,728	July 2049
2019-3 Trust	154,419	8,127	4,799	6,441	October 2049
2020-1 Trust	248,700	13,159	8,678	13,085	February 2050
2020-2 Trust	96,352	32,118	12,847	12,847	June 2050
2020-MC1 Trust	179,371	96,585	108,891	98,260	July 2050
2021-1 Trust	251,301	13,227	12,518	—	May 2051
2021-2 Trust	194,918	10,260	—	—	August 2051
2021-3 Trust	204,205	—	—	—	October 2051
2021-4 Trust	319,116	—	—	—	December 2051
Total	$3,966,492	$366,623	$206,515	$228,031

The following table summarizes outstanding bond balances for each securitization as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
2014-1 Trust	$—	$23,391
2015-1 Trust	17,536	36,966
2016-1 Trust	36,401	57,963
2016-2 Trust	—	45,195
2017-1 Trust	—	72,910
2017-2 Trust	86,497	129,478
2018-1 Trust	62,375	102,063
2018-2 Trust	143,152	200,451
2019-1 Trust	132,306	181,579
2019-2 Trust	122,205	158,199
2019-3 Trust	95,521	127,045
2020-1 Trust	174,550	220,052
2020-2 Trust	80,676	109,832
2020-MC1 Trust	35,711	137,794
2021-1 Trust	236,190	—
2021-2 Trust	197,744	—
2021-3 Trust	202,793	—
2021-4 Trust	315,489	—
Total outstanding bond balance	$1,939,146	$1,602,918

The securities and certificates are typically issued at a discount to par, which is recorded as a contra liability to the securities issued. The discount is amortized as an adjustment of yield over the stated term of the securities adjusted for prepayments. In 2018, the Company sold some retained securities at a premium, resulting in a net premium for the 2016-2 Trust. As of December 31, 2021 and 2020, unamortized discounts or premiums associated with the Trusts are as follows (in thousands):

	December 31,
	2021	2020
2014-1 Trust	$—	$85
2015-1 Trust	35	64
2016-1 Trust	84	259
2016-2 Trust	—	(5)
2017-1 Trust	—	1,345
2017-2 Trust	12	18
2018-1 Trust	10	19
2018-2 Trust	16	23
2019-1 Trust	19	26
2019-2 Trust	10	14
2019-3 Trust	7	10
2020-1 Trust	5	7
2020-2 Trust	1,692	2,934
2020-MC1 Trust	385	2,219
2021-Trust	21	—
2021-2 Trust	214	—
2021-3 Trust	925	—
2021-4 Trust	838	—

Professional and other capitalized issuance costs associated with the securitizations are recorded as a contra liability to the securities issued. As of December 31, 2021 and 2020, capitalized issuance costs associated with the Trusts are as follows (in thousands):

	December 31,
	2021	2020
2014-1 Trust	$—	$14
2015-1 Trust	32	272
2016-1 Trust	52	151
2016-2 Trust	—	113
2017-1 Trust	—	369
2017-2 Trust	808	1,343
2018-1 Trust	561	1,008
2018-2 Trust	1,371	1,937
2019-1 Trust	1,385	1,918
2019-2 Trust	1,325	1,890
2019-3 Trust	1,042	1,552
2020-1 Trust	2,032	2,636
2020-2 Trust	847	1,489
2020-MC1 Trust	380	2,190
2021-1 Trust	2,897	—
2021-2 Trust	2,757	—
2021-3 Trust	3,055	—
2021-4 Trust	4,449	—

As of December 31, 2021 and 2020, the weighted average rate on the securities and certificates for the Trusts are as follows:

	December 31,
	2021	2020
2014-1 Trust	8.86%	7.46%
2015-1 Trust	7.22	7.20
2016-1 Trust	8.22	7.78
2016-2 Trust	7.92	6.63
2017-1 Trust	7.16	5.31
2017-2 Trust	3.37	3.42
2018-1 Trust	4.04	4.04
2018-2 Trust	4.39	4.48
2019-1 Trust	4.02	4.01
2019-2 Trust	3.44	3.48
2019-3 Trust	3.26	3.26
2020-1 Trust	2.82	2.83
2020-2 Trust	4.45	4.55
2020-MC1 Trust	4.42	4.50
2021-1 Trust	1.73	—
2021-2 Trust	2.28	—
2021-3 Trust	2.45	—
2021-4 Trust	3.11	—

Note 17 — Other Debt

The secured financing and warehouse facilities are utilized to finance the origination and purchase of commercial real estate mortgage loans. Warehouse facilities are designated to fund mortgage loans that are purchased and originated within specified underwriting guidelines. These lines of credit fund less than 100% of the principal balance of the mortgage loans originated and purchased, requiring the use of working capital to fund the remaining portion.

(a)
Secured Financing, Net (Corporate Debt)

On February 5, 2021, the Company entered into a five-year $175.0 million syndicated corporate debt agreement, the (“2021 Term Loan”). The 2021 Term Loan bears interest at a rate equal to one-month LIBOR plus 8.00% with a 1.00% LIBOR floor, and matures on February 4, 2026. The principal of the 2021 Term Loan amortizes quarterly at an annual rate of 2.50% for the first year and 5.00% per year thereafter. A portion of the net proceeds from the 2021 Term Loan was used to redeem all the amounts owed pursuant to the 2019 debt agreement (“2019 Term Loan”). The remaining portion of the net proceeds from the 2021 Term Loan was used for loan originations and general corporate purposes.

As of December 31, 2021, the balance of the 2021 Term Loan was $170.8 million. The balance of the 2019 Term Loan was $78.0 million as of December 31, 2020. The balances in the consolidated balance sheets are net of debt issuance costs and discounts of $8.0 million and $3.0 million as of December 31, 2021 and December 31, 2020, respectively. The 2021 Term Loan is secured by substantially all assets of the Company not otherwise pledged under a securitization or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of December 31, 2021, the Company was in compliance with these covenants.

(b)
Warehouse Repurchase and Revolving Loan Facilities, Net

On May 17, 2013, the Company entered into a Repurchase Agreement (“the 2013 Repurchase Agreement”) with a warehouse lender. The 2013 Repurchase Agreement is a modified mark-to-market agreement and has a current maturity date of September 29, 2023, and is a short-term borrowing facility, collateralized by a pool of performing loans, with a maximum capacity of $200.0 million, and bears interest at one-month LIBOR plus 3.25%. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rates were 4.2% and 4.3%, for the years ended December 31, 2021 and 2020, respectively.

On September 12, 2018, the Company entered into a three-year non-mark to market secured revolving loan facility agreement (“the Bank Credit Agreement”) with a bank. The Bank Credit Agreement has a current extended maturity date of November 10, 2023. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at the lesser of the one-month LIBOR with a 0.75% floor, plus 3.5% per annum and the maximum rate, which is the highest lawful and non-usurious rate of interest applicable to the loan. The maximum loan amount under this facility is $50 million. The effective interest rate was 7.3% for the year ended December 31, 2021.

On December 26, 2019, the Company entered into a $3.0 million loan agreement (“the 2019 Loan”) with a lender. The 2019 Loan is secured by five real properties acquired by the Company through foreclosure or by deed-in lieu of foreclosure. The 2019 Loan bears a fixed interest rate of 9.5%, with an extended maturity date of June 1, 2022. The effective interest rate was 10.5% for the year ended December 31, 2021.

On January 29, 2021, the Company entered into a non-mark-to-market Repurchase Agreement (“the 2021 Repurchase Agreement”) with a warehouse lender. The 2021 Repurchase Agreement has a current extended maturity date of February 28, 2023, and was a short-term borrowing facility, collateralized by a pool of loans, with a maximum capacity of $200.0 million, and bore interest at one-month LIBOR plus a margin of 3.50% during the availability period and 4.50% during the amortization period. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rate was 5.9% for the year ended December 31, 2021.

On April 16, 2021, The Company entered into a non-mark-to-market Term Repurchase Agreement (“the 2021 Term Repurchase Agreement”) with a warehouse lender. The 2021 Term Repurchase Agreement has a maturity date of April 16, 2024, with a borrowing period through April 16, 2023. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at one-month LIBOR plus 3.0% per annum. The maximum capacity under this facility is $100.0 million. There was no balance outstanding for the year ended December 31, 2021.

On July 29, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the July 2021 Term Repurchase Agreement”) with a warehouse lender. The July 2021 Term Repurchase Agreement has a maturity date of July 29, 2024, with an option to extend the term to July 29, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at one-month LIBOR with a 0.5% floor plus 4.5% per annum. The maximum capacity under this facility is $100.0 million. The effective interest rate was 3.5%, for the year ended December 31, 2021.

Certain of the Company’s loans are pledged as security under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of December 31, 2021 and 2020, the Company was in compliance with these covenants.

The following table summarizes the maximum borrowing capacity and current gross balances outstanding for the Company’s warehouse facilities and loan agreements as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021		2020
	Period end balance (1)	Maximum borrowing capacity	Period end balance (1)	Maximum borrowing capacity
The 2021 term repurchase agreement	$41,636	$100,000	$—	$—
The 2021 repurchase agreement	82,580	200,000	—	—
The July 2021 term repurchase agreement	—	100,000	—	—
The 2013 repurchase agreement	153,499	200,000	73,502	100,000
The Bank credit agreement	22,385	50,000	—	—
The 2019 loan agreement	2,700	3,000	2,700	3,000
Total	$302,800	$653,000	$76,202	$103,000
(1)
Warehouse repurchase facilities amounts in the consolidated balance sheet are net of debt issuance costs amounting to $1.7 million and $0.3 million as of December 31, 2021 and 2020.

The following table provides an overview of the activity and effective interest rate for the years ended December 31, 2021 and 2020 ($ in thousands):

	December 31,
	2021	2020
Warehouse and repurchase facilities:
Average outstanding balance	$183,663	$168,098
Highest outstanding balance at any month-end	336,775	439,547
Effective interest rate (1)	5.28%	4.97%
(1)
Represents interest expense divided by average gross outstanding balance and includes average rate (4.23%) and debt issue cost amortization (1.05%) and average rate (4.31%) and debt issue cost amortization (0.66%) as of December 31, 2021 and 2020, respectively.

The following table provides a summary of interest expense that includes debt issuance cost amortization, interest, amortization of discount, and deal cost amortization for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Warehouse and repurchase facilities	$9,706	$8,352
Securitizations	75,680	79,474
Interest expense — portfolio related	85,386	87,826
Interest expense — corporate debt	20,609	12,049	(1)
Total interest expense	$105,995	$99,875

(1)
Included in the $12.1 million of interest expense – corporate debt for the year ended December 31, 2020 was the one-time debt issuance costs write-off of $3.5 million and prepayment penalties of $0.3 million associated with the repayment of $75.0 million in outstanding principal amount in January 2020.

Note 18 — Income Taxes

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

The following table details the Company’s income tax expense (benefit) (in thousands):

	December 31,
	2021	2020
Current tax expense:
Federal	$15,042	$4,454
State	5,477	(769)
Total current tax expense	$20,519	$3,685
Deferred tax expense (benefit):
Federal	$(7,362)	$564
State	(2,588)	1,103
Total deferred tax expense (benefit)	$(9,950)	$1,667
Total income tax expense	$10,569	$5,352

The following table contains a reconciliation of the Company’s provision for income taxes at the federal statutory tax rate to the provision for income taxes at the effective tax rate as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Federal income tax provision at statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefit	5.6	8.6
Permanent items	0.1	0.1
Federal true-ups	—	0.5
Tax credits	(0.2)	(0.4)
Change in unrecognized tax benefit	—	(7.9)
Other	0.1	1.2
Effective tax rate	26.6%	23.1%

The changes in state income taxes and unrecognized tax benefit in the reconciliation are primarily due to changes in state apportionment and the related impacts on current taxes payable as well as the deferred tax asset.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 are presented below (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
REMIC book-tax basis difference	$10,433	$5,363
Mark-to-market on loans	7,066	3,052
Lease liability	1,151	1,462
Stock compensation	888	275
Accrued vacation	226	183
Intangibles	7	10
REO	225	—
Other	82	83
Gross deferred tax assets	20,078	10,428
Deferred tax liabilities:
Right-of-use assets	(1,064)	(1,363)
Deferred origination costs	(1,306)	(1,014)
Fixed assets	(710)	(975)
Deferred state taxes	(394)	(341)
REO	—	(81)
Gross deferred tax liabilities	(3,474)	(3,774)
Total net deferred tax asset	$16,604	$6,654

The Company’s main temporary difference is due to the difference between the U.S. income tax and U.S. GAAP treatment with respect to its REMIC securities. For tax purposes, the issuances are considered taxable sales; whereas, for U.S. GAAP purposes, the REMIC issuances are considered financings.

The Company had no valuation allowance as of December 31, 2021 and 2020. Based on the Company’s estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and local jurisdictions, where applicable. As of December 31, 2021, the Company is no longer subject to U.S. tax examinations for years before 2017 and is no longer subject to state tax examinations for years before 2016.

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

The Company had gross unrecognized tax benefits in the amounts of $1.9 million recorded as of December 31, 2021 and 2020. If recognized, $1.5 million of the unrecognized tax benefit would affect the 2021 annual effective tax rate. Interest and penalties on unrecognized tax benefits is reported by the Company as a component of tax expense, and the Company recorded interest and penalties in its consolidated statements of income in the amount of $0.1 million and $(0.5) million as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the accrued interest and penalties related to unrecognized tax benefits is $0.6 million and $0.5 million, respectively.

There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

Detailed below is a reconciliation of the Company's gross unrecognized tax benefits for the years ended December 31, 2021 and 2020, respectively (in thousands):

	December 31,
	2021	2020
Beginning balance	$1,860	$3,559
Changes related to current year tax positions	49	46
Changes related to prior year tax positions	2	(1,745)
Ending balance	$1,911	$1,860

Note 19 — Stock-Based Compensation

The Company’s 2020 Omnibus Incentive Plan, or the 2020 Plan, authorized grants of stock-based compensation instruments to purchase or issue up to 1,520,000 shares of Company common stock, 228,489 shares, including forfeitures, are available for grant under the 2020 Plan as of December 31, 2021.

(a)
Stock Options

In connection with its IPO in January 2020, the Company granted stock options to non-employee directors and certain employees, including named executive officers, to purchase approximately 782,500 shares of common stock with an exercise price per share equal to the initial public offering price of $13.00. On December 24, 2020, the Company granted stock options to a non-employee director to purchase 12,500 shares of common stock with an exercise price per share equal to the grant date market price of $6.28.

The Company uses the Black-Scholes option pricing model to value stock options in determining the stock-based compensation expense. Forfeitures are recognized as they occur. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield was zero as the Company is not expected to pay dividends in the foreseeable future. Expected volatility is based on the estimated average maximum volatility provided by a third-party investment bank due to the lack of historical volatilities of the Company’s common stock.

There were no stock options granted in the year ended December 31, 2021. The following table present the assumptions used in the option pricing model at the grant date for options granted in the year ended December 31, 2020:

Assumptions:	December 31, 2020
Expected volatility	0.28
Expected dividends	—
Risk-free interest rate	1.50
Expected forfeited rate	—

The tables below summarize stock option activity during the years ended December 31, 2021 and 2020:

	December 31, 2021
($ in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at beginning of year	785,000	$12.89
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at end of year	785,000	$12.89	8.1 years	$93
Options exercisable at end of year	261,667	$12.89	8.1 years	$31
Options expected to vest (1)	523,333	$12.89	8.1 years	$62

	December 31, 2020
($ in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at beginning of year	—	$—
Granted	795,000	12.89
Exercised	—	—
Forfeited	(10,000)	13.00
Options outstanding at end of year	785,000	$12.89	9.1 years	—
Options exercisable at end of year	—	$—	9.1 years	—
Options expected to vest (1)	785,000	$12.89	9.1 years	—
(1)
The number of options expected to vest reflects no expected forfeiture.

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price.

Stock options vest ratably over a service period of three years from the date of the grant. Compensation expense related to stock options is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. Unvested stock options outstanding were 523,333 and 785,000 shares as of December 31, 2021 and 2020, respectively, at a weighted average exercise price per share of $12.89.

(b)
Restricted Stock Awards

In January 2021, the Company issued 480,000 shares of restricted stock awards to certain employees, including named executive officers, at no cost to employees. In May 2021, the Company issued 26,511 shares of restricted stock awards to certain non-employee directors.

The fair value of restricted stock awards is determined based on the fair market value of the Company's common shares on the grant date. The estimated fair value of restricted stock awards is amortized as an expense over the three-year requisite service period. The Company has elected to recognize forfeitures as they occurred rather than estimating service-based forfeitures over the requisite service period.

The table below summarizes restricted stock award activity during the year ended December 31, 2021:

	Employee		Non-Employee Director		Total
	Restricted Stock Awards		Restricted Stock Awards		Restricted Stock Awards
($ in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	—	$—	—	$—	—	$—
Granted	480,000	7.04	26,511	10.75	506,511	7.23
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Nonvested at December 31, 2021	480,000	$7.04	26,511	$10.75	506,511	$7.23

The Company recognized $2.1 million and $0.9 million total stock compensation expense related to the outstanding stock options and restricted stock awards granted to employees during the years ended December 31, 2021 and 2020, respectively. Such amount is included in “Compensation and employee benefits” on the consolidated statement of income. The amount of unrecognized compensation expense related to unvested stock options and restricted stock awards totaled $3.6 million and $2.1 million as of December 31, 2021 and 2020, respectively.

Note 20 — Earnings (Loss) Per Share

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

The following table presents the basic and diluted income (loss) per share calculations for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
	(In thousands, except per share data)
Basic EPS:
Net income	$29,224	$17,777
Less: deemed dividends on preferred stock	—	48,955
Net income (loss) allocated to common stock	$29,224	$(31,178)
Less: earnings allocated to participating securities	8,589	—
Net earnings (loss) allocated to common stock	$20,635	$(31,178)
Weighted average common shares outstanding	22,813	20,087
Basic income (loss) per common share	$0.90	$(1.55)
Diluted EPS:
Net income (loss) allocated to common shareholders	$20,635	$(31,178)
Weighted average common shares outstanding	22,813	20,087
Add dilutive effects for assumed conversion of Series A preferred stock	8,989	—
Add dilutive effects for warrants	1,974	—
Add dilutive effects for stock options	3	—
Add dilutive effects of unvested restricted stock awards	203	—
Weighted average diluted common shares outstanding	33,982	20,087
Diluted income (loss) per common share	$0.86	$(1.55)

The following table sets forth the number of shares excluded from the computation of diluted loss per share, as their inclusion would have been anti-dilutive (in-thousands):

	December 31,
	2021	2020
Shares underlying Series A Convertible Preferred Stock	—	11,688
Shares underlying warrants	—	3,013
Stock options	773	785
Unvested restricted stock awards	—	—
Shares equivalents excluded from EPS	773	15,486

Note 21 — Convertible Redeemable Preferred Stock

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

On October 8, 2021, the Company exercised its option to convert all of its 45,000 outstanding shares of Series A Convertible Preferred Stock into 11,688,310 shares of our common stock. The Certificate of Designation of the Series A Convertible Preferred Stock authorized the Company to convert the Series A Convertible Preferred Stock into common stock as its common stock Volume Weighted Average Price "VWAP" met the requisite conditions.

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

The Preferred was recorded as mezzanine equity (temporary equity) on the consolidated balance sheets because it was not mandatorily redeemable, but did contain a redemption feature at the option of the preferred stock-holders that was considered not solely within the Company’s control. Because the Preferred could have become redeemable at any time after 2.5 years from the Closing Date of April 7, 2020, the Company elected to recognize the changes in the maximum redemption value immediately as they occurred and adjusted the carrying value of the Preferred to equal the maximum redemption value at the end of each reporting period which was viewed as the redemption date for the Preferred. As of December 31, 2020, the Company recognized redemption value of $90 million, which was the maximum redemption value on the earliest redemption date based on a redemption value of $2,000 per share and 45,000 shares of Preferred. The recording of the Preferred maximum redemption value was treated as a deemed dividend and resulted in a $49 million charge to Shareholders’ Equity.

Note 22 — Concentration of Risk

The Company originates and purchases loans secured by a broad spectrum of commercial property throughout the United States. As of December 31, 2021 and 2020, geographic and property type concentrations of loans, by unpaid principal balance, were as follows:

	December 31,
	2021	2020
Geographic concentration:
California	23.3%	23.5%
New York	21.4	22.8
Florida	13.5	11.5
New Jersey	7.7	8.1
Other states (individually less than 5.0%)	34.1	34.1
	100.0%	100.0%

	December 31,
	2021	2020
Property type concentration:
Investor 1-4	50.7%	50.0%
Mixed use	12.8	13.3
Multifamily	8.8	9.4
Retail	9.1	8.8
Office	6.1	5.6
Warehouse	6.7	6.1
Other (individually less than 5.0%)	5.8	6.8
	100.0%	100.0%

As of December 31, 2021 and 2020, the Company held $17.6 million and $15.8 million, respectively, of real estate owned, net, with geographic concentrations as follows:

	December 31,
	2021	2020
Geographic concentration:
Maryland	21.4%	23.5%
Connecticut	6.1	21.7
Ohio	11.9	10.7
California	24.9	7.9
North Carolina	1.1	7.6
Arizona	—	7.1
Alabama	—	6.0
New Jersey	10.7	2.5
Other states (individually less than 5.0%)	23.9	13.0
	100.0%	100.0%

Note 23 — Commitments and Contingencies

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase, actual loss experience, estimated future loss exposure and other relevant factors including economic conditions. The Company believes its reserve balance of $141 thousand as of December 31, 2021 was sufficient to cover future loss exposure associated with repurchase contingencies.

(b)
Legal Proceedings

The Company is a party to various legal proceedings in the normal course of business. The Company, after consultation with legal counsel, believes the disposition of all pending litigation will not have a material effect on the Company’s consolidated financial statements.

Note 24— Retirement Plan

The Company maintains a qualified 401(k) retirement plan in accordance with the Internal Revenue Service code. Employees meeting certain eligibility requirements as detailed in the plan document may participate by deferring eligible compensation into the plan. The plan allows for discretionary employer matching contribution. For the years ended December 31, 2021, 2020 and 2019, the Company expensed $579 thousand, $476 thousand, and $366 thousand, respectively. These amounts are included in "compensation and employee benefits" on the consolidated statements of income.

Note 25 — Other Operating Expenses

The following table presents the components of other operating expenses for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	December 31,
	2021	2020	2019
Travel, marketing and business development	$661	$578	$1,307
Data processing and telecommunications	2,476	2,150	2,094
Office expenses	1,396	1,579	1,891
Insurance, taxes, and licenses	2,457	2,179	470
Other (1)	1,498	1,914	219
Total other operating expenses	$8,488	$8,400	$5,981
(1)
Other expenses increased in 2020 due to costs associated with operating as a public company, including SEC filing fees and Board of Directors fees.

Note 26 — Related Party Transactions

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

Note 27 — Fair Value Measurements

a)
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

b)
Cash and Cash Equivalents and Restricted Cash

Cash and restricted cash are recorded at historical cost. The carrying amount is a reasonable estimate of fair value as these instruments have short-term maturities and interest rates that approximate market, a Level 1 measurement.

c)
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

d)
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

e)
Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value, with fair value adjustments recorded on a nonrecurring basis. The Company uses a discounted cash flow model to estimate the fair value of loans held for sale, a Level 3 measurement.

f)
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

g)
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

h)
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

i)
Mortgage Servicing Rights

The Company determined the fair values based on a third-party valuation model that calculates the present value of estimated future net servicing income, a Level 3 measurement.

j)
Secured Financing, Net (Corporate Debt)

The Company determined the fair values estimate of the secured financing using the estimated cash flows discounted at an appropriate market rate, a Level 3 measurement.

k)
Warehouse Repurchase Facilities, Net

Warehouse repurchase facilities are recorded at historical cost. The carrying amount is a reasonable estimate of fair value as these instruments have short-term maturities of one-year or less and interest rates that approximate market plus a spread, a Level 2 measurement.

l)
Securitizations, Net

The fair value estimate of securities issued is determined by using estimated cash flows discounted at an appropriate market rate, a Level 3 measurement.

m)
Accrued Interest Receivable and Accrued Interest Payable

The carrying amounts of accrued interest receivable and accrued interest payable approximate fair value due to the short-term nature of these instruments, a Level 1 measurement.

The Company does not have any off-balance sheet financial instruments.

n)
Receivables Due From Servicers

The carrying amounts of receivables due from servicers approximate fair value due to the short-term nature of these instruments, a Level 1 measurement.

o)
Fair Value Disclosures

The following tables present information on assets measured and recorded at fair value as of December 31, 2021 and 2020, by level, in the fair value hierarchy (in thousands):

	Fair value measurements using			Total at
December 31, 2021	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$1,359	$1,359
Mortgage servicing rights	—	—	7,152	7,152
Total recurring fair value measurements	—	—	8,511	8,511
Nonrecurring fair value measurements:
Loans held for sale, net	—	—	87,422	87,422
Real estate owned, net	—	—	17,557	17,557
Individually evaluated loans requiring specific allowance, net	—	—	11,987	11,987
Total nonrecurring fair value measurements	—	—	116,966	116,966
Total assets	$—	$—	$125,477	$125,477

	Fair value measurements using			Total at
December 31, 2020	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$1,539	$1,539
Interest-only strips	—	—	238	238
Total recurring fair value measurements	—	—	1,777	1,777
Nonrecurring fair value measurements:
Loans held for sale, net	—	—	13,106	13,106
Real estate owned, net	—	—	15,767	15,767
Impaired loans requiring specific allowance, net	—	—	19,340	19,340
Total nonrecurring fair value measurements	—	—	48,213	48,213
Total assets	$—	$—	$49,990	$49,990

The following table presents gain (losses) recognized on assets measured on a nonrecurring basis for the years indicated (in thousands):

	December 31,
Gain (loss) on assets measured on a nonrecurring basis	2021	2020	2019
Loans held for sale, net	$17	$328	$(224)
Real estate held for sale, net	(1,759)	(1,734)	(1,631)
Individually evaluated loans requiring specific allowance, net	1,262	(1,755)	(277)
Total net loss	$(480)	$(3,161)	$(2,132)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets as of December 31, 2021 and 2020 ($ in thousands):

	December 31, 2021
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring allowance, net	$11,987	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	17,557	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	1,359	Discounted cash flow	Discount rate	5.8%	5.8%
			Collateral value (% of UPB)	95.0% to 120.0%	106.0%
			Timing of resolution/payoff (months)	1 to 38	34.8
			Prepayment rate	19.2% to 50%	19.2% to 50%
			Default rate	0.0% to 6.7%	1.0%
			Loss severity rate	0.0% to 13.4%	3.0%
Loans held for sale	87,422	Discounted cash flow	Discount rate	5.8%	5.8%
			Timing of resolution/payoff (months)	3 to 37	13.0
Mortgage servicing rights	7,152	Discounted cash flow	Discount rate	8.0% to 12.0%	8.0%
			Prepayment rate	2.4% to 3.5%	3.2%

	December 31, 2020
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring allowance, net	$19,340	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	15,767	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	1,539	Discounted cash flow	Discount rate	6.2%	6.2%
			Collateral value (% of UPB)	94.0% to 104.0%	100.0%
			Timing of resolution/payoff (months)	14 to 31	25.0
			Prepayment rate	17.5% to 30.0%	17.5% to 30.0%
			Default rate	5.0% to 15.0%	12.0%
			Loss severity rate	1.0%	1.0%
Loans held for sale	13,106	Discounted cash flow	Discount rate	6.2%	6.2%
			Timing of resolution/payoff (months)	31 to 34	32.0
Interest-only strips	238	Discounted cash flow	Discount rate	15.0%	15.0%
			Timing of resolution/payoff (months)	0 to 12	1.5

The following is a rollforward of loans that are measured at estimated fair value on a recurring basis for the years indicated (in thousands):

	December 31,
	2021	2020	2019
Beginning balance	$1,539	$2,960	$3,463
Loans liquidated	(163)	(1,808)	(421)
Principal paydowns	(46)	(55)	(73)
Total unrealized gain (loss) included in net income	29	442	(9)
Ending balance	$1,359	$1,539	$2,960

The following is a rollforward of interest-only strips that are measured at estimated fair value on a recurring basis for the years indicated (in thousands):

	December 31,
	2021	2020	2019
Beginning balance	$238	$894	$812
Interest-only strip additions	—	1,820	2,495
Interest-only strip write-offs	(238)	(2,469)	(2,202)
Total unrealized loss included in net income	—	(7)	(211)
Ending balance	$—	$238	$894

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value using a valuation allowance only if they are impaired. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of December 31, 2021 and 2020, the only financial assets measured at fair value were certain impaired loans held for investment, loans held for sale, interest-only strips, REO and FVO loans, which were measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Impaired loans were carried at approximately $12.0 million and $19.3 million as of December 31, 2021 and 2020, net of specific allowance for loan losses of approximately $1.4 million and $2.7 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated (in thousands):

	December 31, 2021
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$35,965	$35,965	$—	$—	$35,965
Restricted cash	11,639	11,639	—	—	11,639
Loans held for sale, net	87,908	—	—	87,908	87,908
Loans held for investment, net	2,527,564	—	—	2,655,357	2,655,357
Loans held for investment, at fair value	1,359	—	—	1,359	1,359
Accrued interest receivables	13,159	13,159	—	—	13,159
Mortgage servicing rights	7,152	—	—	7,152	7,152

Liabilities:
Secured financing, net	$162,845	$—	$—	$170,843	$170,843
Warehouse and repurchase facilities, net	301,069	—	301,069	—	301,069
Securitizations, net	1,911,879	—	—	1,931,002	1,931,002
Accrued interest payable	6,254	6,254	—	—	6,254

	December 31, 2020
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$13,273	$13,273	$—	$—	$13,273
Restricted cash	7,020	7,020	—	—	7,020
Loans held for sale, net	13,106	—	—	13,272	13,272
Loans held for investment, net	1,948,089	—	—	2,003,301	2,003,301
Loans held for investment, at fair value	1,539	—	—	1,539	1,539
Accrued interest receivable	11,373	11,373	—	—	11,373
Interest-only strips	238	—	—	238	238

Liabilities:
Secured financing, net	$74,982	$—	$—	$78,000	$78,000
Warehouse repurchase facilities, net	75,923	—	75,923	—	75,923
Securitizations, net	1,579,019	—	—	1,616,222	1,616,222
Accrued interest payable	5,503	5,503	—	—	5,503

Note 28 — Select Quarterly Financial Data (Unaudited)

The following tables set forth the Company's unaudited quarterly results for the periods indicated:

	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands)
Interest income	$49,360	$46,923	$44,978	$40,707	$41,556	$41,374	$39,755	$44,637
Interest expense - portfolio related	23,666	20,321	20,566	20,832	21,442	22,347	21,189	22,848
Net interest income - portfolio related	25,694	26,602	24,412	19,875	20,114	19,027	18,566	21,789
Interest expense - corporate debt	4,462	4,488	4,309	7,350	1,900	1,913	1,894	6,342
Net interest income	21,232	22,114	20,103	12,525	18,214	17,114	16,672	15,447
Provision for (reversal of) loan losses	377	228	(1,000)	105	406	1,573	1,800	1,290
Net interest income after provision for loan losses	20,855	21,886	21,103	12,420	17,808	15,541	14,872	14,157
Other operating income (expense)	2,617	339	2,432	2,801	4,691	1,349	(1,339)	1,620
Operating expenses	12,095	11,298	10,650	10,617	10,746	11,865	10,908	12,050
Income before income taxes	11,377	10,927	12,885	4,604	11,753	5,025	2,625	3,727
Income tax expense	3,024	2,905	3,432	1,208	2,177	1,544	484	1,148
Net income	$8,353	$8,022	$9,453	$3,396	$9,576	$3,481	$2,141	$2,579

Note 29 — Subsequent Events

The Company completed the securitization of $273.6 million of investor real estate loans on February 15, 2022 which will be accounted for as secured borrowings during the quarter ending March 31, 2022.

The Company has evaluated events that have occurred subsequent to December 31, 2021 and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VELOCITY FINANCIAL, INC.

Date: March 14, 2022	By:	/s/ Christopher D. Farrar
	Name:	Christopher D. Farrar
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher D. Farrar	Chief Executive Officer and Director	March 14, 2022
Christopher D. Farrar	(Principal Executive Officer)

/s/ Mark R. Szczepaniak	Chief Financial Officer	March 14, 2022
Mark R. Szczepaniak	(Principal Financial Officer)

/s/ Fiona L. Tam	Chief Accounting Officer	March 14, 2022
Fiona L. Tam	(Principal Accounting Officer)

/s/ Alan H. Mantel	Chair of the Board of Directors	March 14, 2022
Alan H. Mantel

/s/ Michael W. Chiao	Director	March 14, 2022
Michael W. Chiao

/s/ John P. Pitstick	Director	March 14, 2022
John P. Pitstick

/s/ John A. Pless	Director	March 14, 2022
John A. Pless

/s/ Joy L. Schaefer	Director	March 14, 2022
Joy L. Schaefer

/s/ Dorika M. Beckett	Director	March 14, 2022
Dorika M. Beckett

/s/ Katherine L. Verner	Director	March 14, 2022
Katherine L. Verner