Form 10-Q
period 2022-03-31
Velocity Financial, Inc.
filed 2022-05-06
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 1, 2022, the registrant had 32,384,645 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$36,629	$35,965
Restricted cash	10,837	11,639
Loans held for sale, net	77,503	87,908
Loans held for investment, net	2,828,302	2,527,564
Loans held for investment, at fair value	1,352	1,359
Total loans, net	2,907,157	2,616,831
Accrued interest receivables	14,169	13,159
Receivables due from servicers	78,278	74,330
Other receivables	4,527	1,812
Real estate owned, net	16,177	17,557
Property and equipment, net	3,690	3,830
Deferred tax asset	16,477	16,604
Mortgage servicing rights, at fair value	7,661	7,152
Goodwill	6,775	6,775
Other assets	7,345	6,824
Total assets	$3,109,722	$2,812,478
LIABILITIES
Accounts payable and accrued expenses	$92,768	$92,195
Secured financing, net	208,956	162,845
Securitizations, net	2,035,374	1,911,879
Warehouse and repurchase facilities, net	424,692	301,069
Total liabilities	2,761,790	2,467,988
Commitments and contingencies
EQUITY
Common stock ($0.01 par value, 100,000,000 shares authorized at March 31, 2022 and December 31, 2021; 32,384,645 and 32,293,042 shares issued and outstanding, respectively)	325	323
Treasury stock, at cost (33,647 common shares at March 31, 2022 and none December 31, 2021)	(458)	—
Additional paid-in capital	297,031	296,364
Retained earnings	47,543	44,422
Total Velocity Financial Inc. stockholders' equity	344,441	341,109
Noncontrolling interest in subsidiary	3,491	3,381
Total equity	347,932	344,490
Total liabilities and equity	$3,109,722	$2,812,478

The following table represents the assets and liabilities of our consolidated variable interest entities as follows:

ASSETS
Restricted cash	$4,014	$4,713
Loans held for investment, net	2,335,880	2,202,010
Accrued interest and other receivables	87,451	83,493
Real estate owned, net	11,148	9,861
Other assets	11	9
Total assets	$2,438,504	$2,300,086
LIABILITIES
Accounts payable and accrued expenses	$45,454	$45,705
Securities issued	2,035,374	1,911,879
Total liabilities	$2,080,828	$1,957,584

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Interest income	$52,049	$40,707
Interest expense — portfolio related	23,556	20,832
Net interest income — portfolio related	28,493	19,875
Interest expense — corporate debt	17,140	7,350
Net interest income	11,353	12,525
Provision for loan losses	730	105
Net interest income after provision for loan losses	10,623	12,420
Other operating income
Gain on disposition of loans	4,540	2,839
Unrealized gain (loss) on fair value loans	11	(2)
Other income (expense)	1,097	(36)
Total other operating income	5,648	2,801
Operating expenses
Compensation and employee benefits	5,323	5,186
Rent and occupancy	442	463
Loan servicing	2,450	1,867
Professional fees	1,362	533
Real estate owned, net	(175)	509
Other operating expenses	2,848	2,059
Total operating expenses	12,250	10,617
Income before income taxes	4,021	4,604
Income tax expense	790	1,208
Net income	3,231	3,396
Net income attributable to noncontrolling interest	110	—
Net income attributable to Velocity Financial, Inc.	3,121	3,396
Less undistributed earnings attributable to participating securities	48	1,281
Net earnings attributable to common stockholders	$3,073	$2,115
Earnings per common share
Basic	$0.10	$0.11
Diluted	$0.09	$0.10
Weighted average common shares outstanding
Basic	31,892	20,087
Diluted	34,204	33,407

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands)

(Unaudited)

	Common Stock				Treasury Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance – December 31, 2020	20,087,494	$201	$204,190	$15,198	—	$—	$219,589	—	$219,589
Restricted stock awarded and earned stock compensation	480,000	5	226	—	—	—	231	—	231
Stock-based compensation - Options	—	—	254	—	—	—	254	—	254
Net income	—	—	—	3,396	—	—	3,396	—	3,396
Balance – March 31, 2021	20,567,494	$206	$204,670	$18,594	—	$—	$223,470	—	$223,470

Balance – December 31, 2021	32,293,042	$323	$296,364	$44,422	—	$—	$341,109	$3,381	$344,490
Purchase of treasury stock, at cost	—	—	—	—	(33,647)	(458)	(458)	—	(458)
Restricted stock awarded and earned stock compensation	125,250	2	416	—	—	—	418	—	418
Stock-based compensation - Options	—	—	251	—	—	—	251	—	251
Net income	—	—	—	3,121	—	—	3,121	110	3,231
Balance – March 31, 2022	32,418,292	$325	$297,031	$47,543	(33,647)	$(458)	$344,441	$3,491	$347,932

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net income including noncontrolling interest	$3,231	$3,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206	301
Amortization of right-of-use assets	330	367
Provision for loan losses	730	105
Provision for repurchase of loans	228	—
Purchase of held for sale loans	—	(1,950)
Repayments on loans held for sale	—	(121)
Net accretion of discount on purchased loans and deferred loan origination costs	1,927	1,368
Provision for uncollectible borrower advances	50	261
Gain on disposition of loans	(4,254)	(2,592)
Real estate acquired through foreclosure in excess of recorded investment	(286)	(247)
Amortization of debt issuance discount and costs	12,092	6,403
Loss on disposal of property and equipment	—	1
Change in valuation of real estate owned	(235)	435
Change in valuation of fair value loans	(10)	2
Change in valuation of mortgage servicing rights	(510)	—
Change in valuation of held for sale loans	—	(17)
Gain on sale of real estate owned	(320)	(188)
Stock-based compensation	669	485
Deferred tax expense (benefit)	127	(2,592)
(Increase) decrease in operating assets and liabilities:
Accrued interest and other receivables	(1,870)	2,800
Other assets	(858)	(930)
Accounts payable and accrued expenses	589	3,137
Net cash provided by operating activities	11,836	10,424
Cash flows from investing activities:
Purchase of loans held for investment	(4,629)	—
Origination of loans held for investment	(585,713)	(236,484)
Payoffs of loans held for investment and loans at fair value	146,217	124,189
Proceeds from sales of loans originally classified as held for investment	147,340	57,924
Proceeds from sale of real estate owned	4,630	2,942
Capitalized real estate owned improvements	—	(10)
Change in advances	(193)	(548)
Change in impounds and deposits	(1,244)	(1,620)
Purchase of property and equipment	(66)	(49)
Net cash used in investing activities	(293,658)	(53,656)
Cash flows from financing activities:
Warehouse repurchase facilities advances	607,760	196,633
Warehouse repurchase facilities repayments	(483,600)	(68,261)
Proceeds from secured financing	215,000	140,000
Repayment of secured financing	(170,844)	(78,875)
Proceeds of securitizations, net	268,967	—
Repayment of securitizations	(145,057)	(128,357)
Purchase of treasury stock	(458)	—
Debt issuance costs	(10,084)	(10,959)
Net cash provided by financing activities	281,684	50,181
Net (decrease) increase in cash, cash equivalents, and restricted cash	(138)	6,949
Cash, cash equivalents, and restricted cash at beginning of period	47,604	20,293
Cash, cash equivalents, and restricted cash at end of period	$47,466	$27,242

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for interest	$27,316	$21,594
Cash paid during the period for income taxes	277	100
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to held for sale	149,379	44,892
Transfer of loans held for investment to real estate owned	2,408	1,652
Transfer of accrued interest to loans held for investment	466	618
Discount on issuance of securitizations	4,627	—
Transfer of loans held for sale to held for investment	13,975	1,747

See accompanying Notes to Consolidated Financial Statements

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

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

VCC, a California LLC formed on June 2, 2004, is a mortgage lender that originates and acquires commercial investor real estate loans, providing capital to the investor real estate loan market. The Company is licensed as a California Finance Lender and, as such, is required to maintain a minimum net worth of $250 thousand. The Company does not believe there is any potential risk of not being able to meet this regulatory requirement. The Company uses its equity capital and borrowed funds to originate and invest in investor real estate loans and seeks to generate income based primarily on the difference between the yield on its investor real estate loan portfolio and the cost of its borrowings. The Company may also sell loans from time to time. The Company does not originate or acquire investments outside of the United States of America.

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2015-1 Trust through and including the 2022-1 Trust, all of which are New York common law trusts, with the exception of VCC 2020-MC1 Trust which is a Delaware statutory trust. The Trusts are bankruptcy remote, variable interest entities (VIE) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2022 and 2021 have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

(b)
Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies, of its audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission.

There have been no significant changes to the Company’s significant accounting policies as described in its 2021 Annual Report.

(c)
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

The consolidated financial statements as of March 31, 2022 and December 31, 2021 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs.

Note 3 — Current Accounting Developments

(a)
Recently Issued Accounting Standards

ASU 2022-2, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments in this ASU eliminate the recognition and measurement guidance for troubled debt restructuring by Creditors, and require enhanced disclosures for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-4 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables. This ASU is effective January 1, 2023 for the Company. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

(b) Treasury Shares

The Company separately presents treasury shares, which represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. Treasury shares are carried at cost.

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$36,629	$20,434
Restricted cash	10,837	6,808
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$47,466	$27,242

Note 5 — Loans Held for Sale, Net

The following table summarizes loans held for sale as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Unpaid principal balance	$76,869	$87,422
Valuation adjustments	—	—
Deferred loan origination costs	634	486
Ending balance	$77,503	$87,908

Note 6 — Loans Held for Investment and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment
Unpaid principal balance	$2,798,632	$1,315	$2,799,947
Valuation adjustments on FVO loans	—	37	37
Deferred loan origination costs	34,334	—	34,334
	2,832,966	1,352	2,834,318
Allowance for loan losses	(4,664)	—	(4,664)
Total loans held for investment and loans held for investment at fair value, net	$2,828,302	$1,352	$2,829,654

	December 31, 2021
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment
Unpaid principal balance	$2,498,466	$1,332	$2,499,798
Valuation adjustments on FVO loans	—	27	27
Deferred loan origination costs	33,360	—	33,360
	2,531,826	1,359	2,533,185
Allowance for loan losses	(4,262)	—	(4,262)
Total loans held for investment and loans held for investment at fair value, net	$2,527,564	$1,359	$2,528,923

The following tables summarize the Unpaid Principal Balance (“UPB”) and amortized cost basis of loans in the Company's COVID-19 forbearance program for the three months ended March 31, 2022 and the year ended December 31, 2021 ($ in thousands):

	March 31, 2022
	UPB	%	Amortized Cost	%
Beginning balance	$292,429		$295,990
Additions	—		—
Foreclosures	—		—
Repayments	(31,720)		(32,130)
Ending balance	$260,709		$263,860

Performing/Accruing	$206,495	79.2%	$209,033	79.2%

Nonperforming/Nonaccrual	$54,214	20.8%	$54,827	20.8%

	December 31, 2021
	UPB	%	Amortized Cost	%
Beginning balance	$392,073		$396,918
Additions	2,616		2,615
Foreclosures	(402)		(408)
Repayments	(101,858)		(103,135)
Ending balance	$292,429		$295,990

Performing/Accruing	$233,307	79.8%	$236,076	79.8%

Nonperforming/Nonaccrual	$59,122	20.2%	$59,914	20.2%

Since April 1, 2020, the inception of the COVID-19 forbearance program, the Company has modified $408.7 million in UPB of loans, which includes capitalized interest of $10.5 million. As of March 31, 2022, $167.4 million in UPB of modified loans has been paid down, which includes $3.3 million of capitalized interest received and we have not forgiven any capitalized interest.

Approximately 79.2% and 79.8% of the COVID forbearance loans in UPB were performing, and 20.8% and 20.2% were on nonaccrual status as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, the gross unpaid principal balance of loans held for investment pledged as collateral for the Company’s warehouse facilities, and securitizations issued were as follows (in thousands):

	March 31, 2022	December 31, 2021
The 2013 repurchase agreement	$249,172	$202,511
The 2021 repurchase agreement	214,612	114,072
The Bank credit agreement	47,153	30,959
The 2021 term repurchase agreement	42,151	53,217
The July 2021 term repurchase agreement	2,873	—
Total pledged loans	$555,961	$400,759

2015-1 Trust	29,198	31,931
2016-1 Trust	48,686	52,623
2017-2 Trust	84,592	94,809
2018-1 Trust	63,955	71,051
2018-2 Trust	138,776	154,974
2019-1 Trust	127,360	144,727
2019-2 Trust	122,774	132,358
2019-3 Trust	98,414	103,266
2020-1 Trust	174,770	189,547
2020-2 Trust	90,335	98,403
2020-MC1 Trust	115,709	134,957
2021-1 Trust	242,200	249,396
2021-2 Trust	192,130	198,039
2021-3 Trust	198,949	202,138
2021-4 Trust	302,541	314,547
2022-1 Trust	274,402	—
Total	$2,304,791	$2,172,766

(a) Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment that were nonperforming and on nonaccrual status as of March 31, 2022 and December 31, 2021. There were no loans accruing interest that were greater than 90 days past due as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual Loans with Allowance
	($ in thousands)
Commercial - Purchase	$16,712	$15,731	$981	$28	0.2%
Commercial - Refinance	83,695	77,673	6,022	770	5.4
Residential 1-4 Unit - Purchase	24,934	24,677	257	96	0.7
Residential 1-4 Unit - Refinance	107,362	105,273	2,089	198	1.4
Short Term 1-4 Unit - Purchase	2,869	2,764	105	32	0.2
Short Term 1-4 Unit - Refinance	43,231	38,506	4,725	475	3.4
Total	$278,803	$264,624	$14,179	$1,599	11.3%

Troubled Debt Restructuring included in nonaccrual loans:	$165	$—	$—	$25	—

	December 31, 2021
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual Loans with Allowance
	($ in thousands)
Commercial - Purchase	$17,260	$16,501	$759	$9	0.1%
Commercial - Refinance	85,935	79,131	6,804	826	6.2
Residential 1-4 Unit - Purchase	17,385	17,128	257	96	0.7
Residential 1-4 Unit - Refinance	107,552	105,515	2,037	138	1.0
Short Term 1-4 Unit - Purchase	2,986	2,881	105	31	0.2
Short Term 1-4 Unit - Refinance	45,300	41,870	3,430	306	2.3
Total	$276,418	$263,026	$13,392	$1,406	10.5%

Troubled Debt Restructuring included in nonaccrual loans:	$165	$—	$—	$25	—

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

The following tables present the amortized cost basis in the loans held for investment, excluding loans held for investment at fair value, as of March 31, 2022 and 2021, and the amount of accrued interest receivables written off by reversing interest income by portfolio segment for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022		2021
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$609,232	$(115)	$326,082	$(140)
Commercial - Refinance	889,829	(253)	693,247	(468)
Residential 1-4 Unit - Purchase	448,727	(219)	239,201	(58)
Residential 1-4 Unit - Refinance	782,105	(298)	598,744	(521)
Short Term 1-4 Unit - Purchase	38,683	(22)	40,739	(46)
Short Term 1-4 Unit - Refinance	64,390	(238)	116,373	(242)
Total	$2,832,966	$(1,145)	$2,014,386	$(1,475)

For the three months ended March 31, 2022 and 2021 cash basis interest income recognized on nonaccrual loans was $7.3 million and $6.7 million, respectively. No accrued interest income was recognized on nonaccrual loans for the three months ended March 31, 2022, and interest income recognized on loans 90 days or more past due and still accruing for the three months ended March 31, 2021 was $5.0 thousand. The average recorded investment of individually evaluated loans, computed using month-end balances, was $281.9 million and $337.1 million for the three months ended March 31, 2022 and 2021, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified as of March 31, 2022 and 2021.

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

The Company uses an open pool loss rate methodology to model expected credit losses on a collective basis. To determine the loss rates for the open pool method, the Company starts with its historical database of losses, segmenting the loans by loan purpose, product type and repayment period. A third-party model applying the open pool method is used to estimate an annual average loss rates by dividing the respective pool's quarterly historical losses by the pool's respective prior quarter’s ending unamortized loan cost balance and deriving an annual average loss rate from the historical quarterly loss rates. The model then adjusts the annual average loss rates based upon macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates are applied to the forecasted pool balance within each segment. The forecasted balances in the loan pool segments are calculated based on a principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments. For the March 31, 2022 estimate, the Company considered a severe stress scenario with a five-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate given the uncertainty around future COVID cases, the war between Russia and Ukraine, spike in inflation, and the continued disruption in the supply chain.

Once a loan becomes nonperforming (90 or more days past due), it no longer shares the same risk characteristics of the other loans within its segment of homogeneous loans (pool). Nonperforming loans are considered collateral dependent by the Company. These loans are evaluated individually using the practical expedient to determine the credit exposure.

The following tables present the activity in the allowance for credit losses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - January 1, 2022	$385	$2,144	$400	$948	$43	$342	$4,262
Provision for loan losses (1)	281	1	(11)	186	7	266	730
Charge-offs	(147)	(5)	—	(105)	—	(71)	(328)
Ending balance	$519	$2,140	$389	$1,029	$50	$537	$4,664

Allowance related to:
Loans individually evaluated	$28	$770	$96	$198	$32	$475	$1,599
Loans collectively evaluated	490	1,370	293	832	17	62	3,064
Amortized cost related to:
Loans individually evaluated	$16,712	$83,695	$24,934	$107,362	$2,869	$43,231	$278,803
Loans collectively evaluated	592,520	806,134	423,793	674,743	35,814	21,159	2,554,163

	Three Months Ended March 31, 2021
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - January 1,2021	$373	$2,093	$333	$1,216	$595	$1,235	5,845
Provision for loan losses (1)	(45)	(103)	26	11	(195)	411	105
Charge-offs	—	—	(37)	—	(14)	(18)	(69)
Ending balance	$328	$1,990	$322	$1,227	$386	$1,646	$5,881

Allowance related to:
Loans individually evaluated	$116	$570	$96	$525	$323	$1,347	2,977
Loans collectively evaluated	212	1,419	226	703	63	281	2,904
Amortized cost related to:
Loans individually evaluated	$22,241	$103,778	$21,857	$127,106	$4,345	$59,434	$338,761
Loans collectively evaluated	303,841	589,469	217,344	471,638	36,394	56,939	1,675,625
(1)
The provision for loan losses increased from approximately $0.1 million for the three months ended March 31,2021 to $0.7 million for the three months ended March 31, 2022 due mainly to an increase in the held for investment loan portfolio.

(c)
Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-off rate in relation to its nonperforming loans as its credit quality indicator. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. As of March 31, 2022, the annualized charge-off rate was 0.47% of average nonperforming loans. The charge-off rate was 0.42% for the year ended December 31, 2021.

Other credit quality indicators include aging status and accrual status. The following table presents the aging status of the amortized cost basis in the loans held for investment portfolio, excluding loans held for investment at fair value, which include $263.9 million and $296.0 million loans in the Company’s COVID-19 forbearance program as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
March 31, 2022	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$2,132	$1,468	$13,112	$16,712	$—	$16,712
Commercial - Refinance	4,074	6,660	72,961	83,695	—	83,695
Residential 1-4 Unit - Purchase	322	249	24,363	24,934	—	24,934
Residential 1-4 Unit - Refinance	3,209	3,948	100,205	107,362	—	107,362
Short Term 1-4 Unit - Purchase	—	99	2,770	2,869	—	2,869
Short Term 1-4 Unit - Refinance	2,749	1,580	38,902	43,231	—	43,231
Total loans individually evaluated	$12,486	$14,004	$252,313	$278,803	$—	$278,803
Loans collectively evaluated
Commercial - Purchase	$16,861	$7,650	$—	$24,511	$568,009	$592,520
Commercial - Refinance	33,414	15,803	—	49,217	756,917	806,134
Residential 1-4 Unit - Purchase	11,000	1,993	—	12,993	410,800	423,793
Residential 1-4 Unit - Refinance	27,634	14,535	—	42,169	632,574	674,743
Short Term 1-4 Unit - Purchase	3,350	—	—	3,350	32,464	35,814
Short Term 1-4 Unit - Refinance	3,081	2,306	—	5,387	15,772	21,159
Total loans collectively evaluated	$95,340	$42,287	$—	$137,627	$2,416,536	$2,554,163
Ending balance	$107,826	$56,291	$252,313	$416,430	$2,416,536	$2,832,966

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2021	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$700	$2,314	$14,246	$17,260	$—	$17,260
Commercial - Refinance	4,464	6,818	74,488	85,770	165	85,935
Residential 1-4 Unit - Purchase	—	682	16,703	17,385	—	17,385
Residential 1-4 Unit - Refinance	807	1,088	105,657	107,552	—	107,552
Short Term 1-4 Unit - Purchase	1,224	—	1,762	2,986	—	2,986
Short Term 1-4 Unit - Refinance	615	1,010	43,675	45,300	—	45,300
Total loans individually evaluated	$7,810	$11,912	$256,531	$276,253	$165	$276,418
Loans collectively evaluated
Commercial - Purchase	$17,319	$4,034	$—	$21,353	$470,808	$492,161
Commercial - Refinance	31,769	7,025	—	38,794	658,532	697,326
Residential 1-4 Unit - Purchase	14,905	5,580	—	20,485	370,900	391,385
Residential 1-4 Unit - Refinance	39,045	9,548	—	48,593	574,175	622,768
Short Term 1-4 Unit - Purchase	21,412	217	—	21,629	4,374	26,003
Short Term 1-4 Unit - Refinance	4,060	5,561	—	9,621	16,144	25,765
Total loans collectively evaluated	$128,510	$31,965	$—	$160,475	$2,094,933	$2,255,408
Ending balance	$136,320	$43,877	$256,531	$436,728	$2,095,098	$2,531,826
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.
In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of March 31, 2022 and December 31, 2021 (in thousands).

Term Loans Amortized Cost Basis by Origination Year
March 31, 2022:	2022	2021	2020	2019	2018	Pre-2018	Total
Commercial - Purchase
Payment performance

Performing	$126,178	$271,850	$43,643	$72,467	$41,001	$37,381	$592,520
Nonperforming	—	1,310	186	6,945	3,335	4,936	16,712
Total Commercial - Purchase	$126,178	$273,160	$43,829	$79,412	$44,336	$42,317	$609,232

Commercial - Refinance
Payment performance
Performing	$150,900	$233,066	$63,018	$136,891	$108,844	$113,415	$806,134
Nonperforming	—	5,644	3,240	23,869	23,908	27,034	83,695
Total Commercial - Refinance	$150,900	$238,710	$66,258	$160,760	$132,752	$140,449	$889,829

Residential 1-4 Unit - Purchase
Payment performance
Performing	$59,343	$251,221	$12,751	$44,716	$24,706	$31,056	$423,793
Nonperforming	—	9,742	2,171	4,126	3,566	5,329	24,934
Total Residential 1-4 Unit - Purchase	$59,343	$260,963	$14,922	$48,842	$28,272	$36,385	$448,727

Residential 1-4 Unit - Refinance
Payment performance
Performing	$95,030	$328,551	$27,422	$103,584	$51,501	$68,655	$674,743
Nonperforming	—	16,473	7,005	30,117	28,765	25,002	107,362
Total Residential 1-4 Unit - Purchase	$95,030	$345,024	$34,427	$133,701	$80,266	$93,657	$782,105

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$9,018	$7,412	$14,980	$4,404	$—	$—	$35,814
Nonperforming	—	—	1,562	1,202	105	—	2,869
Total Short Term 1-4 Unit - Purchase	$9,018	$7,412	$16,542	$5,606	$105	$—	$38,683

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$7,301	$1,638	$8,051	$4,169	$—	$—	$21,159
Nonperforming	—	243	13,679	23,695	5,614	—	43,231
Total Short Term 1-4 Unit - Refinance	$7,301	$1,881	$21,730	$27,864	$5,614	$—	$64,390

Total Portfolio	$447,770	$1,127,150	$197,708	$456,185	$291,345	$312,808	$2,832,966

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	2017	Pre-2017	Total
Commercial - Purchase
Payment performance
Performing	$277,618	$45,836	$81,541	$46,637	$24,164	$16,365	$492,161
Nonperforming	288	1,781	5,541	4,180	3,539	1,931	17,260
Total Commercial - Purchase	$277,906	$47,617	$87,082	$50,817	$27,703	$18,296	$509,421

Commercial - Refinance
Payment performance
Performing	$239,688	$64,966	$144,017	$118,735	$62,374	$67,545	$697,325
Nonperforming	2,482	3,949	26,012	26,869	16,492	10,131	85,935
Total Commercial - Refinance	$242,170	$68,915	$170,029	$145,604	$78,866	$77,676	$783,260

Residential 1-4 Unit - Purchase
Payment performance
Performing	$263,180	$12,878	$48,930	$29,544	$12,863	$23,990	$391,385
Nonperforming	1,372	2,749	3,896	3,736	3,487	2,145	17,385
Total Residential 1-4 Unit - Purchase	$264,552	$15,627	$52,826	$33,280	$16,350	$26,135	$408,770

Residential 1-4 Unit - Refinance
Payment performance
Performing	$343,199	$31,334	$114,145	$59,825	$31,774	$42,492	$622,769
Nonperforming	11,646	6,040	31,816	30,626	16,677	10,747	107,552
Total Residential 1-4 Unit - Purchase	$354,845	$37,374	$145,961	$90,451	$48,451	$53,239	$730,321

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$1,890	$15,582	$8,531	$—	$—	$—	$26,003
Nonperforming	—	1,565	1,316	105	—	—	2,986
Total Short Term 1-4 Unit - Purchase	$1,890	$17,147	$9,847	$105	$—	$—	$28,989

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$1,448	$11,991	$12,326	$—	$—	$—	$25,765
Nonperforming	1,038	15,819	22,618	5,825	—	—	45,300
Total Short Term 1-4 Unit - Refinance	$2,486	$27,810	$34,944	$5,825	$—	$—	$71,065

Total Portfolio	$1,143,849	$214,490	$500,689	$326,082	$171,370	$175,346	$2,531,826

Note 7 — Receivables Due From Servicers

The following tables summarize receivables due from servicers as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Securitizations	Warehouse and repurchase facilities and other	Total
Loan principal payments due from servicers	$43,392	$1,115	$44,507
Other loan servicing receivables	13,437	817	14,254
Loan servicing receivables	56,829	1,932	58,761
Corporate and escrow advances receivable	17,837	1,680	19,517
Total receivables due from servicers	$74,666	$3,612	$78,278

	December 31, 2021
	Securitizations	Warehouse and repurchase facilities and other	Total
Loan principal payments due from servicers	$42,344	$1,165	$43,509
Other loan servicing receivables	10,718	730	11,448
Loan servicing receivables	53,062	1,895	54,957
Corporate and escrow advances receivable	17,884	1,489	19,373
Total receivables due from servicers	$70,946	$3,384	$74,330

Note 8 — Mortgage Servicing Rights

Mortgage loans serviced are related to the Century business and not included in the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others amounted to $514.8 million and $520.6 million as of March 31, 2022 and December 31, 2021, respectively. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Significant assumptions used in determining the fair value of servicing rights as of March 31, 2022 and December 31, 2021 include: 1) Weighted average discount rate of 8.0%, and 2) Weighted average conditional prepayment rate of 3.1% and 3.2%, respectively. The following table presents the Company's mortgage servicing rights (in thousands):

	March 31, 2022	December 31, 2021
Balance at the beginning of year	$7,152	$—
Mortgage servicing rights acquired, at fair value	—	7,152
Additions	—	—
Fair value adjustments	509	—
Balance at end of period	$7,661	$7,152

Note 9 — Securitizations, Net

From May 2011 through March 2022, the Company completed twenty securitizations of $4.7 billion of loans, issuing $4.3 billion of securities to third parties through twenty respective Trusts. The Company is the sole beneficial interest holder of the remaining Trusts, which are variable interest entities included in the consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 5%–30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from September 2044 through February 2052.

The following table summarizes the outstanding balance, net of discounts and deal costs, of the securities and the effective interest rate for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,
Securitizations:	2022	2021
Securitizations, net	$2,035,374	$1,453,386
Interest expense	19,791	19,127
Average outstanding balance	2,018,186	1,548,642
Effective interest rate (1)	3.92%	4.94%
(1)
Represents annualized interest expense divided by average gross outstanding balance and includes average rate of 3.22% and debt issuance cost amortization of 0.70% and average rate of 4.24% and debt issuance cost amortization of 0.70% for the three months ended March 31, 2022 and 2021, respectively.

Note 10 — Other Debt

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

(a)
Secured Financing, Net (Corporate Debt)

On February 5, 2021, the Company entered into a five-year $175.0 million syndicated corporate debt agreement, the (“the 2021 Term Loan”). The 2021 Term Loan had an interest rate equal to one-month LIBOR plus 8.00% with a 1.00% LIBOR floor, and matured on February 4, 2026. A portion of the net proceeds from the 2021 Term Loan was used to redeem all the amounts owed pursuant to the 2019 debt agreement (“2019 Term Loan”). The remaining portion of the net proceeds from the 2021 Term Loan was used for loan originations and general corporate purposes. The 2021 Term Loan was paid off in March 2022.

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to the 2021 Term Loan. The remaining portion of the net proceeds from the 2022 Term Loan will be used for loan originations and general corporate purposes. As of March 31, 2022, the balance of the 2022 Term Loan was $215.0 million. The balance in the consolidated balance sheets is net of debt issuance costs of $6.0 million as of March 31, 2022 . The 2022 Term Loan is secured by substantially all assets of the Company not otherwise pledged under a securitization or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of March 31, 2022, the Company was in compliance with these covenants.

(b)
Warehouse Repurchase and Revolving Loan Facilities, Net

On May 17, 2013, the Company entered into a Repurchase Agreement (“the 2013 Repurchase Agreement”) with a warehouse lender. The 2013 Repurchase Agreement is a modified mark-to-market agreement and has a current maturity date of September 29, 2023, and is a short-term borrowing facility, collateralized by a pool of performing loans, with a maximum capacity of $200.0 million, and bears interest at one-month LIBOR plus 3.25%. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rates were 4.0% and 4.2% as of March 31, 2022 and December 31, 2021, respectively.

On September 12, 2018, the Company entered into a three-year non-mark-to-market secured revolving loan facility agreement (“the Bank Credit Agreement”) with a bank. The Bank Credit Agreement has a current extended maturity date of November 10, 2023. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at the lesser of the one-month LIBOR Rate with a 0.75% floor, plus 3.5% per annum and the maximum rate, which is the highest lawful and non-usurious rate of interest applicable to the loan. The maximum capacity under this facility is $50.0 million. The effective interest rates were 4.7% and 7.3% as of March 31, 2022 and December 31, 2021, respectively.

On December 26, 2019, the Company entered into a $3.0 million loan agreement (“the 2019 Loan”) with a lender. The 2019 Loan is secured by five real properties acquired by the Company through foreclosure or by deed-in lieu of foreclosure. The 2019 Loan bears a fixed interest rate of 9.5% with an extended maturity date of June 1, 2022. This loan was paid off in March 2022. The effective interest rate was 10.5% as of March 31, 2022 and December 31, 2021.

On January 29, 2021, the Company entered into a non-mark-to-market Repurchase Agreement (“the 2021 Repurchase Agreement”) with a warehouse lender. The 2021 Repurchase Agreement has a maturity date of February 28, 2023, and was a short-term borrowing facility, collateralized by a pool of loans, with a maximum capacity of $200.0 million, and bore interest at one-month LIBOR plus a margin of 3.50% during the availability period and 4.50% during the amortization period. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rates were 4.9% and 5.9% as of March 31, 2022 and December 31, 2021, respectively.

On April 16, 2021, The Company entered into a non-mark-to-market Term Repurchase Agreement (“the 2021 Term Repurchase Agreement”) with a warehouse lender. The 2021 Term Repurchase Agreement has a maturity date of April 16, 2024, with a borrowing period through April 16, 2023. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at one-month LIBOR plus 3.0% per annum. The maximum capacity under this facility is $100.0 million. The effective interest rates were 3.6% and 3.5% as of March 31, 2022 and December 31, 2021, respectively.

On July 29, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the July 2021 Term Repurchase Agreement”) with a warehouse lender. The July 2021 Term Repurchase Agreement has a maturity date of July 29, 2024, with an option to extend the term to July 29, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at one-month LIBOR with a 0.5% floor plus 4.5% per annum. The maximum capacity under this facility is $100.0 million. The effective interest rates was 21.9% as of March 31, 2022 and there was no balance outstanding as of December 31, 2021.

Certain of the Company’s loans are pledged as security under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of March 31, 2022 and December 31, 2021, the Company was in compliance with these covenants.

The following table summarizes the maximum borrowing capacity and current gross balances outstanding of the Company’s warehouse facilities and loan agreements as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Period end balance (1)	Maximum borrowing capacity	Period end balance (1)	Maximum borrowing capacity
The 2021 term repurchase agreement	$32,112	$100,000	$41,636	$100,000
The 2021 repurchase agreement	164,563	200,000	82,580	200,000
The July 2021 term repurchase agreement	2,742	100,000	—	100,000
The 2013 repurchase agreement	192,214	200,000	153,499	200,000
The Bank credit agreement	35,328	50,000	22,385	50,000
The 2019 loan agreement	—	—	2,700	3,000
Total	$426,959	$650,000	$302,800	$653,000

(1)
Warehouse repurchase facilities amounts in the consolidated balance sheets are net of debt issuance costs amounting to $2.3 million and $1.7 million as of March 31, 2022 and December 31, 2021, respectively.

The following table provides an overview of the activity and effective interest rate for the three months ended March 31, 2022 and 2021 ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Warehouse and repurchase facilities:
Average outstanding balance	$338,247	$113,528
Highest outstanding balance at any month-end	426,959	204,574
Effective interest rate (1)	4.45%	6.01%

(1)
Represents annualized interest expense divided by average gross outstanding balance and includes average rate of 3.89% and debt issuance cost amortization of 0.56%, and average rate of 4.77% and debt issuance cost amortization of 1.24%, for the three months ended March 31, 2022 and 2021, respectively.

The following table provides a summary of interest expense that includes debt issuance cost amortization, interest, amortization of discount, and deal cost amortization for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022		2021
Warehouse and repurchase facilities	$3,765		$1,705
Securitizations	19,791		19,127
Interest expense — portfolio related	23,556		20,832
Interest expense — corporate debt	17,140	(1)	7,350	(2)
Total interest expense	$40,696		$28,182
(1)
Included in the $17.1 million of interest expense – corporate debt for the three months ended March 31, 2022 was the one-time debt issuance costs write-off of $7.7 million and prepayment fee of $5.1 million associated with the repayment of $170.8 million in outstanding principal amount in March 2022.
(2)
Included in the $7.4 million of interest expense – corporate debt for the March 31, 2021 was the one-time debt issuance costs write-off of $2.9 million and prepayment fee of $1.6 million associated with the payoff of $78.0 million in outstanding principal amount in February 2021.

Note 11 — Commitments and Contingencies

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

The Company records a repurchase liability relating to representations and warranties and early payment defaults. The method used to estimate the liability for repurchase is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults. The Company establishes a liability at the time loans are sold and continually updates the estimated repurchase liability. The level of the repurchase liability for representations and warranties and early payment default requires considerable management judgment. As of March 31, 2022 and December 31, 2021, the balance of repurchase liability was $369 thousand and $141 thousand, respectively, and it is included in accounts payable and accrued expenses in the consolidated balance sheets.

(b)
Legal Proceedings

The Company is a party to various legal proceedings in the normal course of business. The Company, after consultation with legal counsel, believes the disposition of all pending litigation will not have a material effect on the Company’s consolidated financial condition or results of operations.

Note 12 — Stock-Based Compensation

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

In February 2022, the Company issued 125,250 shares of restricted stock awards and 102,750 shares of performance stock unit awards to certain employees, including named executive officers at no cost to employees.

Restricted stock-based awards vest ratably over a service period of three years from the date of the grant. Performance-based stock unit awards are linked to the average core net income annual growth over the three-year period of 2022 – 2024. Settlement of vested performance-based stock units will be made on the date that the Compensation Committee certifies the average core net income annual growth for the three-year period. Compensation expense related to restricted stock-based awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. Compensation expense related to performance-based stock unit awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using an estimate of the probability of achieving the performance target. The estimates will be reviewed quarterly and the expense adjusted accordingly. The Company recognized $0.6 million and $0.5 million compensation expense related to the outstanding stock options, unvested restricted stock awards, and unvested performance-based stock unit awards granted to employees for the three months ended March 31, 2022 and 2021, respectively. Such amount is included in “Compensation and employee benefits” on the Consolidated Statement of Income. The amount of unrecognized compensation expense related to unvested stock options, restricted stock awards and performance-based stock unit awards totaled $5.8 million and $5.0 million as of March 31, 2022 and 2021, respectively.

Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three months ended March 31, 2022, the Company purchased treasury shares of 33,647 at an average price of $13.61 per share. No share was purchased during the three months ended March 31, 2021.

Note 13 — Earnings Per Share

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

The following table presents the basic and diluted earnings per share calculations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
Basic EPS:
Net income attributable to common stockholders	$3,121	$3,396
Less: earnings attributable to participating securities	48	1,281
Net earnings attributable to common stock	$3,073	$2,115
Weighted average common shares outstanding	31,892	20,087
Basic earnings per common share	$0.10	$0.11
Diluted EPS:
Net income attributable to common stockholders	$3,121	$3,396
Weighted average common shares outstanding	31,892	20,087
Add dilutive effects for assumed conversion of Series A preferred stock	—	11,688
Add dilutive effects for warrants	2,127	1,587
Add dilutive effects for stock options	5	—
Add dilutive effects of unvested restricted stock awards	180	45
Weighted average diluted common shares outstanding	34,204	33,407
Diluted income per common share	$0.09	$0.10

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Shares underlying warrants	—	—
Stock options	773	785
Unvested restricted stock awards	—	—
Unvested performance-based stock units	103	—
Share equivalents excluded from EPS	876	785

Note 14 — Convertible Preferred Stock

On April 7, 2020, the Company issued and sold in a private placement Series A Convertible Preferred Stock plus warrants (the “Warrants”) to purchase additional shares of the Company’s common stock to funds affiliated with Snow Phipps and a fund affiliated with Pacific Investment Management Company LLC (TOBI). Snow Phipps and TOBI are considered affiliates and, therefore, are related parties to the Company.

The Warrants are exercisable at the warrant holder’s option at any time and from time to time, in whole or in part, until April 7, 2025 at an exercise price of $2.96 per share of common stock, with respect to 2,008,750 of the Warrants, and at an exercise price of $4.94 per share of common stock, with respect to 1,004,375 of the Warrants. The exercise price and the number of shares of common stock issuable upon exercise of the Warrants are subject to customary antidilution adjustments and certain issuances of common stock (or securities convertible into or exercisable for common stock) at a price (or having a conversion or exercise price) that is less than the then current exercise price. The Company is not required to affect an exercise of Warrants, if after giving effect to the issuance of common stock upon exercise of such Warrants such warrant holder together with its affiliates would beneficially own 49% or more of the Company’s outstanding common stock.

Note 15 — Fair Value Measurements

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

o
Level 1 - Valuation is based on quoted prices for identical instruments traded in active markets.
o
Level 2 - Valuation is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable and can be corroborated by market data.
o
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

Fair Value Disclosures

The following tables present information on assets measured and recorded at fair value as of March 31, 2022 and December 31, 2021, by level, in the fair value hierarchy (in thousands):

	Fair value measurements using			Total at
March 31, 2022	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$1,352	$1,352
Mortgage servicing rights	—	—	7,661	7,661
Total recurring fair value measurements	—	—	9,013	9,013
Nonrecurring fair value measurements:
Loans held for sale, net	—	—	76,869	76,869
Real estate owned, net	—	—	16,177	16,177
Individually evaluated loans requiring specific allowance, net	—	—	12,580	12,580
Total nonrecurring fair value measurements	—	—	105,626	105,626
Total assets	$—	$—	$114,639	$114,639

	Fair value measurements using			Total at
December 31, 2021	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$1,359	$1,359
Mortgage servicing rights	—	—	7,152	7,152
Total recurring fair value measurements	—	—	8,511	8,511
Nonrecurring fair value measurements:
Loans held for sale, net	—	—	87,422	87,422
Real estate owned, net	—	—	17,557	17,557
Impaired loans requiring specific allowance, net	—	—	11,987	11,987
Total nonrecurring fair value measurements	—	—	116,966	116,966
Total assets	$—	$—	$125,477	$125,477

The following table presents gains and losses recognized on assets measured on a nonrecurring basis for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
Gain (loss) on assets measured on a nonrecurring basis	2022	2021
Loans held for sale, net	$—	$17
Real estate held for sale, net	235	(435)
Individually evaluated loans requiring specific allowance, net	(192)	(308)
Total net loss	$43	$(726)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets as of March 31, 2022 and December 31, 2021 ($ in thousands):

	March 31, 2022
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring specific allowance, net	$12,580	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	16,177	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	1,352	Discounted cash flow	Discount rate	5.7%	5.7%
			Collateral value (% of UPB)	96.0% to 120.0%	106.0%
			Timing of resolution/payoff (months)	1 - 40	37.0
			Prepayment rate	1.0% - 30.0%	21.5%
			Default rate	0.4% - 6.6%	1.0%
			Loss severity rate	0% - 21%	8.0%
Loans held for sale	76,869	Discounted cash flow	Discount rate	5.7%	5.7%
			Timing of resolution/payoff (months)	38 to 40	39.0
Mortgage servicing rights	7,661	Discounted cash flow	Discount rate	8.0% - 12.0%	8.0%
			Prepayment rate	2.0% - 7.0%	3.1%

	December 31, 2021
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring specific allowance, net	$11,987	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	17,557	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	1,359	Discounted cash flow	Discount rate	5.8%	5.8%
			Collateral value (% of UPB)	95.0% to 120.0%	106.0%
			Timing of resolution/payoff (months)	1 to 38	34.8
			Prepayment rate	19.2% to 50%	19.2% to 50%
			Default rate	0.0% to 6.7%	1.0%
			Loss severity rate	0.0% to 13.4%	3.0%
Loans held for sale	87,422	Discounted cash flow	Discount rate	5.8%	5.8%
			Timing of resolution/payoff (months)	3 to 37	13.0
Mortgage servicing rights	7,152	Discounted cash flow	Discount rate	8.0% to 12.0%	8.0%
			Prepayment rate	2.4% to 3.5%	3.2%

The following is a rollforward of loans that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$1,359	$1,539
Loans liquidated	—	(163)
Principal paydowns	(17)	(10)
Total unrealized gain (loss) included in net income	10	(2)
Ending balance	$1,352	$1,364

The following is a rollforward of interest-only strips that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$—	$238
Interest-only strip additions	—	—
Interest-only strip write-offs	—	(113)
Total unrealized loss included in net income	—	—
Ending balance	$—	$125

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value through the use of a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of March 31, 2022 and December 31, 2021, the only financial assets measured at fair value, or lower of cost or fair value, were certain individually evaluated loans held for investment, loans held for sale, mortgage servicing rights, interest-only strips, REO and FVO loans, which were measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $12.6 million and $12.0 million as of March 31, 2022 and December 31, 2021, net of specific allowance for credit losses of approximately $1.6 million and $1.4 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated (in thousands):

	March 31, 2022
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$36,629	$36,629	$—	$—	$36,629
Restricted cash	10,837	10,837	—	—	10,837
Loans held for sale, net	77,503	—	—	77,503	77,503
Loans held for investment, net	2,828,302	—	—	2,973,430	2,973,430
Loans held for investment, at fair value	1,352	—	—	1,352	1,352
Accrued interest receivables	14,169	14,169	—	—	14,169
Mortgage servicing rights	7,661	—	—	7,661	7,661

Liabilities:
Secured financing, net	$208,956	$—	$—	$215,000	$215,000
Warehouse repurchase facilities, net	424,692	—	424,692	—	424,692
Securitizations, net	2,035,374	—	—	1,966,780	1,966,780
Accrued interest payable	7,467	7,467	—	—	7,467

	December 31, 2021
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$35,965	$35,965	$—	$—	$35,965
Restricted cash	11,639	11,639	—	—	11,639
Loans held for sale, net	87,908	—	—	87,908	87,908
Loans held for investment, net	2,527,564	—	—	2,655,357	2,655,357
Loans held for investment, at fair value	1,359	—	—	1,359	1,359
Accrued interest receivable	13,159	13,159	—	—	13,159
Mortgage servicing rights	7,152	—	—	7,152	7,152

Liabilities:
Secured financing, net	$162,845	$—	$—	$170,843	$170,843
Warehouse repurchase facilities, net	301,069	—	301,069	—	301,069
Securitizations, net	1,911,879	—	—	1,931,002	1,931,002
Accrued interest payable	6,254	6,254	—	—	6,254

Note 16 — Subsequent Events

The Company completed the securitization of $252.6 million of investor real estate loans on April 8, 2022, which will be accounted for as secured borrowings during the quarter ended June 30, 2022.

The Company has evaluated events that have occurred subsequent to March 31, 2022 through the issuance of the accompanying consolidated financial statements and has concluded there are no other subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee and, based on all loans in our portfolio as of March 31, 2022, has an average balance of approximately $391,000. As of March 31, 2022, our loan portfolio totaled $2.9 billion of UPB on properties in 45 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 67.9%, of which the 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, represented 48.5% of the UPB. For the three months ended March 31, 2022, the annualized yield on our total portfolio was 7.76%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitizations, corporate debt and equity. The securitization market is our primary source of long-term financing. We have successfully executed twenty securitizations, resulting in a total of over $4.3 billion in gross debt proceeds from May 2011 through March 2022.

We may also continue to sell loans from time to time for cash in lieu of holding the loans in our loan portfolio.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on our loan portfolio and interest expense paid on our portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of our warehouse facilities and securitizations and excludes our corporate debt. For the three months ended March 31, 2022, our annualized portfolio related net interest margin was 4.25%, relatively flat compared to the 4.27% for the quarter ended December 31, 2021. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for loan losses and operating expenses. For the three months ended March 31, 2022, we generated pre-tax income and net income of $3.9 million and $3.1 million, respectively. The $3.9 million of pre-tax income is inclusive of an one-time debt issuance cost write-off of $7.7 million and prepayment penalties of $5.1 million due to the refinancing of our previous corporate debt with lower-cost new corporate debt.

Items Affecting Comparability of Results

Due to a number of factors, our historical financial results may not be comparable, either from period to period, or to our financial results in future periods. We have summarized the key factors affecting the comparability of our financial results below.

Recent Developments

Acquisition of Majority Interest in Century Health & Housing Capital

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”), paying a cash purchase price of $12.8 million. Century is a licensed “Ginnie Mae” issuer/servicer that provides government-insured Federal Housing Administration (FHA) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century manages a servicing portfolio of $521 million in UPB as of December 31, 2021. Century’s pre-tax income for the year ended December 31, 2021 was approximately $2.3 million.

Securitizations

In February 2022, we completed the securitization of $273.6 million of investor real estate loans.

At-The-Market Equity Offering Program

On September 3, 2021, we entered into separate Equity Distribution Agreements with JMP Securities LLC and Virtu Americas LLC to establish an at-the-market equity offering program (“ATM Program”) where we may issue and sell, from time to time, shares of our common stock. Our ATM Program allows for aggregate gross sales of our common stock of up to $50,000,000 provided that the number of shares sold under the ATM Program does not exceed 4,000,000. For the three months ended March 31, 2022, no common stock was issued under our ATM Program.

Uncertainties Caused by COVID-19 and Other Events

The COVID-19 outbreak has caused significant disruption in business activity and the financial markets both globally and in the United States. The extent of the impact of COVID-19 on our operational and financial performance continued to depend on certain developments, including the duration and spread of the outbreak and impact on our customers, employees and vendors, impact of new variant strains of the virus, and the long-term success of the vaccines, some of which remained uncertain at this time and cannot be predicted. The Russia and Ukraine war that started in February 2022 has been impacting the global economy and adding fuel to high inflation.

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

These polices and estimates relate to the allowance for loan losses and deferred income tax assets and liabilities. Our critical accounting policies and estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC.

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

Our five warehouse facilities and our corporate debt have interest payment obligations tied to the one-month USD London Interbank Offered Rate, or LIBOR. The authorized administrator of LIBOR confirmed during March 2021 that it intended to cease the publication or loss of representativeness of LIBOR. In particular, the last date of publication or representativeness of one-month USD LIBOR will be June 30, 2023. We expect that the index used in the calculation of the interest rate for our warehouse facilities and corporate debt will transition from LIBOR to a Secured Overnight Financing Rate (“SOFR”) or a suitable replacement index prior to June 20, 2023. As we renew our financing agreements with our warehouse facilities, we are working with our warehouse facilities to include language on the transition to SOFR. We do not expect the cessation of LIBOR nor the transition to a replacement index to have a material adverse effect on our cost of funding, results of operations or financial condition.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	March 31, 2022		December 31, 2021		March 31, 2021
	($ in thousands)
Total loans	$2,876,816		$2,587,221		$1,990,684
Loan count	7,365		6,964		5,935
Average loan balance	$391		$372		$335
Weighted average loan-to-value	67.9%		67.7%		66.3%
Weighted average coupon	7.50%		7.76%		8.42%
Nonperforming loans (UPB)	$275,487	(A)	$273,100	(A)	$335,048	(A)
Nonperforming loans (% of total)	9.58%	(A)	10.56%	(A)	16.83%	(A)

(A) Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $46.9 million of COVID-19 forbearance-granted loans placed on nonaccrual status as of March 31, 2022.

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

Weighted Average Coupon. Weighted average coupon reflects the weighted average loan rate at the end of the period.

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

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

($ in thousands)	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
Three Months Ended March 31, 2022:
Loan originations — held for investment	1,167	581,369	498	6.29%	69.2%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	1,167	$581,369	$498	6.29%	69.2%
Loan acquisitions — held for investment	2	3,954	1,977	6.34%	57.0%
Total loans originated and acquired	1,169	$585,323	$501	6.30%	69.1%
Three Months Ended December 31, 2021:
Loan originations — held for investment	1,062	497,751	469	6.29%	69.4%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	1,062	$497,751	$469	6.29%	69.4%
Loan acquisitions — held for investment	25	10,227	409	7.34%	62.8%
Total loans originated and acquired	1,087	$507,978	$467	6.31%	69.3%
Three Months Ended March 31, 2021:
Loan originations — held for investment	618	233,041	377	7.44%	68.5%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	618	$233,041	$377	7.44%	68.5%
Loan acquisitions — held for investment	—	—	—	(—)%	(—)%
Total loans originated and acquired	618	$233,041	$377	7.44%	68.5%
During the first quarter of 2022, we originated $581.4 million of loans, which was an increase of $83.6 million, or 16.8% from $497.8 million from the quarter ended December 31, 2021, and an increase of $348.3 million, or 149.5%, from $233.0 million from the quarter ended March 31, 2021.

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

(in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Unpaid principal balance	$2,799,947	$2,499,798	$1,992,684
Valuation adjustments on FVO loans	37	27	(4)
Deferred loan origination costs	34,334	33,360	25,070
Total loans held for investment, gross	2,834,318	2,533,185	2,017,750
Allowance for credit losses	(4,664)	(4,262)	(5,881)
Loans held for investment, net	$2,829,654	$2,528,923	$2,011,869

The following table illustrates the contractual maturities for our loans held for investment in aggregate UPB and as a percentage of our total held for investment loan portfolio as of the dates indicated:

	March 31, 2022		December 31, 2021		March 31, 2021
($ in thousands)	UPB	%	UPB	%	UPB	%
Loans due in less than one year	$88,820	3.2%	$96,502	3.9%	$146,142	7.3%
Loans due in one to five years	15,847	0.6	5,023	0.2	13,717	0.7
Loans due in more than five years	2,695,280	96.3	2,398,273	95.9	1,830,825	92.0
Total loans held for investment	$2,799,947	100.0%	$2,499,798	100.0%	$1,990,684	100.0%

Allowance for Loan Losses

For the December 31, 2021 CECL estimate, we used the COVID-19 severe stress scenario with a five-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period. We considered the potential impact of the Omicron variant and the effect of the variant on further supply chain disruptions. We also considered lower than forecasted employment numbers, expiring unemployment benefits, and an upcoming flu season.

Our allowance for loan losses as of March 31, 2022 was $4.7 million compared to $4.3 million as of December 31, 2021 and $5.9 million as of March 31, 2021. The increase in the allowance for credit losses from December 31, 2021 was primarily due to the growth in our loan portfolio. The decrease in allowance for credit losses from March 31, 2021 was primarily attributable to the improvements in the U.S. economy resulting from the reopening of businesses assumed in our loan loss macroeconomic model projections. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss, is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

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

The following table illustrates the activity in our allowance for credit losses over the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Allowance for credit losses:
Beginning balance	$4,262	$4,028	$5,845
Provision for loan losses	730	377	105
Charge-offs	(328)	(143)	(69)
Ending balance	$4,664	$4,262	$5,881
Total loans held for investment (UPB), excluding FVO (1)	$2,798,632	$2,498,466	$1,989,316
Allowance for credit losses / loans held for investment, excluding FVO	0.17%	0.17%	0.30%

(1)
Reflects the UPB of loans held for investment excluding loans held for investment at fair value (FVO). Loans held for investment, net on the consolidated balance sheets is net of allowance for credit losses of $4.7 million, and net deferred loan origination fees/costs of $34.3 million as of March 31, 2022.

Credit Quality – Loans Held for Investment and Loans Held for Investment at Fair Value

The following table provides delinquency information on our loans held for investment and loans held for investment at fair value by UPB as of the dates indicated:

($ in thousands)	March 31, 2022 (A)		COVID-19 Forbearance	December 31, 2021 (A)		COVID-19 Forbearance	March 31, 2021 (A)		COVID-19 Forbearance
Performing/Accruing:
Current	$2,388,442	85.3%	$186,569	$2,068,023	82.7%	$188,466	$1,528,684	76.8%	$234,365
30-59 days past due	94,058	3.4	12,698	127,046	5.1	36,579	67,100	3.4	20,473
60-89 days past due	41,960	1.5	7,228	31,629	1.3	8,262	59,700	3.0	34,451
90+ days past due	—	—	—	—	—	—	152	0.0	152
Total Performing Loans	2,524,460	90.2	206,495	2,226,698	89.1	233,307	1,655,636	83.2	289,441
Nonperforming/Nonaccrual:
<90 days past due	26,044	0.9	7,354	19,533	0.8	5,325	18,076	0.9	3,426
90+ days past due	27,472	1.0	3,794	35,787	1.4	8,510	72,303	3.6	29,314
Bankruptcy	18,334	0.7	4,380	20,038	0.8	6,242	15,226	0.8	3,126
In foreclosure	203,637	7.3	38,686	197,742	7.9	39,045	229,443	11.5	38,432
Total nonperforming loans	275,487	9.8	54,214	273,100	10.9	59,122	335,048	16.8	74,298
Total loans held for investment	$2,799,947	100.0%	$260,709	$2,499,798	100.0%	$292,429	$1,990,684	100.0%	$363,739

(A)
Balance includes $260.7 million UPB of loans held for investment as of March 31, 2022, $292.4 million as of December 31, 2021, and $363.7 million as of March 31, 2021 in our COVID-19 forbearance program.

Other than loans in the COVID-19 forbearance program, loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $275.5 million, or 9.8% of our held for investment loan portfolio as of March 31, 2022, compared to $273.1 million, or 10.9% as of December 31, 2021, and $335.0 million, or 16.8% of the held for investment loan portfolio as of March 31, 2021. The decrease in the rate(%) of total nonperforming loans to total loans held for investment was primarily attributed to loan resolutions by our Special Servicing department, along with improvement in the U.S. economy. We believe the significant equity cushion at origination and the active management of loans will continue to minimize credit losses on the resolution of defaulted loans and disposition of REO properties.

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following tables summarize the resolution activities of loans that became nonperforming prior to the beginning of the periods indicated or became nonperforming and subsequently resolved during the periods indicated. We resolved $34.3 million and $46.5 million of long-term and short-term non-performing loans during the quarter ended March 31, 2022 and 2021, respectively. Including REO resolutions, we realized net gains of $1.8 million and $1.3 million during the quarter ended March 31, 2022 and 2021, respectively. This is largely the result of collecting default interest and prepayment penalties in excess of the contractual principal and interest due on loans.

The table below includes nonperforming loan resolutions for our long-term loans.

	Three Months Ended
Long-Term Loans	March 31, 2022		December 31, 2021		March 31, 2021
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$9,144	$474	$11,464	$614	$15,961	$795
Resolved — paid current	7,597	117	12,209	290	10,774	62
Resolved — REO sold	2,522	469	1,770	121	2,754	76
Total resolutions	$19,263	$1,060	$25,443	$1,025	$29,489	$933
Recovery rate on resolved nonperforming UPB		105.5%		104.0%		103.2%

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

	Three Months Ended
Short-Term and Forbearance Loans	March 31, 2022		December 31, 2021		March 31, 2021
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$13,820	$646	$12,567	$623	$8,569	$343
Resolved — paid current	3,783	39	5,837	67	11,170	40
Resolved — REO sold	503	35	266	48	—	—
Total resolutions	$18,106	$720	$18,670	$738	$19,739	$383
Recovery rate on resolved nonperforming UPB		104.0%		104.0%		101.9%

Our charge-offs incurred have been small as a percentage of nonperforming loans held for investment. The table below shows our actual loan losses for the periods indicated.

	Three Months Ended
($ in thousands)	March 31, 2022		December 31, 2021		March 31, 2021
Average nonperforming loans for the period (1)	278,349		274,112		333,239
Charge-offs	328		143		69
Charge-offs / Average nonperforming loans for the period (1)	0.47%	(2)	0.21%	(2)	0.08%	(2)

(1)
Reflects the monthly average of nonperforming loans held for investment during the period.
(2)
Reflects annualized year-to-date charge-offs to average nonperforming loans for the period.

Concentrations – Loans Held for Investment

As of March 31, 2022, our held for investment loan portfolio was concentrated in investor 1-4 loans, representing 47.1% of the UPB. Mixed used properties represented 13.6% of the UPB. Multifamily properties represented 10.0% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. By geography, the principal balance of our loans held for investment were concentrated 24.2% in California, 21.7% in New York, 13.1% in Florida, and 7.6% in New Jersey.

Property Type	March 31, 2022
($ in thousands)	Loan Count	UPB	% of Total UPB
Investor 1-4	3,988	$1,318,992	47.1%
Mixed use	920	379,762	13.6
Multifamily	524	279,086	10.0
Retail	556	278,033	9.9
Warehouse	295	200,866	7.2
Office	396	172,325	6.1
Other(1)	475	170,883	6.1
Total loans held for investment	7,154	$2,799,947	100.0%

(1)
All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	March 31, 2022
($ in thousands)	Loan Count	UPB	% of Total UPB
California	1,081	$677,998	24.2%
New York	1,121	606,427	21.7
Florida	1,035	367,117	13.1
New Jersey	731	212,772	7.6
Other(1)	3,186	935,633	33.4
Total loans held for investment	7,154	$2,799,947	100.0%

(1)
All other states individually comprise less than 5.0% of the total unpaid principal balance.

Loans Held for Sale

The following tables show the various components of loans held for sale as of the dates indicated:

($ in thousands)	March 31, 2022	December 31, 2021
UPB	$76,869	$87,422
Valuation adjustments	—	—
Deferred loan origination fees, net	634	486
Total loans held for sale, net	$77,503	$87,908

Real Estate Owned (REO)

REO includes real estate we acquire through foreclosure or by deed-in-lieu of foreclosure. REO assets are initially recorded at fair value, less estimated costs to sell, on the date of foreclosure. Adjustments that reduce the carrying value of the loan to the fair value of the real estate at the time of foreclosure are recognized as charge-offs in the allowance for credit losses. Positive adjustments at the time of foreclosure are recognized in other operating income. Subsequent to foreclosure, we periodically obtain new valuations, reduction in fair value are reflected as valuation adjustments.

As of March 31, 2022, our REO included 38 properties with a lower of cost or estimated fair value of $16.2 million compared to 34 properties with a lower of cost or estimated fair value of $17.6 million as of December 31, 2021.

Key Performance Metrics

	Three Months Ended
($ in thousands)	March 31, 2022 (1)		December 31, 2021 (1)	March 31, 2021 (1)
Average loans	$2,682,851		$2,404,451	$1,936,664
Portfolio yield	7.76%		8.21%	8.41%
Average debt — portfolio related	2,356,433		2,068,304	1,662,170
Average debt — total company	2,535,348		2,240,230	1,770,535
Cost of funds — portfolio related	4.00%		4.58%	5.01%
Cost of funds — total company	6.42%	(2)	5.02%	6.37%	(3)
Net interest margin — portfolio related	4.25%		4.27%	4.10%
Net interest margin — total company	1.69%	(2)	3.53%	2.59%	(3)
Charge-offs/Average loans held for investment	0.05%		0.02%	0.00%
Pre-tax return on equity	4.42%	(2)	13.75%	8.27%	(3)
Return on equity	3.65%	(2)	10.10%	6.10%	(3)

(1)
Percentages are annualized.
(2)
Excluding the one-time debt issuance cost write-off of $7.7 million and prepayment penalties of $5.1 million associated with the $170.8 million payoff of our corporate debt in March 2022, key performance metrics for the three months ended March 31, 2022 are as follows: Costs of funds – total company 4.40%; Net interest margin – total company 3.60%; Pre-tax return on equity 18.90%; and Return on equity 14.16%.
(3)
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

Our portfolio related cost of funds decreased to 4.00% for the three months ended March 31, 2022 from 4.58% for the three months ended December 31, 2021 and decreased from 5.01% for the three months ended March 31, 2021.

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

Over the periods shown below, our portfolio related net interest margin of 4.25% for the three months ended March 31, 2022 is relatively consistent with the 4.27% for the three months ended December 31, 2021, and increased from 4.10% for the three months ended March 31, 2021 primarily due to the lower cost of funds on more recent securitizations issued.

Our total company net interest margin decreased to 1.69% for the three months ended March 31, 2022 from 2.59% and 3.53% for the three months ended March 31, 2021 and December 31, 2021, respectively. The decrease in total company net interest margin was primarily attributable to the prepayment fees paid and the unamortized debt issuance write-off associated with the payoff of our corporate debt in the current quarter.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Three Months Ended
	March 31, 2022				December 31, 2021			March 31, 2021
		Interest	Average			Interest	Average		Interest	Average
	Average	Income /	Yield /		Average	Income /	Yield /	Average	Income /	Yield /
($ in thousands)	Balance	Expense	Rate (1)		Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Loan portfolio:
Loans held for sale	$69,092				$40,464			$8,904
Loans held for investment	2,613,759				2,363,987			1,927,760
Total loans	$2,682,851	$52,049	7.76%		$2,404,451	$49,360	8.21%	$1,936,664	$40,707	8.41%

Debt:
Warehouse facilities	$338,247	3,765	4.45%		$271,761	3,273	4.82%	$113,528	$1,705	6.01%	(5)
Securitizations	2,018,186	19,791	3.92%		1,796,543	20,392	4.54%	1,548,642	19,127	4.94%
Total debt - portfolio related	2,356,433	23,556	4.00%		2,068,304	23,665	4.58%	1,662,170	20,832	5.01%
Corporate debt	178,915	17,140	38.32%	(4)	171,926	4,462	10.38%	108,365	7,350	27.13%	(6)
Total debt	$2,535,348	$40,696	6.42%		$2,240,230	$28,127	5.02%	$1,770,535	$28,182	6.37%

Net interest spread - portfolio related (2)			3.76%				3.63%			3.39%
Net interest margin - portfolio related			4.25%				4.27%			4.10%

Net interest spread - total company (3)			1.34%	(4)			3.19%			2.04%	(6)
Net interest margin - total company			1.69%	(4)			3.53%			2.59%	(6)

(1)
Annualized.
(2)
Net interest spread — portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)
Net interest spread — total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.
(4)
Excluding the one-time debt issuance costs write-off of $7.7 million and prepayment penalties of $5.1 million associated with the $170.8 million repayment of our corporate debt in March 2022, the Corporate debt average rate would have been 9.70%; Net interest spread — total company would have been 3.36%; and Net interest margin — total company would have been 3.60% for the three months ended March 31, 2022.
(5)
The debt issuance cost amortization was higher for the three months ended March 31, 2021 as a result of a lower average outstanding borrowing balance from a new financing facility.
(6)
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

Charge-Offs

Our annualized charge-off rate for the three months ended March 31, 2022 remained low at 0.47% compared to 0.21% for the three months ended December 31, 2021 and 0.08% for the three months ended March 31, 2021. The charge-offs rate reflects year-to-date annualized charge-offs as a percentage of average loans held for investment for the respective quarter. We do not record charge-offs on our loans held for sale which are carried at the lower of cost or estimated fair value.

Pre-Tax Return on Equity and Return on Equity

Pre-tax return on equity and return on equity reflect income before income taxes and net income, respectively, as a percentage of the monthly average of stockholders’ equity over the specified period. Pre-tax return on equity and return on equity were lower during the quarter ended March 31, 2022 compared to the quarters ended December 31, 2021 and March 31, 2021 due to the prepayment fees and write-off of unamortized debt issuance cost of approximately $12.8 million associated with the payoff of our corporate debt in the current quarter.

	Three Months Ended
($ in thousands)	March 31, 2022 (2)	December 31, 2021	March 31, 2021 (3)
Income before income taxes (A)	$3,911	$11,377	$4,604
Net income (B)	3,231	8,354	3,396

Monthly average balance:
Stockholders' equity (C)	353,635	330,968	222,810

Pre-tax return on equity (A)/(C) (1)	4.4%	13.8%	8.3%

Return on equity (B)/(C) (1)	3.7%	10.1%	6.1%

(1)
Annualized.
(2)
Excluding the one-time debt issuance cost write-off of $7.7 million and prepayment penalties of $5.1 million associated with the $170.8 million payoff of our corporate debt in March 2022, income before income taxes would have been $16.7 million; net income would have been $16.0 million; pre-tax return on equity would have been 18.90%; and return on equity would have been 14.16% for the three months ended March 31, 2022.
(3)
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

Interest Expense — Corporate Debt

Interest expense on corporate debt primarily consists of interest expense paid with respect to the 2021 Term Loan and the 2022 Term Loan, as reflected on our consolidated balance sheets, and the related amortization of deferred debt issuance costs.

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

Valuation Allowance on Loans Held for Sale. Loans held for sale are carried at the lower of cost or estimated fair value. Adjustments to the carrying value of loans held for sale to estimate fair value are reported as valuation allowance.

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

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2022	March 31, 2021
Interest income	$52,049	$40,707
Interest expense - portfolio related	23,556	20,832
Net interest income - portfolio related	28,493	19,875
Interest expense - corporate debt	17,140	7,350
Net interest income	11,353	12,525
Provision for loan losses	730	105
Net interest income after provision for loan losses	10,623	12,420
Other operating income	5,648	2,801
Total operating expenses	12,250	10,617
Income including noncontrolling interests	4,021	4,604
Less net income attributable to noncontrolling interests	110	—
Income before income taxes	3,911	4,604
Income tax expense	790	1,208
Net income	$3,121	$3,396

Net Interest Income — Portfolio Related

	Three Months Ended March 31,
($ in thousands)	2022	2021	$ Change
Interest income	$52,049	$40,707	$11,342
Interest expense - portfolio related	23,556	20,832	$2,724
Net interest income - portfolio related	$28,493	$19,875	$8,618

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income increased by 43% or $8.6 million from $19.9 million for the three months ended March 31, 2021 to $28.5 million for the three months ended March 31, 2022. The increase was driven by a higher portfolio balance, increased recoveries from delinquent loans, and a decrease in nonperforming loans.

Interest Income. Interest income increased by $11.3 million to $52.0 million for the three months ended March 31, 2022, compared to $40.7 million for the three months ended March 31, 2021. The increase is primarily attributable to higher portfolio balances offset by a decrease in the average loan yield, which decreased from 8.41% for the three months ended March 31, 2021 to 7.76% for the three months ended March 31, 2022.

The following tables distinguish between the change in interest income attributable to change in volume and the change in interest income attributable to change in rate for the three months ended March 31, 2022 and 2021, respectively. The effect of changes in volume is determined by multiplying the change in average loan balance (i.e., $746.2 million) by the previous period’s average yield (i.e., 8.41%). The effect of rate changes is calculated by multiplying the change in average yield (i.e., (0.65)%) by the current period’s average loan balance (i.e., $2.7 billion).

	Three Months Ended March 31, 2022 and 2021
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Three months ended March 31, 2022	$2,682,851	$52,049	7.76%
Three months ended March 31, 2021	1,936,664	40,707	8.41%
Volume variance	746,187	15,684
Rate variance		(4,342)	(0.65)%
Total interest income variance		$11,342
(1) Annualized.

	Three Months Ended March 31, 2022 and December 31, 2021
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Three months ended March 31, 2022	$2,682,851	$52,049	7.76%
Three months ended December 31, 2021	2,404,451	49,360	8.21%
Volume variance	278,400	5,715
Rate variance		(3,026)	(0.45)%
Total interest income variance		$2,689
(1) Annualized.

Interest Expense — Portfolio Related. Portfolio related interest expense, which consists of interest incurred on our warehouse facilities and securitizations, remained flat from $23.7 million for the three months ended December 31, 2021 to $23.6 million for the three months ended March 31, 2022. Portfolio related interest expense increased from $20.8 million for the three months ended March 31, 2021 to $23.6 million for the three months ended March 31, 2022, primarily attributable to a higher loan portfolio being financed partially offset by a significantly lower cost of funds.

The following tables present the information regarding the portfolio related interest expense and distinguishes between the change in interest expense attributable to changes in the average outstanding debt balance (volume) versus changes in cost of funds (rate) for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31, 2022 and 2021
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Three months ended March 31, 2022	$2,356,433	$23,556	4.00%
Three months ended March 31, 2021	1,662,170	20,832	5.01%
Volume variance	694,263	8,701
Rate variance		(5,977)	(1.01)%
Total interest expense variance		$2,724
(1)
Includes securitizations and warehouse agreements.
(2)
Annualized.

	Three Months Ended March 31, 2022 and December 31, 2021
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Three months ended March 31, 2022	$2,356,433	$23,556	4.00%
Three months ended December 31, 2021	2,068,304	23,666	4.58%
Volume variance	288,129	3,297
Rate variance		(3,407)	(0.58)%
Total interest expense variance		$(110)
(1)
Includes securitizations and warehouse agreements.
(2)
Annualized.

Net Interest Income After Provision for Loan Losses

	Three Months Ended March 31,
($ in thousands)	2022	2021	$ Change
Net interest income - portfolio related	$28,493	$19,875	$8,618
Interest expense - corporate debt	17,140	7,350	9,790
Net interest income	11,353	12,525	(1,172)
Provision for loan losses	730	105	625
Net interest income after provision for loan losses	$10,623	$12,420	$(1,797)

Interest Expense — Corporate Debt. Corporate debt interest expense increased by $9.8 million to $17.1 million for the three months ended March 31, 2022, primarily due to the $12.8 million prepayment fee and write-off of unamortized debt issuance costs associate with the payoff of our corporate debt in the current quarter.

Provision for Loan Losses. Our provision for loan losses increased from $0.1 million for the three months ended March 31, 2021 to $0.7 million for the three months ended March 31, 2022, primarily due to the 41% increase in our loans held for investment portfolio.

Other Operating Income

The $2.8 million increase of other operating income during the three months ended March 31, 2022 was mainly due to the increase in gain on disposition of loans, the servicing fee income and MSR valuation gain on the Century servicing portfolio.

	Three Months Ended March 31,
($ in thousands)	2022	2021	$ Change
Gain on disposition of loans	$4,540	$2,839	$1,701
Unrealized gain/(loss) on fair value loans	11	(2)	13
Other income (expense)	1,097	(36)	1,133
Total other operating income	$5,648	$2,801	$2,847

Operating Expenses

Total operating expenses increased by $1.6 million to $12.3 million for the three months ended March 31, 2022 from $10.6 million for three months ended March 31, 2021, primarily due to the $0.8 million increase in professional fees, offset by the $0.7 million decrease in net expenses of real estate owned.

	Three Months Ended March 31,
($ in thousands)	2022	2021	$ Change
Compensation and employee benefits	$5,323	$5,186	$137
Rent and occupancy	442	463	(21)
Loan servicing	2,450	1,867	583
Professional fees	1,362	533	829
Real estate owned, net	(175)	509	(684)
Other operating expenses	2,848	2,059	789
Total operating expenses	$12,250	$10,617	$1,633

Compensation and Employee Benefits. Compensation and employee benefits of $5.3 million for the three months ended March 31, 2022 remained relatively consistent compared to the $5.2 million for the three months ended March 31, 2021.

Rent and Occupancy. Rent and occupancy expenses remained consistent at $0.4 million for the three months ended March 31, 2022 and 2021.

Loan Servicing. Loan servicing expenses increased from $1.9 million for the three months ended March 31, 2021 to $2.5 million for the three months ended March 31, 2022 primarily attributable to the increase in our loan portfolio.

Professional Fees. Professional fees increased from $0.5 million for the three months ended March 31, 2021 to $1.4 million for the three months ended March 31, 2022, mainly due to higher legal fees related to our financing transactions.

Net Expenses of Real Estate Owned. Net expenses of real estate owned decreased from $0.5 million for the three months ended March 31, 2021 to income of $0.2 million for the three months ended March 31, 2022, mainly due to recapture of previous valuation write-offs as property valuations have improved.

Other Operating Expenses. Other operating expenses increased from $2.1 million for the for the three months ended March 31, 2021 to $2.8 million three months ended March 31, 2022. The increase is mainly attributable to increases in data processing costs, and an increase in appraisal expenses due to higher loan production volumes.

Income Tax Expense. Income tax expense was $0.8 million and $1.2 million for the three months ended March 31, 2022 and 2021. Our consolidated effective tax rate as a percentage of pre-tax income was 27.4% and 26.2% for the three months ended March 31, 2022 and 2021, respectively.

Quarterly Results of Operations

The following table sets forth certain financial information for each completed fiscal quarter since the quarter ended June 30, 2020. The quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The following tables set for our unaudited quarterly results for the periods indicated:

	Three Months Ended
	March 31, 2022		December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021		December 31, 2020	September 30, 2020	June 30, 2020
($ in thousands)	(unaudited)
Interest income	$52,049		$49,360	$46,923	$44,978	$40,707		$41,556	$41,374	$39,755
Interest expense - portfolio related	23,556		23,666	20,321	20,566	20,832		21,442	22,347	21,189
Net interest income - portfolio related	28,493		25,694	26,602	24,412	19,875		20,114	19,027	18,566
Net interest margin - portfolio related	4.25%		4.27%	4.97%	4.83%	4.10%		4.07%	3.77%	3.54%
Interest expense - corporate debt	17,140		4,462	4,488	4,309	7,350		1,900	1,913	1,894
Net interest income	11,353		21,232	22,114	20,103	12,525		18,214	17,114	16,672
Net interest margin - total company	1.69%		3.53%	4.13%	3.98%	2.59%		3.68%	3.39%	3.18%
Provision for (reversal of) loan losses	730		377	228	(1,000)	105		406	1,573	1,800
Net interest income after provision for loan losses	10,623		20,855	21,886	21,103	12,420		17,808	15,541	14,872
Other operating income (expense)	5,648		2,617	339	2,432	2,801		4,691	1,349	(1,339)
Operating expenses	12,250		12,095	11,298	10,650	10,617		10,746	11,865	10,908
Income before income taxes	4,021		11,377	10,927	12,885	4,604		11,753	5,025	2,625
Less Income attributable to noncontrolling interest	110		—	—	—	—		—	—	—
Income tax expense	790		3,024	2,905	3,432	1,208		2,177	1,544	484
Net income	$3,121	(1)	$8,353	$8,022	$9,453	$3,396	(2)	$9,576	$3,481	$2,141
(1)
Net income for the three months ended March 31, 2022 includes a write-off of deferred deal costs and prepayment fees related to the refinancing of the corporate debt. Excluding the one-time write-off, net income for the period is $12.4 million.
(2)
Net income for the three months ended March 31, 2021 includes a write-off of deferred deal costs and prepayment fees related to the refinancing of the corporate debt. Excluding the one-time write-off, net income for the period is $6.7 million.

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

Cash and Cash Equivalents

We had cash of $36.3 million and $20.4 million, excluding restricted cash of $10.8 million and $6.8 million as of March 31, 2022 and 2021, respectively. The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities as of the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2022	March 31, 2021
Cash provided by (used in):
Operating activities	$11,836	$10,424
Investing activities	(293,658)	(53,656)
Financing activities	281,684	50,181
Net change in cash, cash equivalents, and restricted cash	$(138)	$6,949

Cash flows from operating activities primarily includes net income adjusted for (1) cash used for origination and purchase of held for sale loans and the related cash proceeds from the sales of such loans, (2) non-cash items including depreciation, provision for loan loss, discount accretion, and valuation changes, and (3) changes in the balances of operating assets and liabilities.

For the three months ended March 31, 2022, our net cash provided by operating activities consisted mainly of $3.2 million in net income, $12.1 million add-back of noncash debt issuance discounts and costs amortization.

For the three months ended March 31, 2022, our net cash used in investing activities consisted mainly of $585.7 million in cash used to originate held for investment loans, partially offset by $147.3 million proceeds from sales of loans and $146.2 million in cash received in payoffs of loans held for investment.

For the three months ended March 31, 2022, our net cash provided by financing activities consisted mainly of $607.8 million in borrowings from our warehouse and repurchase facilities, $269.0 million in proceeds of asset-backed securities issued, and $215.0 million in proceeds from secured financing. The cash generated was partially offset by payments we made of $483.6 million on our warehouse and repurchase facilities repayments, $170.8 on secured financing repayments, and $145.1 million on asset-backed securities issued repayments.

During the three months ended March 31, 2022, we used approximately $0.1 million of net cash and cash equivalents from operations, investing and financing activities. During the three months ended March 31, 2021, we generated approximately $6.9 million of net cash and cash equivalents in operations, investing and financing activities.

Warehouse Facilities

As of March 31, 2022, we had four non-mark-to-market warehouse facilities and one modified mark-to-market warehouse facility to support our loan origination and acquisition facilities. One agreement is a two-year warehouse repurchase facility, two agreements are one-year warehouse repurchase facilities and two agreements are three-year warehouse facilities. The borrowings are collateralized by primarily performing loans, bearing interest at one-month LIBOR with a 0.75% floor plus a margin that ranges from 2.75% to 4.50%. Borrowing under these facilities was $427.0 million with $223.0 million of available capacity under our warehouse and repurchase facilities as of March 31, 2022.

All warehouse facilities fund less than 100% of the principal balance of the mortgage loans we own requiring us to use working capital to fund the remaining portion. We may need to use additional working capital if loans become delinquent, because the amount permitted to be financed by the facilities may change based on the delinquency performance of the pledged collateral.

All borrower payments on loans financed under the warehouse agreements are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities. The warehouse facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to- net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization to interest expense. If we fail to meet any of the covenants or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of March 31, 2022, we were in compliance with these covenants.

Securitizations

From May 2011 through March 2022, we have completed twenty securitizations, issuing $4.3 billion in principal amount of securities to third parties through twenty respective transactions. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The following table summarizing the investor real estate loans securitized, securities issued, securities retained by us at the time of the securitization, and as of March 31, 2022 and December 31, 2021, and the stated maturity for each securitization. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 5%—30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

($ in thousands)		Securities Retained as of
Trusts	Securities Issued	Issuance Date	March 31, 2022	December 31, 2021	Stated Maturity Date
2015-1 Trust	285,457	27,372	15,290	15,526	July 2045
2016-1 Trust	319,809	38,792	17,633	17,633	April 2046
2017-2 Trust	245,601	12,927	3,486	4,064	October 2047
2018-1 Trust	176,816	9,308	2,652	2,849	April 2048
2018-2 Trust	307,988	16,210	5,628	6,608	October 2048
2019-1 Trust	235,580	12,399	5,301	6,180	March 2049
2019-2 Trust	207,020	10,901	5,588	5,922	July 2049
2019-3 Trust	154,419	8,127	4,591	4,799	October 2049
2020-1 Trust	248,700	13,159	8,049	8,678	February 2050
2020-2 Trust	96,352	32,118	12,847	12,847	June 2050
2020-MC1 Trust	179,371	96,585	111,377	108,891	July 2050
2021-1 Trust	251,301	13,227	12,518	12,518	May 2051
2021-2 Trust	194,918	10,260	—	—	August 2051
2021-3 Trust	204,205	—	—	—	October 2051
2021-4 Trust	319,116	—	—	—	December 2051
2022-1 Trust	273,594	5,015	4,961	—	February 2052
Total	$3,700,247	$306,400	$209,921	$206,515

The following table summarizes outstanding bond balances for each securitization as of March 31, 2022 and December 31, 2021:

($ in thousands)	March 31, 2022	December 31, 2021
2015-1 Trust	14,407	17,536
2016-1 Trust	32,518	36,401
2017-2 Trust	75,303	86,497
2018-1 Trust	57,284	62,375
2018-2 Trust	123,854	143,152
2019-1 Trust	115,299	132,306
2019-2 Trust	114,665	122,205
2019-3 Trust	90,919	95,521
2020-1 Trust	162,092	174,550
2020-2 Trust	73,750	80,676
2020-MC1 Trust	12,842	35,711
2021-1 Trust	228,015	236,190
2021-2 Trust	191,183	197,744
2021-3 Trust	199,381	202,793
2021-4 Trust	305,530	315,489
2022-1 Trust	270,642	—
	$2,067,684	$1,939,146

As of March 31, 2022 and December 31, 2021, the weighted average rate on the securities and certificates for the Trusts were as follows:

	March 31, 2022	December 31, 2021
2015-1 Trust	7.21%	7.22%
2016-1 Trust	8.10%	8.22%
2017-2 Trust	3.36%	3.37%
2018-1 Trust	4.04%	4.04%
2018-2 Trust	4.31%	4.39%
2019-1 Trust	3.95%	4.02%
2019-2 Trust	3.45%	3.44%
2019-3 Trust	3.27%	3.26%
2020-1 Trust	2.85%	2.82%
2020-2 Trust	4.36%	4.45%
2020-MC1 Trust	4.57%	4.42%
2021-1 Trust	1.74%	1.73%
2021-2 Trust	2.01%	2.28%
2021-3 Trust	2.46%	2.45%
2021-4 Trust	3.16%	3.11%
2022-1 Trust	3.94%	—

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

Secured Financing (Corporate Debt)

On February 5, 2021, the Company entered into a five-year $175.0 million syndicated corporate debt agreement, the (“the 2021 Term Loan”). The 2021 Term Loan had an interest at a rate equal to one-month LIBOR plus 8.00% with a 1.00% LIBOR floor, and matures on February 4, 2026. A portion of the net proceeds from the 2021 Term Loan was used to redeem all the amounts owed pursuant to the 2019 debt agreement (“2019 Term Loan”). The remaining portion of the net proceeds from the 2021 Term Loan was used for loan originations and general corporate purposes. The 2021 Term Loan was paid off in March 2022.

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to the 2021 Term Loan. The remaining portion of the net proceeds from the 2022 Term Loan will be used for loan originations and general corporate purposes.

At-The-Market Equity Offering Program

On September 3, 2021, we entered into separate Equity Distribution Agreements with JMP Securities LLC and Virtu Americas LLC to establish an at-the-market equity offering program (“ATM Program”) where we may issue and sell, from time to time, shares of our common stock. Our ATM Program allows for aggregate gross sales of our common stock of up to $50,000,000 provided that the number of shares sold under the ATM Program does not exceed 4,000,000. For the three months ended March 31, 2022, no common stock was issued under our ATM Program.

Contractual Obligations and Commitments

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to the 2021 Term Loan. The remaining portion of the net proceeds from the 2022 Term Loan will be used for loan originations and general corporate purposes.

As of March 31, 2022, we maintained warehouse facilities to finance our investor real estate loans and had approximately $427.0 million in outstanding borrowings with $223.0 million of available capacity under our warehouse and repurchase facilities.

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

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Forward-looking statements may contain expectations regarding our operations, including the resumption of loan originations, our ability to resolve non-performing loans and avoid losses on non-performing loans and the disposition of REOs and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future funding and development of our business and products, including the future results of our recently initiated at-the-market equity offering program. Although we believe that the expectations reflected in these forward-looking statements have a reasonable basis, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this Quarterly Report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

•
the description of our business contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and filed with the Securities and Exchange Commission (“SEC”) on March 15, 2022
•
the discussion of our analysis of financial condition and results of operations contained in this Quarterly Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
•
the notes to the consolidated financial statements contained in this Quarterly Report
•
cautionary statements we make in our public documents, reports and announcements

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides the information with respect to purchases made by us of shares of our common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 2022	33,647	$13.61	—	$—
February 2022	—	—	—	—
March 2022	—	—	—	—
Total	33,647	$13.61	—	$—
(1)
Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.
(2)
The Company currently does not have a common stock repurchase program.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Conversion	8-K	001-39183	3.1	1/22/2020

3.2	Certificate of Incorporation of Velocity Financial, Inc.	8-K	001-39183	3.2	1/22/2020

3.3	Amended and Restated Bylaws of Velocity Financial, Inc.	8-K	001-39183	3.2	3/25/2022

3.4	Certificate of Designation of Series A Convertible Preferred Stock of Velocity Financial, Inc.	8-K	001-39183	3.1	4/7/2020

4.1	Form of Stock Certificate for Common Stock	S-1	333-234250	4.1	10/18/2019

4.2	Form of Warrant to Purchase Common Stock	8-K	001-39183	4.1	4/7/2020

4.3	Description of the Registrant’s Securities	10K	001-39183	4.3	4/7/2020

10.1	Stockholders Agreement, dated as of January 16, 2020	10-K	001-39183	10.1	4/7/2020

10.2	Registration Rights Agreement, dated as of January 16, 2020	10-K	001-39183	10.2	4/7/2020

10.3	Registration Rights Agreement, dated as of April 7, 2020	8-K	333-234250	10.1	4/7/2020

10.4	Securities Purchase Agreement among Velocity Financial, Inc. and the Purchasers Party thereto dated April 5, 2020	8-K	001-39183	10.1	4/6/2020

10.5	Credit Agreement Dated as of February 5, 2021, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and Jefferies Finance LLC, as Administrative Agent and Collateral Agent	8-K	001-39183	10	2/9/2021

10.6	Velocity Financial, Inc. 2020 Omnibus Incentive Plan*	8-K	001-39183	10.1	1/22/2020

10.7	Form of Nonqualified Stock Option Award Notice and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.6	1/6/2020

10.8	Form of Nonqualified Stock Option Award Notice and Agreement (Director Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.7	1/6/2020

10.9	Form of Nonqualified Stock Option Award Notice and Agreement (Executive Officer Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.8	1/6/2020

10.10	Form of Restricted Stock Unit Grant and Agreement (Director Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.9	1/6/2020

10.11	Form of Restricted Stock Unit Grant and Agreement (Standard Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.10	1/6/2020

10.12	Form of Restricted Stock Grant and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.11	1/6/2020

10.13	Velocity Financial 2022 Annual Incentive Program for Messrs. Farrar, Szczepaniak and Taylor*	8-K	001-39183	-	2/15/2022

10.14	Form of Equity Distribution Agreement, dated September 3, 2021	8-K	001-39183	1.1	9/7/2021

10.15	Form of Officer and Director Indemnity Agreement*	S-1/A	333-234250	10.37	11/6/2019

10.16	Form of Performance Stock Unit Grant and Agreement*

10.17	Note Purchase Agreement Dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association, as collateral agent, and the respective purchasers of the Notes.	8-K	001-39183	10.1	3/16/2022

10.18	Security Agreement, dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association, as collateral agent.	8-K	001-39183	10.2	3/16/2022

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (ii) the Consolidated Statements of Income for the quarter ended March 31, 2022 and March 31, 2021, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter ended March 31, 2022 and March 31, 2021, (iv) the Consolidated Statements of Cash Flows for the quarter ended March 31, 2022 and March 31, 2021 and (v) the Notes to unaudited Consolidated Financial Statements.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

VELOCITY FINANCIAL, INC.

Date: May 5, 2022	By:	/s/ Christopher D. Farrar
Christopher D. Farrar
Chief Executive Officer

Date: May 5, 2022	By:	/s/ Mark R. Szczepaniak
Mark R. Szczepaniak
Chief Financial Officer