Form 10-Q
period 2022-06-30
Velocity Financial, Inc.
filed 2022-08-05
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 32,415,860 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$46,250	$35,965
Restricted cash	9,217	11,639
Loans held for sale, net	—	87,908
Loans held for investment, net	3,118,799	2,527,564
Loans held for investment, at fair value	1,351	1,359
Total loans, net	3,120,150	2,616,831
Accrued interest receivables	15,820	13,159
Receivables due from servicers	75,688	74,330
Other receivables	1,320	1,812
Real estate owned, net	19,218	17,557
Property and equipment, net	3,632	3,830
Deferred tax asset	15,195	16,604
Mortgage servicing rights, at fair value	8,438	7,152
Goodwill	6,775	6,775
Other assets	11,036	6,824
Total assets	$3,332,739	$2,812,478
LIABILITIES
Accounts payable and accrued expenses	$78,384	$92,195
Secured financing, net	209,227	162,845
Securitizations, net	2,477,226	1,911,879
Warehouse and repurchase facilities, net	208,390	301,069
Total liabilities	2,973,227	2,467,988
Commitments and contingencies
EQUITY
Common stock ($0.01 par value, 100,000,000 shares authorized at June 30, 2022 and December 31, 2021; 32,415,860 and 32,293,042 shares issued and outstanding, respectively)	325	323
Treasury stock, at cost (33,647 common shares at June 30, 2022 and none at December 31, 2021)	(458)	—
Additional paid-in capital	297,840	296,364
Retained earnings	58,188	44,422
Total Velocity Financial Inc. stockholders' equity	355,895	341,109
Noncontrolling interest in subsidiary	3,617	3,381
Total equity	359,512	344,490
Total liabilities and equity	$3,332,739	$2,812,478

The following table represents the assets and liabilities of our consolidated variable interest entities as follows:

ASSETS
Restricted cash	$2,976	$4,713
Loans held for investment, net	2,730,516	2,202,010
Accrued interest and other receivables	86,896	83,493
Real estate owned, net	16,135	9,861
Other assets	92	9
Total assets	$2,836,615	$2,300,086
LIABILITIES
Accounts payable and accrued expenses	$46,883	$45,705
Securities issued	2,477,226	1,911,879
Total liabilities	$2,524,109	$1,957,584

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$59,243	$44,978	$111,292	$85,685
Interest expense — portfolio related	28,752	20,566	52,308	41,399
Net interest income — portfolio related	30,491	24,412	58,984	44,286
Interest expense — corporate debt	4,182	4,309	21,322	11,658
Net interest income	26,309	20,103	37,662	32,628
Provision for (reversal of) loan losses	279	(1,000)	1,009	(895)
Net interest income after provision for (reversal of) loan losses	26,030	21,103	36,653	33,523
Other operating income
Gain on disposition of loans	1,776	2,391	6,317	5,230
Unrealized gain on fair value loans	6	20	16	18
Other income (expense)	1,257	21	2,354	(15)
Total other operating income	3,039	2,432	8,687	5,233
Operating expenses
Compensation and employee benefits	6,553	4,546	11,876	9,732
Rent and occupancy	426	430	868	893
Loan servicing	3,290	1,922	5,741	3,788
Professional fees	1,062	795	2,423	1,329
Real estate owned, net	(251)	1,039	(426)	1,548
Other operating expenses	3,199	1,918	6,047	3,977
Total operating expenses	14,279	10,650	26,529	21,267
Income before income taxes	14,790	12,885	18,811	17,489
Income tax expense	4,019	3,432	4,809	4,640
Net income	$10,771	$9,453	$14,002	$12,849
Net income attributable to noncontrolling interest	126	—	236	—
Net income attributable to Velocity Financial, Inc.	$10,645	$9,453	$13,766	$12,849
Less undistributed earnings attributable to participating securities	164	3,571	212	4,854
Net earnings attributable to common stockholders	$10,481	$5,882	$13,554	$7,995
Earnings per common share
Basic	$0.33	$0.29	$0.42	$0.40
Diluted	$0.31	$0.28	$0.40	$0.38
Weighted average common shares outstanding
Basic	31,917	20,087	31,904	20,087
Diluted	34,057	33,960	34,130	33,684

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands)

(Unaudited)

	Common Stock				Treasury Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance – December 31, 2020	20,087,494	$201	$204,190	$15,198	—	$—	$219,589	—	$219,589
Restricted stock awarded and earned stock compensation	480,000	5	226	—	—	—	231	—	231
Stock-based compensation - Options	—	—	254	—	—	—	254	—	254
Net income	—	—	—	3,396	—	—	3,396	—	3,396
Balance – March 31, 2021	20,567,494	$206	$204,670	$18,594	—	$—	$223,470	—	$223,470
Restricted stock awarded and earned stock compensation	26,511	—	291	—	—	—	291	—	291
Stock-based compensation - Options	—	—	254	—	—	—	254	—	254
Net income	—	—	—	9,453	—	—	9,453	—	9,453
Balance – June 30, 2021	20,594,005	$206	$205,215	$28,047	—	$—	$233,468	$—	$233,468

Balance – December 31, 2021	32,293,042	$323	$296,364	$44,422	—	$—	$341,109	$3,381	$344,490
Purchase of treasury stock, at cost	—	—	—	—	(33,647)	(458)	(458)	—	(458)
Restricted stock awarded and earned stock compensation	125,250	2	416	—	—	—	418	—	418
Stock-based compensation - Options	—	—	251	—	—	—	251	—	251
Net income	—	—	—	3,121	—	—	3,121	110	3,231
Balance – March 31, 2022	32,418,292	$325	$297,031	$47,543	(33,647)	$(458)	$344,441	$3,491	$347,932
Restricted stock awarded and earned stock compensation	31,215	—	555	—	—	—	555	—	555
Stock-based compensation - Options	—	—	254	—	—	—	254	—	254
Net income	—	—	—	10,645	—	—	10,645	126	10,771
Balance – June 30, 2022	32,449,507	$325	$297,840	$58,188	(33,647)	$(458)	$355,895	$3,617	$359,512

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Six Months Ended June 30,
	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net income	$14,002	$12,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	401	603
Amortization of right-of-use assets	664	565
Provision for (reversal of) loan losses	1,009	(895)
Provision for repurchase of loans	235	—
Purchase of held for sale loans	—	(755)
Repayments on loans held for sale	—	11
Net accretion of discount on purchased loans and deferred loan origination costs	3,981	3,092
(Reversal of) provision for uncollectible borrower advances	(14)	47
Gain on disposition of loans	(4,809)	(4,598)
Real estate acquired through foreclosure in excess of recorded investment	(1,508)	(632)
Amortization of debt issuance discount and costs	16,956	10,156
Loss on disposal of property and equipment	14	18
Change in valuation of real estate owned	(93)	1,235
Change in valuation of fair value loans	(16)	(18)
Change in valuation of mortgage servicing rights	(1,286)	—
Change in valuation of held for sale loans	—	(2)
Gain on sale of real estate owned	(1,620)	(162)
Stock-based compensation	1,479	1,030
Deferred tax expense (benefit)	1,408	(6,542)
(Increase) decrease in operating assets and liabilities:
Accrued interest and other receivables	(1,680)	(476)
Other assets	(4,882)	(1,081)
Accounts payable and accrued expenses	(11,141)	6,451
Net cash provided by operating activities	13,100	20,896
Cash flows from investing activities:
Purchase of loans held for investment	(5,021)	(3,490)
Origination of loans held for investment	(1,033,277)	(496,497)
Proceeds from sales of loans originally classified as held for investment	224,060	82,856
Payoffs of loans held for investment and loans at fair value	302,098	274,042
Proceeds from sale of real estate owned	9,294	4,076
Purchase of real estate owned	(2,250)	—
Capitalized real estate owned improvements	—	(29)
Change in advances	1,338	(667)
Change in impounds and deposits	(3,904)	167
Purchase of property and equipment	(217)	(102)
Net cash used in investing activities	(507,879)	(139,644)
Cash flows from financing activities:
Warehouse repurchase facilities advances	951,071	414,030
Warehouse repurchase facilities repayments	(1,043,666)	(337,332)
Proceeds from secured financing	215,000	175,000
Repayment of secured financing	(170,844)	(79,969)
Proceeds of securitizations, net	879,136	251,274
Repayment of securitizations	(308,298)	(273,810)
Purchase of treasury stock	(458)	—
Debt issuance costs	(19,299)	(15,076)
Net cash provided by financing activities	502,642	134,117
Net increase in cash, cash equivalents, and restricted cash	7,863	15,369
Cash, cash equivalents, and restricted cash at beginning of period	47,604	20,293
Cash, cash equivalents, and restricted cash at end of period	$55,467	$35,662

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Six Months Ended June 30,
	2022	2021
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for interest	$49,779	$42,898
Cash paid during the period for income taxes	21,579	4,682
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to held for sale	206,319	80,498
Transfer of loans held for investment to real estate owned	5,485	8,767
Transfer of accrued interest to loans held for investment	816	618
Discount on issuance of securitizations	17,136	27
Transfer of loans held for sale to held for investment	73,598	4,615

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2015-1 Trust through and including the 2022-3 Trust, all of which are New York common law trusts, with the exceptions of the VCC 2020-MC1 Trust and the VCC 2022-MC1 Trust which are Delaware statutory trusts. The Trusts are bankruptcy remote, variable interest entities (VIE) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements as of and for the six months ended June 30, 2022 and 2021 have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The consolidated financial statements as of June 30, 2022 and December 31, 2021 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs.

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

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$46,250	$27,741
Restricted cash	9,217	7,921
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$55,467	$35,662

Note 5 — Loans Held for Sale, Net

The following table summarizes loans held for sale as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Unpaid principal balance	$—	$87,422
Valuation adjustments	—	—
Deferred loan origination costs	—	486
Ending balance	$—	$87,908

Note 6 — Loans Held for Investment and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment
Unpaid principal balance	$3,088,950	$1,308	$3,090,258
Valuation adjustments on FVO loans	—	43	43
Deferred loan origination costs	34,754	—	34,754
	3,123,704	1,351	3,125,055
Allowance for loan losses	(4,905)	—	(4,905)
Total loans held for investment and loans held for investment at fair value, net	$3,118,799	$1,351	$3,120,150

	December 31, 2021
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment
Unpaid principal balance	$2,498,466	$1,332	$2,499,798
Valuation adjustments on FVO loans	—	27	27
Deferred loan origination costs	33,360	—	33,360
	2,531,826	1,359	2,533,185
Allowance for loan losses	(4,262)	—	(4,262)
Total loans held for investment and loans held for investment at fair value, net	$2,527,564	$1,359	$2,528,923

The following tables summarize the Unpaid Principal Balance (“UPB”) and amortized cost basis of loans in the Company's COVID-19 forbearance program for the three and six months ended June 30, 2022 and the year ended December 31, 2021 ($ in thousands):

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	UPB	%	Amortized Cost	%	UPB	%	Amortized Cost	%
Beginning balance	$260,709		$263,860		$292,429		$295,990
Foreclosures	(1,427)		(1,438)		(1,427)		(1,438)
Repayments	(22,968)		(23,349)		(54,688)		(55,479)
Ending balance	$236,314		$239,073		$236,314		$239,073

Performing/Accruing	$187,872	79.5%	$190,101	79.5%	$187,872	79.5%	$190,101	79.5%

Nonperforming/Nonaccrual	$48,442	20.5%	$48,972	20.5%	$48,442	20.5%	$48,972	20.5%

	December 31, 2021
	UPB	%	Amortized Cost	%
Beginning balance	$392,073		$396,918
Additions	2,616		2,615
Foreclosures	(402)		(408)
Repayments	(101,858)		(103,135)
Ending balance	$292,429		$295,990

Performing/Accruing	$233,307	79.8%	$236,076	79.8%

Nonperforming/Nonaccrual	$59,122	20.2%	$59,914	20.2%

Since April 1, 2020, the inception of the COVID-19 forbearance program, the Company has modified $409.0 million in UPB of loans, which includes capitalized interest of $10.9 million. As of June 30, 2022, $188.8 million in UPB of modified loans has been paid down, which includes $3.8 million of capitalized interest received and the Company has not forgiven any capitalized interest.

Approximately 79.5% and 79.8% of the COVID forbearance loans in UPB were performing, and 20.5% and 20.2% were on nonaccrual status as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and December 31, 2021, the gross unpaid principal balance of loans held for investment pledged as collateral for the Company’s warehouse facilities, and securitizations issued were as follows (in thousands):

	June 30, 2022	December 31, 2021
The 2013 repurchase agreement	$105,783	$202,511
The 2021 repurchase agreement	101,570	114,072
The Bank credit agreement	33,962	30,959
The 2021 term repurchase agreement	29,828	53,217
The July 2021 term repurchase agreement	875	—
Total pledged loans	$272,018	$400,759

2015-1 Trust	$—	$31,931
2016-1 Trust	44,917	52,623
2017-2 Trust	75,129	94,809
2018-1 Trust	58,384	71,051
2018-2 Trust	122,113	154,974
2019-1 Trust	116,326	144,727
2019-2 Trust	107,197	132,358
2019-3 Trust	87,283	103,266
2020-1 Trust	162,582	189,547
2020-2 Trust	86,339	98,403
2020-MC1 Trust	—	134,957
2021-1 Trust	224,063	249,396
2021-2 Trust	186,540	198,039
2021-3 Trust	195,199	202,138
2021-4 Trust	293,146	314,547
2022-1 Trust	269,025	—
2022-2 Trust	250,812	—
2022-MC1 Trust	108,055	—
2022-3 Trust	310,432	—
Total	$2,697,542	$2,172,766

(a) Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment that were nonperforming and on nonaccrual status as of June 30, 2022 and December 31, 2021. There were no loans accruing interest that were greater than 90 days past due as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual Loans with Allowance
	($ in thousands)
Commercial - Purchase	$14,911	$14,647	$264	$6	0.1%
Commercial - Refinance	80,442	76,077	4,365	434	3.7
Residential 1-4 Unit - Purchase	22,885	22,542	343	52	0.4
Residential 1-4 Unit - Refinance	96,649	94,594	2,055	196	1.7
Short Term 1-4 Unit - Purchase	2,302	2,302	—	—	—
Short Term 1-4 Unit - Refinance	38,013	33,268	4,745	476	4.0
Total	$255,202	$243,430	$11,772	$1,164	9.9%

Troubled Debt Restructuring included in nonaccrual loans:	$160	$—	$—	$25	—

	December 31, 2021
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual Loans with Allowance
	($ in thousands)
Commercial - Purchase	$17,260	$16,501	$759	$9	0.1%
Commercial - Refinance	85,935	79,131	6,804	826	6.2
Residential 1-4 Unit - Purchase	17,385	17,128	257	96	0.7
Residential 1-4 Unit - Refinance	107,552	105,515	2,037	138	1.0
Short Term 1-4 Unit - Purchase	2,986	2,881	105	31	0.2
Short Term 1-4 Unit - Refinance	45,300	41,870	3,430	306	2.3
Total	$276,418	$263,026	$13,392	$1,406	10.5%

Troubled Debt Restructuring included in nonaccrual loans:	$165	$—	$—	$25	—

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

The following tables present the amortized cost basis in the loans held for investment, excluding loans held for investment at fair value, as of June 30, 2022 and 2021, and the amount of accrued interest receivables written off by reversing interest income by portfolio segment for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022		2021
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$677,491	$77	$366,737	$53
Commercial - Refinance	912,774	335	690,964	225
Residential 1-4 Unit - Purchase	529,796	61	276,896	63
Residential 1-4 Unit - Refinance	887,720	269	608,543	281
Short Term 1-4 Unit - Purchase	57,973	4	40,205	639
Short Term 1-4 Unit - Refinance	57,950	132	104,371	117
Total	$3,123,704	$878	$2,087,716	$1,378

	Six Months Ended June 30,
	2022		2021
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$677,491	$192	$366,737	$192
Commercial - Refinance	912,774	587	690,964	693
Residential 1-4 Unit - Purchase	529,796	281	276,896	121
Residential 1-4 Unit - Refinance	887,720	566	608,543	801
Short Term 1-4 Unit - Purchase	57,973	25	40,205	685
Short Term 1-4 Unit - Refinance	57,950	371	104,371	358
Total	$3,123,704	$2,022	$2,087,716	$2,850

The cash basis interest income recognized on nonaccrual loans was $8.7 million and $9.9 million for the three months ended June 30, 2022 and 2021, respectively, and $16.0 million and $16.7 million for the six months ended June 30, 2022 and 2021, respectively. No accrued interest income was recognized on nonaccrual loans for the three and six months ended June 30, 2022. The average recorded investment of individually evaluated loans, computed using month-end balances, was $260.8 million and $337.9 million for the three months ended June 30, 2022 and 2021, and $271.3 million and $337.5 million for the six months ended June 30, 2022 and 2021, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring as of June 30, 2022 and 2021.

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

The Company uses an open pool loss rate methodology to model expected credit losses on a collective basis. To determine the loss rates for the open pool method, the Company starts with its historical database of losses, segmenting the loans by loan purpose, product type and repayment period. A third-party model applying the open pool method is used to estimate an annual average loss rates by dividing the respective pool's quarterly historical losses by the pool's respective prior quarter’s ending unamortized loan cost balance and deriving an annual average loss rate from the historical quarterly loss rates. The model then adjusts the annual average loss rates based upon macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates are applied to the forecasted pool balance within each segment. The forecasted balances in the loan pool segments are calculated based on a principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments. For the June 30, 2022 estimate, the Company considered a severe stress scenario with a six-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate given the uncertainty around future COVID cases, the war between Russia and Ukraine, spike in inflation, continued disruption in the supply chain, and concerns of a recession.

Once a loan becomes nonperforming (90 or more days past due), it no longer shares the same risk characteristics of the other loans within its segment of homogeneous loans (pool). Nonperforming loans are considered collateral dependent by the Company. These loans are evaluated individually using the practical expedient to determine the credit exposure.

The following tables present the activity in the allowance for credit losses for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30, 2022
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - April 1, 2022	$518	$2,140	$389	$1,029	$50	$537	$4,663
Provision for loan losses	94	(125)	51	241	(16)	34	279
Charge-offs	—	(19)	—	—	—	(18)	(37)
Ending balance	$612	$1,996	$440	$1,270	$34	$553	$4,905

Allowance related to:
Loans individually evaluated	$6	$434	$52	$196	$—	$476	$1,164
Loans collectively evaluated	606	1,562	388	1,074	34	77	3,741
Amortized cost related to:
Loans individually evaluated	$14,911	$80,442	$22,885	$96,649	$2,302	$38,013	$255,202
Loans collectively evaluated	662,580	832,332	506,911	791,071	55,671	19,937	2,868,502

	Three Months Ended June 30, 2021
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - April 1, 2021	$328	$1,990	$322	$1,227	$386	$1,628	$5,881
Provision for loan losses	48	28	(41)	(229)	(313)	(493)	(1,000)
Charge-offs	(114)	(95)	—	(151)	—	(558)	(918)
Ending balance	$262	$1,923	$281	$847	$73	$577	$3,963

Allowance related to:
Loans individually evaluated	$57	$1,005	$120	$342	$56	$369	$1,949
Loans collectively evaluated	205	918	161	507	16	207	2,014
Amortized cost related to:
Loans individually evaluated	$19,314	$92,397	$21,084	$112,294	$23,883	$50,002	$318,974
Loans collectively evaluated	347,423	598,567	255,812	496,249	16,322	54,369	1,768,742

	Six Months Ended June 30, 2022
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - January 1, 2022	$385	$2,144	$400	$948	$43	$342	$4,262
Provision for loan losses	374	(123)	40	427	(9)	300	1,009
Charge-offs	(147)	(25)	—	(105)	—	(89)	(366)
Ending balance	$612	$1,996	$440	$1,270	$34	$553	$4,905

Allowance related to:
Loans individually evaluated	$6	$434	$52	$196	$—	$476	$1,164
Loans collectively evaluated	606	1,562	388	1,074	34	77	3,741
Amortized cost related to:
Loans individually evaluated	$14,911	$80,442	$22,885	$96,649	$2,302	$38,013	$255,202
Loans collectively evaluated	662,580	832,332	506,911	791,071	55,671	19,937	2,868,502

	Six Months Ended June 30, 2021
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - January 1, 2021	$373	$2,093	$333	$1,216	$595	$1,235	$5,845
Provision for loan losses	3	(76)	(15)	(218)	(508)	(81)	(895)
Charge-offs	(114)	(94)	(37)	(151)	(14)	(577)	(987)
Ending balance	$262	$1,923	$281	$847	$73	$577	$3,963

Allowance related to:
Loans individually evaluated	$57	$1,005	$120	$342	$56	$369	$1,949
Loans collectively evaluated	205	918	161	507	16	207	2,014
Amortized cost related to:
Loans individually evaluated	$19,314	$92,397	$21,084	$112,294	$23,883	$50,002	$318,974
Loans collectively evaluated	347,423	598,567	255,812	496,249	16,322	54,369	1,768,742

(c)
Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-off rate in relation to its nonperforming loans as a credit quality indicator. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. As of June 30, 2022, the annualized charge-off rate was 0.27% of average nonperforming loans. The charge-off rate was 0.42% for the year ended December 31, 2021.

Other credit quality indicators include aging status and accrual status. The following table presents the aging status of the amortized cost basis in the loans held for investment portfolio, excluding loans held for investment at fair value, which include $239.1 million and $296.0 million loans in the Company’s COVID-19 forbearance program as of June 30, 2022 and December 31, 2021, respectively (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
June 30, 2022	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$310	$1,875	$12,726	$14,911	$—	$14,911
Commercial - Refinance	3,551	6,314	70,417	80,282	160	80,442
Residential 1-4 Unit - Purchase	325	672	21,888	22,885	—	22,885
Residential 1-4 Unit - Refinance	1,029	2,701	92,919	96,649	—	96,649
Short Term 1-4 Unit - Purchase	—	—	2,302	2,302	—	2,302
Short Term 1-4 Unit - Refinance	—	247	37,766	38,013	—	38,013
Total loans individually evaluated	$5,215	$11,809	$238,018	$255,042	$160	$255,202
Loans collectively evaluated
Commercial - Purchase	$13,431	$9,952	$—	$23,383	$639,197	$662,580
Commercial - Refinance	30,249	14,483	—	44,732	787,600	832,332
Residential 1-4 Unit - Purchase	14,855	3,805	—	18,660	488,251	506,911
Residential 1-4 Unit - Refinance	42,227	10,519	—	52,746	738,325	791,071
Short Term 1-4 Unit - Purchase	3,052	677	—	3,729	51,942	55,671
Short Term 1-4 Unit - Refinance	3,476	570	—	4,046	15,891	19,937
Total loans collectively evaluated	$107,290	$40,006	$—	$147,296	$2,721,206	$2,868,502
Ending balance	$112,505	$51,815	$238,018	$402,338	$2,721,366	$3,123,704

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2021	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$700	$2,314	$14,246	$17,260	$—	$17,260
Commercial - Refinance	4,464	6,818	74,488	85,770	165	85,935
Residential 1-4 Unit - Purchase	—	682	16,703	17,385	—	17,385
Residential 1-4 Unit - Refinance	807	1,088	105,657	107,552	—	107,552
Short Term 1-4 Unit - Purchase	1,224	—	1,762	2,986	—	2,986
Short Term 1-4 Unit - Refinance	615	1,010	43,675	45,300	—	45,300
Total loans individually evaluated	$7,810	$11,912	$256,531	$276,253	$165	$276,418
Loans collectively evaluated
Commercial - Purchase	$17,319	$4,034	$—	$21,353	$470,808	$492,161
Commercial - Refinance	31,769	7,025	—	38,794	658,532	697,326
Residential 1-4 Unit - Purchase	14,905	5,580	—	20,485	370,900	391,385
Residential 1-4 Unit - Refinance	39,045	9,548	—	48,593	574,175	622,768
Short Term 1-4 Unit - Purchase	21,412	217	—	21,629	4,374	26,003
Short Term 1-4 Unit - Refinance	4,060	5,561	—	9,621	16,144	25,765
Total loans collectively evaluated	$128,510	$31,965	$—	$160,475	$2,094,933	$2,255,408
Ending balance	$136,320	$43,877	$256,531	$436,728	$2,095,098	$2,531,826
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of June 30, 2022 and December 31, 2021 (in thousands).

	Term Loans Amortized Cost Basis by Origination Year
June 30, 2022:	2022	2021	2020	2019	2018	Pre-2018	Total
Commercial - Purchase
Payment performance
Performing	$215,509	$268,001	$41,591	$64,227	$39,948	$33,304	$662,580
Nonperforming	—	1,212	186	6,540	1,535	5,438	14,911
Total Commercial - Purchase	$215,509	$269,213	$41,777	$70,767	$41,483	$38,742	$677,491

Commercial - Refinance
Payment performance
Performing	$224,064	$225,103	$58,086	$124,285	$100,753	$100,041	$832,332
Nonperforming	540	8,266	3,857	21,462	20,646	25,671	80,442
Total Commercial - Refinance	$224,604	$233,369	$61,943	$145,747	$121,399	$125,712	$912,774

Residential 1-4 Unit - Purchase
Payment performance
Performing	$162,492	$242,544	$11,541	$39,733	$22,505	$28,096	$506,911
Nonperforming	985	8,063	2,169	3,042	3,474	5,152	22,885
Total Residential 1-4 Unit - Purchase	$163,477	$250,607	$13,710	$42,775	$25,979	$33,248	$529,796

Residential 1-4 Unit - Refinance
Payment performance
Performing	$247,970	$314,865	$26,150	$95,470	$44,360	$62,256	$791,071
Nonperforming	509	14,566	7,111	28,920	24,066	21,477	96,649
Total Residential 1-4 Unit - Purchase	$248,479	$329,431	$33,261	$124,390	$68,426	$83,733	$887,720

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$29,097	$7,493	$15,037	$4,044	$—	$—	$55,671
Nonperforming	—	—	995	1,202	105	—	2,302
Total Short Term 1-4 Unit - Purchase	$29,097	$7,493	$16,032	$5,246	$105	$—	$57,973

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$13,024	$1,582	$2,543	$2,788	$—	$—	$19,937
Nonperforming	—	244	12,464	20,264	5,041	—	38,013
Total Short Term 1-4 Unit - Refinance	$13,024	$1,826	$15,007	$23,052	$5,041	$—	$57,950

Total Portfolio	$894,190	$1,091,939	$181,730	$411,977	$262,433	$281,435	$3,123,704

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	2017	Pre-2017	Total
Commercial - Purchase
Payment performance
Performing	$277,618	$45,836	$81,541	$46,637	$24,164	$16,365	$492,161
Nonperforming	288	1,781	5,541	4,180	3,539	1,931	17,260
Total Commercial - Purchase	$277,906	$47,617	$87,082	$50,817	$27,703	$18,296	$509,421

Commercial - Refinance
Payment performance
Performing	$239,688	$64,966	$144,017	$118,735	$62,374	$67,545	$697,325
Nonperforming	2,482	3,949	26,012	26,869	16,492	10,131	85,935
Total Commercial - Refinance	$242,170	$68,915	$170,029	$145,604	$78,866	$77,676	$783,260

Residential 1-4 Unit - Purchase
Payment performance
Performing	$263,180	$12,878	$48,930	$29,544	$12,863	$23,990	$391,385
Nonperforming	1,372	2,749	3,896	3,736	3,487	2,145	17,385
Total Residential 1-4 Unit - Purchase	$264,552	$15,627	$52,826	$33,280	$16,350	$26,135	$408,770

Residential 1-4 Unit - Refinance
Payment performance
Performing	$343,199	$31,334	$114,145	$59,825	$31,774	$42,491	$622,768
Nonperforming	11,646	6,040	31,816	30,626	16,677	10,747	107,552
Total Residential 1-4 Unit - Purchase	$354,845	$37,374	$145,961	$90,451	$48,451	$53,238	$730,320

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$1,890	$15,582	$8,531	$—	$—	$—	$26,003
Nonperforming	—	1,565	1,316	105	—	—	2,986
Total Short Term 1-4 Unit - Purchase	$1,890	$17,147	$9,847	$105	$—	$—	$28,989

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$1,448	$11,991	$12,326	$—	$—	$—	$25,765
Nonperforming	1,038	15,819	22,618	5,825	—	—	45,300
Total Short Term 1-4 Unit - Refinance	$2,486	$27,810	$34,944	$5,825	$—	$—	$71,065

Total Portfolio	$1,143,849	$214,490	$500,689	$326,082	$171,370	$175,345	$2,531,825

Note 7 — Receivables Due From Servicers

The following tables summarize receivables due from servicers as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Securitizations	Warehouse and repurchase facilities and other	Total
Loan principal payments due from servicers	$41,347	$1,855	$43,202
Other loan servicing receivables	13,024	1,414	14,438
Loan servicing receivables	54,371	3,269	57,640
Corporate and escrow advances receivable	17,985	63	18,048
Total receivables due from servicers	$72,356	$3,332	$75,688

	December 31, 2021
	Securitizations	Warehouse and repurchase facilities and other	Total
Loan principal payments due from servicers	$42,344	$1,165	$43,509
Other loan servicing receivables	10,718	730	11,448
Loan servicing receivables	53,062	1,895	54,957
Corporate and escrow advances receivable	17,884	1,489	19,373
Total receivables due from servicers	$70,946	$3,384	$74,330

Note 8 — Mortgage Servicing Rights

Mortgage loans serviced are related to the Century business and not included in the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others amounted to $505.1 million and $520.6 million as of June 30, 2022 and December 31, 2021, respectively. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Significant assumptions used in determining the fair value of servicing rights as of June 30, 2022 and December 31, 2021 include: 1) Weighted average discount rate of 8.1% and 8.0%, respectively. 2) Weighted average conditional prepayment rate of 2.2% and 3.2%, respectively. The following table presents the Company's mortgage servicing rights (in thousands):

	June 30, 2022	December 31, 2021
Balance at the beginning of year	$7,152	$—
Mortgage servicing rights acquired, at fair value	—	7,152
Additions	—	—
Fair value adjustments	1,286	—
Balance at end of period	$8,438	$7,152

Note 9 — Securitizations, Net

From May 2011 through June 2022, the Company completed twenty-three securitizations, issuing $4.9 billion of securities to third parties through twenty-three respective Trusts. The Company is the sole beneficial interest holder of the remaining Trusts, which are variable interest entities included in the consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 5%–30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from July 2045 through May 2052.

The following table summarizes the outstanding balance, net of discounts and deal costs, of the securities and the effective interest rate for the six months ended June 30, 2022 and 2021 ($ in thousands):

	Six Months Ended June 30,
Securitizations:	2022	2021
Securitizations, net	$2,477,226	$1,558,163
Interest expense	44,428	37,333
Average outstanding balance	2,175,263	1,545,969
Effective interest rate (1)	4.08%	4.83%
(1)
Represents annualized interest expense divided by average gross outstanding balance and includes average rate of 3.38% and debt issuance cost amortization of 0.70% and average rate of 4.12% and debt issuance cost amortization of 0.71% for the six months ended June 30, 2022 and 2021, respectively.

Note 10 — Other Debt

Secured financings and warehouse facilities were utilized to finance the origination and purchase of commercial real estate mortgage loans. Warehouse facilities are designated to fund mortgage loans that are purchased and originated within specified underwriting guidelines. Most of these lines of credit fund less than 100% of the principal balance of the mortgage loans originated and purchased, requiring the use of working capital to fund the remaining portion.

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

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to the 2021 Term Loan. The remaining portion of the net proceeds from the 2022 Term Loan is used for loan originations and general corporate purposes. As of June 30, 2022, the balance of the 2022 Term Loan was $215.0 million. The balance in the consolidated balance sheets is net of debt issuance costs of $5.8 million as of June 30, 2022 . The 2022 Term Loan is secured by substantially all assets of the Company not otherwise pledged under a securitization or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of June 30, 2022, the Company was in compliance with these covenants.

(b)
Warehouse Repurchase and Revolving Loan Facilities, Net

On January 4, 2011, Century entered into a Master Participation and Facility Agreement with a bank (“Facility Agreement”). The Facility Agreement has a current extended maturity date of July 31, 2023, and is a short-term borrowing facility, collateralized by performing loans, with a maximum capacity of $60.0 million, and bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 1.60% with a 0.25% floor.

On August 8, 2016, Century entered a Promissory Note Revolving Credit Line with a bank (“Revolving Credit Line”). The Revolving Credit Line has a current extended maturity date of July 31, 2023, and is a short-term unsecured borrowing line, with a maximum capacity of $3.0 million, and bears interest at SOFR plus 2.00% with a 0.25% floor.

On May 17, 2013, the Company entered into a Repurchase Agreement (“the 2013 Repurchase Agreement”) with a warehouse lender. The 2013 Repurchase Agreement is a modified mark-to-market agreement and has a current maturity date of September 29, 2023, and is a short-term borrowing facility, collateralized by a pool of performing loans, with a maximum capacity of $300.0 million, and bears interest at SOFR plus 3.25%. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rates were 5.0% and 4.2% as of June 30, 2022 and December 31, 2021, respectively.

On September 12, 2018, the Company entered into a three-year non-mark-to-market secured revolving loan facility agreement (“the Bank Credit Agreement”) with a bank. The Bank Credit Agreement has a current extended maturity date of November 10, 2023. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at the lesser of the one-month LIBOR Rate with a 0.75% floor, plus 3.5% per annum and the maximum rate, which is the highest lawful and non-usurious rate of interest applicable to the loan. The maximum capacity under this facility is $50.0 million. The effective interest rates were 4.2% and 7.3% as of June 30, 2022 and December 31, 2021, respectively.

On December 26, 2019, the Company entered into a $3.0 million loan agreement (“the 2019 Loan”) with a lender. The 2019 Loan was secured by five real properties acquired by the Company through foreclosure or by deed-in lieu of foreclosure. This loan was paid off in March 2022. The effective interest rate was 0.0% as of June 30, 2022 and 10.5% December 31, 2021.

On January 29, 2021, the Company entered into a non-mark-to-market Repurchase Agreement (“the 2021 Repurchase Agreement”) with a warehouse lender. The 2021 Repurchase Agreement has a maturity date of February 28, 2023, and is a short-term borrowing facility, collateralized by a pool of loans, with a maximum capacity of $200.0 million, and bears interest at one-month LIBOR plus a margin of 3.50% during the availability period and 4.50% during the amortization period. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rates were 5.6% and 5.9% as of June 30, 2022 and December 31, 2021, respectively.

On April 16, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the 2021 Term Repurchase Agreement”) with a warehouse lender. The 2021 Term Repurchase Agreement has a maturity date of April 16, 2024, with a borrowing period through April 16, 2023. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at one-month LIBOR plus 3.0% per annum. The maximum capacity under this facility is $100.0 million. The effective interest rates were 3.4% and 3.5% as of June 30, 2022 and December 31, 2021, respectively.

On July 29, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the July 2021 Term Repurchase Agreement”) with a warehouse lender. The July 2021 Term Repurchase Agreement has a maturity date of July 29, 2024, with an option to extend the term to July 29, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at one-month LIBOR with a 0.5% floor plus 4.5% per annum. The maximum capacity under this facility is $100.0 million. The effective interest rate was 4.2% as of June 30, 2022 and there was no balance outstanding as of December 31, 2021.

Certain of the Company’s loans are pledged as security under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of June 30, 2022 and December 31, 2021, the Company was in compliance with these covenants.

The following table summarizes the maximum borrowing capacity and current gross balances outstanding of the Company’s warehouse facilities and loan agreements as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Period end balance (1)	Maximum borrowing capacity	Period end balance (1)	Maximum borrowing capacity
The 2021 term repurchase agreement	$21,632	$100,000	$41,636	$100,000
The 2021 repurchase agreement	78,608	200,000	82,580	200,000
The July 2021 term repurchase agreement	454	100,000	—	100,000
The 2013 repurchase agreement	83,923	300,000	153,499	200,000
The Bank credit agreement	25,587	50,000	22,385	50,000
The 2019 loan agreement	—	—	2,700	3,000
Total	$210,204	$750,000	$302,800	$653,000

(1)
Warehouse repurchase facilities amounts in the consolidated balance sheets are net of debt issuance costs amounting to $1.8 million and $1.7 million as of June 30, 2022 and December 31, 2021, respectively.

The following table provides an overview of the activity and effective interest rate for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Warehouse and repurchase facilities:
Average outstanding balance	$318,960	$166,981	$328,603	$140,254
Highest outstanding balance at any month-end	379,169	250,927	426,959	250,927
Effective interest rate (1)	5.16%	5.65%	4.80%	5.80%

(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance. The rate includes average rate of 4.59% and debt issuance cost amortization of 0.57%, and average rate of 4.44% and debt issuance cost amortization of 1.21%, for the three months ended June 30, 2022 and 2021, respectively, and includes average rate of 4.23% and debt issuance cost amortization of 0.57%, and average rate 4.58% and debt issuance cost amortization 1.22% for the six months ended June 30, 2022 and 2021, respectively.

The following table provides a summary of interest expense that includes debt issuance cost amortization, interest, amortization of discount, and deal cost amortization for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Warehouse and repurchase facilities	$4,115	$2,361	$7,880	$4,067
Securitizations	24,637	18,205	44,428	37,332
Interest expense — portfolio related	28,752	20,566	52,308	41,399
Interest expense — corporate debt	4,182	4,309	21,322	11,658	(1)
Total interest expense	$32,934	$24,875	$73,630	$53,057
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

The Company records a repurchase liability relating to representations and warranties and early payment defaults. The method used to estimate the liability for repurchase is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults. The Company establishes a liability at the time loans are sold and continually updates the estimated repurchase liability. The level of the repurchase liability for representations and warranties and early payment default requires considerable management judgment. As of June 30, 2022 and December 31, 2021, the balance of repurchase liability was $376 thousand and $141 thousand, respectively, and it is included in accounts payable and accrued expenses in the consolidated balance sheets.

(b)
Legal Proceedings

The Company is a party to various legal proceedings in the normal course of business. The Company, after consultation with legal counsel, believes the disposition of all pending litigation will not have a material effect on the Company’s consolidated financial condition or results of operations.

Note 12 — Stock-Based Compensation

The Company’s Amended and Restated 2020 Omnibus Incentive Plan, or the 2020 Plan, authorizes grants of stock‑based compensation instruments to purchase or issue up to 2,770,000 shares of Company common stock. In connection with its IPO in January 2020, the Company granted stock options to non-employee directors and certain employees, including named executive officers to purchase approximately 782,500 shares of common stock with an exercise price per share equal to the initial public offering price of $13.00. On December 24, 2020, the Company granted stock options to a non-employee director to purchase 12,500 shares of common stock with an exercise price per share equal to the grant date market price of $6.28.

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

In May 2022, the Company issued 31,215 shares of restricted stock awards to certain non-employee directors.

Restricted stock-based awards vest ratably over a service period of three years from the date of the grant. Performance-based stock unit awards are linked to the average core net income annual growth over the three-year period of 2022 – 2024. Settlement of vested performance-based stock units will be made on the date that the Compensation Committee certifies the average core net income annual growth for the three-year period. Compensation expense related to restricted stock-based awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. Compensation expense related to performance-based stock unit awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using an estimate of the probability of achieving the performance target. The estimates will be reviewed quarterly and the expense adjusted accordingly. The Company recognized $0.8 million and $0.5 million compensation expense related to the outstanding stock options, unvested restricted stock awards, and unvested performance-based stock unit awards granted to employees for the three months ended June 30, 2022 and 2021, respectively. Such amount is included in “Compensation and employee benefits” on the Consolidated Statement of Income. The amount of unrecognized compensation expense related to unvested stock options, restricted stock awards and performance-based stock unit awards totaled $5.3 million and $4.7 million as of June 30, 2022 and 2021, respectively.

Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. No share was purchased during the three months ended June 30, 2022. During the three months ended March 31, 2022, the Company purchased treasury shares of 33,647 at an average price of $13.61 per share.

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

The following table presents the basic and diluted earnings per share calculations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)		(In thousands, except per share data)
Basic EPS:
Net income attributable to common stockholders	$10,645	$9,453	$13,766	$12,849
Less: undistributed earnings attributable to participating securities	164	3,571	212	4,854
Net earnings attributable to common stock	$10,481	$5,882	$13,554	$7,995
Weighted average common shares outstanding	31,917	20,087	31,904	20,087
Basic earnings per common share	$0.33	$0.29	$0.42	$0.40
Diluted EPS:
Net income attributable to common stockholders	$10,645	$9,453	$13,766	$12,849
Weighted average common shares outstanding	31,917	20,087	31,904	20,087
Add dilutive effects for assumed conversion of Series A preferred stock	—	11,688	—	11,688
Add dilutive effects for warrants	1,986	1,985	2,057	1,786
Add dilutive effects for stock options	4	3	4	2
Add dilutive effects of unvested restricted stock awards	150	197	165	121
Weighted average diluted common shares outstanding	34,057	33,960	34,130	33,684
Diluted income per common share	$0.31	$0.28	$0.40	$0.38

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	773	773	773	773
Unvested restricted stock awards	125	—	125	—
Unvested performance-based stock units	103	—	103	—
Share equivalents excluded from EPS	1,001	773	1,001	773

Note 14 — Convertible Preferred Stock

On April 7, 2020, the Company issued and sold in a private placement Series A Convertible Preferred Stock plus warrants (the “Warrants”) to purchase additional shares of the Company’s common stock to funds affiliated with Snow Phipps and a fund affiliated with Pacific Investment Management Company LLC (TOBI). Snow Phipps and TOBI are considered affiliates and, therefore, are related parties to the Company. On October 8, 2021, the Company exercised its option to convert all of its Series A Convertible Preferred Stock into common stock.

The Warrants are exercisable at the warrant holder’s option at any time and from time to time, in whole or in part, until April 7, 2025 at an exercise price of $2.96 per share of common stock, with respect to 2,008,749 of the Warrants, and at an exercise price of $4.94 per share of common stock, with respect to 1,004,375 of the Warrants. The exercise price and the number of shares of common stock issuable upon exercise of the Warrants are subject to customary antidilution adjustments and certain issuances of common stock (or securities convertible into or exercisable for common stock) at a price (or having a conversion or exercise price) that is less than the then current exercise price. The Company is not required to affect an exercise of Warrants, if after giving effect to the issuance of common stock upon exercise of such Warrants such warrant holder together with its affiliates would beneficially own 49% or more of the Company’s outstanding common stock.

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

Securitizations, Net

The fair value estimate of securities issued is based on third-party valuation models that calculate estimated cash flows discounted at an appropriate market rate, a Level 3 measurement.

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

Fair Value Disclosures

The following tables present information on assets measured and recorded at fair value as of June 30, 2022 and December 31, 2021, by level, in the fair value hierarchy (in thousands):

	Fair value measurements using			Total at
June 30, 2022	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$1,351	$1,351
Mortgage servicing rights	—	—	8,438	8,438
Total recurring fair value measurements	—	—	9,789	9,789
Nonrecurring fair value measurements:
Real estate owned, net	—	—	19,218	19,218
Individually evaluated loans requiring specific allowance, net	—	—	10,608	10,608
Total nonrecurring fair value measurements	—	—	29,826	29,826
Total assets	$—	$—	$39,615	$39,615

	Fair value measurements using			Total at
December 31, 2021	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$1,359	$1,359
Mortgage servicing rights	—	—	7,152	7,152
Total recurring fair value measurements	—	—	8,511	8,511
Nonrecurring fair value measurements:
Loans held for sale, net	—	—	87,422	87,422
Real estate owned, net	—	—	17,557	17,557
Impaired loans requiring specific allowance, net	—	—	11,987	11,987
Total nonrecurring fair value measurements	—	—	116,966	116,966
Total assets	$—	$—	$125,477	$125,477

The following table presents gains and losses recognized on assets measured on a nonrecurring basis for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (loss) on assets measured on a nonrecurring basis	2022	2021	2022	2021
Loans held for sale, net	$—	$(15)	$—	$2
Real estate held for sale, net	(143)	(800)	93	(1,235)
Individually evaluated loans requiring specific allowance, net	434	1,029	242	720
Total net gain (loss)	$291	$214	$335	$(513)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets as of June 30, 2022 and December 31, 2021 ($ in thousands):

	June 30, 2022
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring specific allowance, net	$10,608	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	19,218	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	1,351	Discounted cash flow	Discount rate	5.8%	5.8%
			Collateral value (% of UPB)	97% to 120.0%	107.0%
			Timing of resolution/payoff (months)	1.0 to 40.0	38.0
			Prepayment rate	1.0% to 30.0%	30.0%
			Default rate	0.0% to 6.3%	0.6%
			Loss severity rate	0.0% to 21.0%	4.0%
Mortgage servicing rights	8,438	Discounted cash flow	Discount rate	8% to 12.0%	8.1%
			Prepayment rate	0.8% to 6.0%	2.2%

	December 31, 2021
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring specific allowance, net	$11,987	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	17,557	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	1,359	Discounted cash flow	Discount rate	5.8%	5.8%
			Collateral value (% of UPB)	95.0% to 120.0%	106.0%
			Timing of resolution/payoff (months)	1 to 38	34.8
			Prepayment rate	19.2% to 50%	30.0%
			Default rate	0.0% to 6.7%	1.0%
			Loss severity rate	0.0% to 13.4%	3.0%
Loans held for sale	87,422	Discounted cash flow	Discount rate	5.8%	5.8%
			Timing of resolution/payoff (months)	3 to 37	13.0
Mortgage servicing rights	7,152	Discounted cash flow	Discount rate	8.0% to 12.0%	8.0%
			Prepayment rate	2.4% to 3.5%	3.2%

The following is a rollforward of loans that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$1,352	$1,364	$1,359	$1,539
Loans liquidated	—	—	—	(163)
Principal paydowns	(7)	(14)	(24)	(24)
Total unrealized gain included in net income	6	20	16	18
Ending balance	$1,351	$1,370	$1,351	$1,370

The following is a rollforward of interest-only strips that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$—	$125	$—	$238
Interest-only strip additions	—	—	—	—
Interest-only strip write-offs	—	(44)	—	(157)
Total unrealized loss included in net income	—	—	—	—
Ending balance	$—	$81	$—	$81

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value through the use of a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of June 30, 2022 and December 31, 2021, the only financial assets measured at fair value, or lower of cost or fair value, were certain individually evaluated loans held for investment, loans held for sale, mortgage servicing rights, interest-only strips, REO and FVO loans, which were measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $10.6 million and $12.0 million as of June 30, 2022 and December 31, 2021, net of specific allowance for credit losses of approximately $1.2 million and $1.4 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated (in thousands):

	June 30, 2022
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$46,250	$46,250	$—	$—	$46,250
Restricted cash	9,217	9,217	—	—	9,217
Loans held for investment, net	3,118,799	—	—	3,295,277	3,295,277
Loans held for investment, at fair value	1,351	—	—	1,351	1,351
Accrued interest receivables	15,820	15,820	—	—	15,820
Mortgage servicing rights	8,438	—	—	8,438	8,438

Liabilities:
Secured financing, net	$209,227	$—	$—	$212,827	$212,827
Warehouse repurchase facilities, net	208,390	—	208,390	—	208,390
Securitizations, net	2,477,226	—	—	2,312,506	2,312,506
Accrued interest payable	13,074	13,074	—	—	13,074

	December 31, 2021
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$35,965	$35,965	$—	$—	$35,965
Restricted cash	11,639	11,639	—	—	11,639
Loans held for sale, net	87,908	—	—	87,908	87,908
Loans held for investment, net	2,527,564	—	—	2,655,357	2,655,357
Loans held for investment, at fair value	1,359	—	—	1,359	1,359
Accrued interest receivable	13,159	13,159	—	—	13,159
Mortgage servicing rights	7,152	—	—	7,152	7,152

Liabilities:
Secured financing, net	$162,845	$—	$—	$170,843	$170,843
Warehouse repurchase facilities, net	301,069	—	301,069	—	301,069
Securitizations, net	1,911,879	—	—	1,931,002	1,931,002
Accrued interest payable	6,254	6,254	—	—	6,254

Note 16 — Subsequent Events

On May 19, 2022, at the Company's annual meeting of stockholders, stockholders approved the Velocity Financial Employee Stock Purchase Plan (the “ESPP”) which authorizes 568,182 shares of Common Stock for issuance under the ESPP. The number of shares of Common Stock authorized for issuance under the ESPP shall automatically increase on the first day of each fiscal year, beginning with January 1, 2023, and continuing until (and including) January 1, 2032, with such annual increase equal to the lesser of (i) 568,182 shares, (ii) 1% of the number of shares of Common Stock issued and outstanding on December 31 of the immediately preceding fiscal year and (iii) an amount determined by the board of directors of the Company. The ESPP consists of two 6-month Offering Periods each year, with the stock purchases made at the end of each Offering Period. The ESPP’s first Offering Period started on July 1, 2022.

The Company has evaluated events that have occurred subsequent to June 30, 2022 through the issuance of the accompanying consolidated financial statements and has concluded there are no other subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee and, based on all loans in our portfolio as of June 30, 2022, has an average balance of approximately $397,000. As of June 30, 2022, our loan portfolio totaled $3.1 billion of UPB on properties in 45 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 68.2%, of which the 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, represented 49.1% of the UPB. For the three months ended June 30, 2022, the annualized yield on our total portfolio was 7.97%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitizations, corporate debt and equity. The securitization market is our primary source of long-term financing. We have successfully executed twenty-three securitizations, resulting in a total of over $4.9 billion in gross debt proceeds from May 2011 through June 2022. We may also continue to sell loans from time to time for cash in lieu of holding the loans in our loan portfolio.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on our loan portfolio and interest expense paid on our portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of our warehouse facilities and securitizations and excludes our corporate debt. For the three months ended June 30, 2022, our annualized portfolio related net interest margin was 4.10%, a slight decrease compared to the 4.25% for the quarter ended March 31, 2022, mainly as a result of rising interest rates during the three months ended June 30, 2022. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for loan losses and operating expenses. For the three months ended June 30, 2022, we generated pre-tax income and net income of $14.7 million and $10.6 million, respectively.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”), paying a cash purchase price of $12.8 million. Century is a licensed “Ginnie Mae” issuer/servicer that provides government-insured Federal Housing Administration (FHA) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century manages a servicing portfolio of $505.1 million and $520.6 million in UPB as of June 30, 2022 and December 31, 2021, respectively. Century’s pre-tax income for the six months ended June 30, 2022 and year ended December 31, 2021 was approximately $1.2 million and $2.3 million, respectively.

Items Affecting Comparability of Results

Due to a number of factors, our historical financial results may not be comparable, either from period to period, or to our financial results in future periods. We have summarized the key factors affecting the comparability of our financial results below.

Recent Developments

Securitizations

During the quarter ended June 30, 2022, we completed three securitizations totaling $682.5 million of investor real estate loans.

At-The-Market Equity Offering Program

On September 3, 2021, we entered into separate Equity Distribution Agreements with JMP Securities LLC and Virtu Americas LLC to establish an at-the-market equity offering program (“ATM Program”) where we may issue and sell, from time to time, shares of our common stock. Our ATM Program allows for aggregate gross sales of our common stock of up to $50,000,000 provided that the number of shares sold under the ATM Program does not exceed 4,000,000. For the three months and six months ended June 30, 2022, no common stock was issued under our ATM Program.

Uncertainties Caused by COVID-19 and Other Events

The COVID-19 outbreak has caused significant disruption in business activity and the financial markets both globally and in the United States. The extent of the impact of COVID-19 on our operational and financial performance continued to depend on certain developments, including the duration and spread of the outbreak and impact on our customers, employees and vendors, impact of new variant strains of the virus and a new Monkey Pox virus, and the long-term success of the vaccines, some of which remained uncertain at this time and cannot be predicted. The Russia and Ukraine war that started in February 2022 has been impacting the global economy and adding fuel to high inflation and the US economy may be facing a recession given a decline in the gross domestic product for the last two quarters.

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

Factors Affecting Our Results of Operations

Our results of operations depend on, among other things, the level of our net interest income, the credit performance of our loan portfolio and the efficiency of our operating platform. These measures are affected by a number of factors, including the demand for investor real estate loans, the competitiveness of the market for originating or acquiring investor real estate loans, the cost of financing our portfolio, the availability of funding sources and the underlying performance of the collateral supporting our loans. While we have been successful at managing these elements in the past, there are certain circumstances beyond our control, including the lingering impact of the COVID-19 pandemic, the Russia/Ukraine war, fears of a recession, and macroeconomic conditions and market fundamentals, which can all affect each of these factors and potentially impact our business performance.

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

Four of our five warehouse facilities and our corporate debt have interest payment obligations tied to the one-month USD London Interbank Offered Rate, or LIBOR. One of our warehouse facilities has interest payment obligations tied to the Secured Overnight Offering Rate ("SOFR"). The authorized administrator of LIBOR confirmed during March 2021 that it intended to cease the publication or loss of representativeness of LIBOR. In particular, the last date of publication or representativeness of one-month USD LIBOR will be June 30, 2023. We expect that the index used in the calculation of the interest rate for our warehouse facilities and corporate debt will transition from LIBOR to a Secured Overnight Financing Rate (“SOFR”) or a suitable replacement index prior to June 20, 2023. As we renew our financing agreements with our warehouse facilities, we are working with our warehouse facilities to include language on the transition to SOFR. We do not expect the cessation of LIBOR nor the transition to a replacement index to have a material adverse effect on our cost of funding, results of operations or financial condition.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	June 30, 2022		December 31, 2021		June 30, 2021
	($ in thousands)
Total loans	$3,090,258		$2,587,221		$2,070,186
Loan count	7,779		6,964		6,125
Average loan balance	$397		$372		$338
Weighted average loan-to-value	68.2%		67.7%		66.7%
Weighted average coupon	7.53%		7.76%		8.29%
Nonperforming loans (UPB)	$252,253	(A)	$273,100	(A)	$315,542	(A)
Nonperforming loans (% of total)	8.16%	(A)	10.56%	(A)	15.24%	(A)

(A) Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $45.9 million of COVID-19 forbearance-granted loans placed on nonaccrual status as of June 30, 2022.

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

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

($ in thousands)	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
Three Months Ended June 30, 2022:
Loan originations — held for investment	1,072	$445,424	$416	7.75%	69.7%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	1,072	$445,424	$416	7.75%	69.7%
Loan acquisitions — held for investment	1	492	492	7.74%	60.0%
Total loans originated and acquired	1,073	$445,916	$416	7.75%	69.7%
Three Months Ended March 31, 2022:
Loan originations — held for investment	1,167	$581,369	$498	6.29%	69.2%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	1,167	$581,369	$498	6.29%	69.2%
Loan acquisitions — held for investment	2	3,954	1,977	6.34%	57.0%
Total loans originated and acquired	1,169	$585,323	$501	6.30%	69.1%
Three Months Ended June 30, 2021:
Loan originations — held for investment	683	$256,512	$376	7.32%	69.7%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	683	$256,512	$376	7.32%	69.7%
Loan acquisitions — held for investment	1	1,072	1,072	6.75%	47.9%
Total loans originated and acquired	684	$257,584	$377	7.32%	69.6%

During the second quarter of 2022, we originated $445.4 million of loans, which was a decrease of $136.0 million from $581.4 million primarily as a result of lower average loan balances from the quarter ended March 31, 2022, and an increase of $189.0 million, or 73.6%, from $256.5 million from the quarter ended June 30, 2021.

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

(in thousands)	June 30, 2022	March 31, 2022	June 30, 2021
Unpaid principal balance	$3,090,258	$2,799,947	$2,062,362
Valuation adjustments on FVO loans	43	37	16
Deferred loan origination costs	34,754	34,334	26,708
Total loans held for investment, gross	3,125,055	2,834,318	2,089,086
Allowance for credit losses	(4,905)	(4,664)	(3,963)
Loans held for investment, net	$3,120,150	$2,829,654	$2,085,123

The following table illustrates the contractual maturities for our loans held for investment in aggregate UPB and as a percentage of our total held for investment loan portfolio as of the dates indicated:

	June 30, 2022		December 31, 2021		June 30, 2021
($ in thousands)	UPB	%	UPB	%	UPB	%
Loans due in less than one year	$89,251	2.9%	$96,502	3.9%	$131,576	6.4%
Loans due in one to five years	28,264	0.9	5,023	0.2	14,588	0.7
Loans due in more than five years	2,972,743	96.2	2,398,273	95.9	1,916,198	92.9
Total loans held for investment	$3,090,258	100.0%	$2,499,798	100.0%	$2,062,362	100.0%

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

For the June 30, 2022 estimate, we considered a severe stress scenario with a six-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate given the uncertainty around future COVID cases, the war between Russia and Ukraine, spike in inflation, continued disruption in the supply chain, and concerns of a recession.

Our allowance for loan losses as of June 30, 2022 was $4.9 million compared to $4.7 million as of March 31, 2022 and $4.0 million as of June 30, 2021. The increase in allowance for credit losses from March 31, 2022 and from June 30, 2021 was primarily due to the growth in our loan portfolio. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss, is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

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

The following table illustrates the activity in our allowance for credit losses over the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Allowance for credit losses:
Beginning balance	$4,663	$5,881	$4,262	$5,845
Provision for loan losses	279	(1,000)	1,009	(895)
Charge-offs	(37)	(918)	(366)	(987)
Ending balance	$4,905	$3,963	$4,905	$3,963
Total loans held for investment (UPB), excluding FVO (1)	$3,088,950	$2,061,008	$3,088,950	$2,061,008
Allowance for credit losses / loans held for investment, excluding FVO	0.16%	0.19%	0.16%	0.19%

(1)
Reflects the UPB of loans held for investment excluding loans held for investment at fair value (FVO). Loans held for investment, net on the consolidated balance sheets is net of allowance for credit losses of $4.9 million, and net deferred loan origination fees/costs of $34.8 million as of June 30, 2022.

Credit Quality – Loans Held for Investment and Loans Held for Investment at Fair Value

The following table provides delinquency information on our loans held for investment and loans held for investment at fair value by UPB as of the dates indicated:

($ in thousands)	June 30, 2022 (A)		COVID-19 Forbearance	December 31, 2021 (A)		COVID-19 Forbearance	June 30, 2021 (A)		COVID-19 Forbearance
Performing/Accruing:
Current	$2,692,799	87.1%	$168,774	$2,068,023	82.7%	$188,466	$1,645,019	79.8%	$227,682
30-59 days past due	105,808	3.4	15,741	127,046	5.1	36,579	69,165	3.4	14,947
60-89 days past due	39,398	1.3	3,357	31,629	1.3	8,262	32,484	1.6	9,148
90+ days past due	—	—	—	—	—	—	152	0.0	152
Total Performing Loans	2,838,005	91.8	187,872	2,226,698	89.1	233,307	1,746,820	84.7	251,929
Nonperforming/Nonaccrual:
<90 days past due	16,878	0.6	2,545	19,533	0.8	5,325	20,740	1.0	4,622
90+ days past due	20,341	0.7	5,853	35,787	1.4	8,510	50,637	2.4	19,330
Bankruptcy	19,560	0.6	3,551	20,038	0.8	6,242	17,659	0.9	6,560
In foreclosure	195,474	6.3	36,493	197,742	7.9	39,045	226,506	11.0	60,001
Total nonperforming loans	252,253	8.2	48,442	273,100	10.9	59,122	315,542	15.3	90,513
Total loans held for investment	$3,090,258	100.0%	$236,314	$2,499,798	100.0%	$292,429	$2,062,362	100.0%	$342,442

(A)
Balance includes $236.3 million UPB of loans held for investment as of June 30, 2022, $292.4 million as of December 31, 2021, and $342.4 million as of June 30, 2021 in our COVID-19 forbearance program.

Other than loans in the COVID-19 forbearance program, loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $252.3 million, or 8.2% of our held for investment loan portfolio as of June 30, 2022, compared to $273.1 million, or 10.9% as of December 31, 2021, and $315.5 million, or 15.3% of the held for investment loan portfolio as of June 30, 2021. The decrease in nonperforming loans to total loans held for investment was primarily attributed to loan resolutions by our Special Servicing department, along with improvement in the U.S. economy. We believe the significant equity cushion at origination and the active management of loans will continue to minimize credit losses on the resolution of defaulted loans and disposition of REO properties.

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following tables summarize the resolution activities of loans that became nonperforming prior to the beginning of the periods indicated or became nonperforming and subsequently resolved during the periods indicated. We resolved $47.1 million of long-term and short-term non-performing loans during the quarter ended June 30, 2022 as compared to $58.2 million during the quarter ended June 30, 2021. Including REO resolutions, we realized net gains of $5.7 million and $2.3 million during the quarter ended June 30, 2022 and 2021, respectively. This is largely the result of collecting default interest and prepayment penalties in excess of the contractual principal and interest due on loans.

The table below includes nonperforming loan resolutions for our long-term loans.

	Three Months Ended
Long-Term Loans	June 30, 2022		March 31, 2022		June 30, 2021
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$16,934	$3,303	$9,144	$474	$21,925	$1,446
Resolved — paid current	17,407	129	7,597	117	14,949	219
Resolved — REO sold	2,107	816	2,522	469	947	(2)
Total resolutions	$36,448	$4,248	$19,263	$1,060	$37,821	$1,663
Recovery rate on resolved nonperforming UPB		111.7%		105.5%		104.4%

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

	Three Months Ended
Short-Term and Forbearance Loans	June 30, 2022		March 31, 2022		June 30, 2021
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$9,913	$976	$13,820	$646	$13,517	$682
Resolved — paid current	2,877	22	3,783	39	7,794	59
Resolved — REO sold	1,262	500	503	35	164	(73)
Total resolutions	$14,052	$1,498	$18,106	$720	$21,475	$668
Recovery rate on resolved nonperforming UPB		110.7%		104.0%		103.1%

Our charge-offs incurred have been small as a percentage of nonperforming loans held for investment. The table below shows our actual loan losses for the periods indicated.

	Six Months Ended		Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2022		March 31, 2022		June 30, 2021
Average nonperforming loans for the period (1)	$267,998		$278,349		$334,120
Charge-offs	366		328		987
Charge-offs / Average nonperforming loans for the period (1)	0.27%	(2)	0.47%	(2)	0.59%	(2)

(1)
Reflects the monthly average of nonperforming loans held for investment during the period.
(2)
Reflects annualized year-to-date charge-offs to average nonperforming loans for the period.

Concentrations – Loans Held for Investment

As of June 30, 2022, our held for investment loan portfolio was concentrated in investor 1-4 loans, representing 49.1% of the UPB. Mixed used properties represented 13.3% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. By geographically, the principal balance of our loans held for investment were concentrated 23.6% in California, 20.8% in New York, 13.4% in Florida, and 7.6% in New Jersey.

Property Type	June 30, 2022
($ in thousands)	Loan Count	UPB	% of Total UPB
Investor 1-4	4,440	$1,517,337	49.1%
Mixed use	979	409,874	13.3
Retail	599	298,239	9.7
Multifamily	526	289,281	9.4
Warehouse	324	216,716	7.0
Office	423	186,202	6.0
Other(1)	488	172,609	5.5
Total loans held for investment	7,779	$3,090,258	100.0%

(1)
All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	June 30, 2022
($ in thousands)	Loan Count	UPB	% of Total UPB
California	1,144	$729,722	23.6%
New York	1,165	643,716	20.8
Florida	1,117	414,676	13.4
New Jersey	776	234,383	7.6
Other(1)	3,577	1,067,761	34.6
Total loans held for investment	7,779	$3,090,258	100.0%

(1)
All other states individually comprise less than 5.0% of the total unpaid principal balance.

Loans Held for Sale

The following tables show the various components of loans held for sale as of the dates indicated:

($ in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
UPB	$—	$87,422	$7,823
Valuation adjustments	—	—	(15)
Deferred loan origination fees, net	—	486	109
Total loans held for sale, net	$—	$87,908	$7,917

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

As of June 30, 2022, our REO included 39 properties with a lower of cost or estimated fair value of $19.2 million compared to 38 properties with a lower of cost or estimated fair value of $16.2 million as of March 31, 2022.

Key Performance Metrics

	Three Months Ended
($ in thousands)	June 30, 2022 (1)	March 31, 2022 (1)		June 30, 2021 (1)
Average loans	$2,973,680	$2,682,851		$2,022,486
Portfolio yield	7.97%	7.76%		8.90%
Average debt — portfolio related	2,651,300	2,356,433		1,710,276
Average debt — total company	2,866,300	2,535,348		1,876,611
Cost of funds — portfolio related	4.34%	4.00%		4.81%
Cost of funds — total company	4.60%	6.42%	(2)	5.30%
Net interest margin — portfolio related	4.10%	4.25%		4.83%
Net interest margin — total company	3.54%	1.69%	(2)	3.98%
Charge-offs/Average loans held for investment	0.27%	0.05%		0.05%
Pre-tax return on equity	16.42%	4.42%	(2)	22.57%
Return on equity	12.06%	3.65%	(2)	16.56%

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

Our portfolio related cost of funds increased to 4.34% for the three months ended June 30, 2022 from 4.00% for the three months ended March 31, 2022 and decreased from 4.81% for the three months ended June 30, 2021.

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

Over the periods shown below, our portfolio related net interest margin of 4.10% for the three months ended June 30, 2022 decreased from 4.25% for the three months ended March 31, 2022, and decreased from 4.83% for the three months ended June 30, 2021 primarily due to the decrease in average loan yield during the six months ended June 30, 2022.

Our total company net interest margin decreased to 3.54% for the three months ended June 30, 2022 from 3.98% for the three months ended June 30, 2021 and increased from 1.69% for the three months ended March 31, 2022, respectively. The decrease in total company net interest margin during the three months ended June 30, 2022 from the three months ended June 30, 2021 was primarily due to the decrease in average loan yield. The increase in total company net interest margin from March 31, 2022 was primarily due to the prepayment fees paid and the unamortized debt issuance write-off associated with the payoff of our corporate debt in March 2022.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Three Months Ended
	June 30, 2022			March 31, 2022				June 30, 2021
		Interest	Average		Interest	Average			Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /		Average	Income /	Yield /
($ in thousands)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)		Balance	Expense	Rate (1)
Loan portfolio:
Loans held for sale	$62,987			$69,092				$11,524
Loans held for investment	2,910,693			2,613,759				2,010,962
Total loans	$2,973,680	$59,243	7.97%	$2,682,851	$52,049	7.76%		$2,022,486	$44,978	8.90%

Debt:
Warehouse facilities	$318,960	$4,115	5.16%	$338,247	$3,765	4.45%		$166,981	$2,361	5.66%
Securitizations	2,332,340	24,637	4.23%	2,018,186	19,791	3.92%		1,543,295	18,205	4.72%
Total debt - portfolio related	2,651,300	28,752	4.34%	2,356,433	23,556	4.00%		1,710,276	20,566	4.81%
Corporate debt	215,000	4,182	7.78%	178,915	17,140	38.32%	(4)	166,335	4,309	10.36%
Total debt	$2,866,300	$32,934	4.60%	$2,535,348	$40,696	6.42%		$1,876,611	$24,875	5.30%

Net interest spread - portfolio related (2)			3.63%			3.76%				4.08%
Net interest margin - portfolio related			4.10%			4.25%				4.83%

Net interest spread - total company (3)			3.37%			1.34%	(4)			3.59%
Net interest margin - total company			3.54%			1.69%	(4)			3.98%

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

Charge-Offs

Our annualized charge-off rate for the three months ended June 30, 2022 remained low at 0.27% compared to 0.47% for the three months ended March 31, 2022 and 0.05% for the three months ended June 30, 2021. The charge-offs rate reflects year-to-date annualized charge-offs as a percentage of average loans held for investment for the respective quarter. We do not record charge-offs on our loans held for sale which are carried at the lower of cost or estimated fair value.

Pre-Tax Return on Equity and Return on Equity

Pre-tax return on equity and return on equity reflect income before income taxes and net income, respectively, as a percentage of the monthly average stockholders’ equity over the specified period. Pre-tax return on equity and return on equity were higher during the quarter ended June 30, 2022 compared to the quarter ended March 31, 2022 due to the prepayment fees and write-off of unamortized debt issuance cost of approximately $12.8 million associated with the payoff of our corporate debt during the quarter ended March 31, 2022. Pre-tax return on equity and return on equity were lower during the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021 due to the conversion of Series A Preferred Stock to common stock in October 2021.

	Three Months Ended
($ in thousands)	June 30, 2022	March 31, 2022 (2)	June 30, 2021
Income before income taxes (A)	$14,664	$3,911	$12,885
Net income (B)	10,771	3,231	9,453

Monthly average balance:
Stockholders' equity (C)	357,218	353,635	228,314

Pre-tax return on equity (A)/(C) (1)	16.4%	4.4%	22.6%

Return on equity (B)/(C) (1)	12.1%	3.7%	16.6%

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

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Interest income	$59,243	$44,978	$111,292	$85,685
Interest expense - portfolio related	28,752	20,566	52,308	41,399
Net interest income - portfolio related	30,491	24,412	58,984	44,286
Interest expense - corporate debt	4,182	4,309	21,322	11,658
Net interest income	26,309	20,103	37,662	32,628
Provision for (reversal of) loan losses	279	(1,000)	1,009	(895)
Net interest income after provision for loan losses	26,030	21,103	36,653	33,523
Other operating income	3,039	2,432	8,687	5,233
Total operating expenses	14,279	10,650	26,529	21,267
Income before income taxes	14,790	12,885	18,811	17,489
Less net income attributable to noncontrolling interests	126	—	236	—
Income tax expense	4,019	3,432	4,809	4,640
Net income	$10,645	$9,453	$13,766	$12,849
Net Interest Income — Portfolio Related

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	2022	2021	$ Change
Interest income	$59,243	$44,978	$14,265	$111,292	$85,685	$25,607
Interest expense - portfolio related	28,752	20,566	8,186	52,308	41,399	10,909
Net interest income - portfolio related	$30,491	$24,412	$6,079	$58,984	$44,286	$14,698

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income increased by 24.9% or $6.1 million from $24.4 million for the three months ended June 30, 2021 to $30.5 million for the three months ended June 30, 2022. The increase was driven by a combination of higher portfolio balance, increased recoveries from delinquent loans, and a decrease in nonperforming loans.

Interest Income. Interest income increased by $14.3 million to $59.2 million for the three months ended June 30, 2022, compared to $45.0 million for the three months ended June 30, 2021. The increase was primarily attributable to higher portfolio balances offset by a decrease in the average loan yield, which decreased from 8.90% for the three months ended June 30, 2021 to 7.97% for the three months ended June 30, 2022.

The following tables distinguish between the change in interest income attributable to change in volume and the change in interest income attributable to change in rate for the three and six months ended June 30, 2022 and 2021, respectively. The effect of changes in volume is determined by multiplying the change in average loan balance (i.e., $951.2 million) by the previous period’s average yield (i.e., 8.90%). The effect of rate changes is calculated by multiplying the change in average yield (i.e., (0.93)%) by the current period’s average loan balance (i.e., $3.0 billion).

	Three Months Ended June 30, 2022 and 2021
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Three months ended June 30, 2022	$2,973,680	$59,243	7.97%
Three months ended June 30, 2021	2,022,486	44,978	8.90%
Volume variance	951,194	21,154
Rate variance		(6,889)	(0.93)%
Total interest income variance		$14,265
(1) Annualized.

	Six Months Ended June 30, 2022 and 2021
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Six Months Ended June 30, 2022	$2,828,266	$111,292	7.87%
Six Months Ended June 30, 2021	1,979,575	85,685	8.66%
Volume variance	848,691	36,735
Rate variance		(11,128)	(0.79)%
Total interest income variance		$25,607
(1) Annualized.

Interest Expense — Portfolio Related. Portfolio related interest expense, which consists of interest incurred on our warehouse facilities and securitizations, increased from $20.6 million for the three months ended June 30, 2021 to $28.8 million for the three months ended June 30, 2022. Portfolio related interest expense increased from $41.4 million for the six months ended June 30, 2021 to $52.3 million for the six months ended June 30, 2022, primarily attributable to a higher loan portfolio being financed partially offset by a significantly lower cost of funds.

The following tables present the information regarding the portfolio related interest expense and distinguishes between the change in interest expense attributable to changes in the average outstanding debt balance (volume) versus changes in cost of funds (rate) for the three and six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30, 2022 and 2021
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Three months ended June 30, 2022	$2,651,300	$28,752	4.34%
Three months ended June 30, 2021	1,710,276	20,567	4.81%
Volume variance	941,024	11,316
Rate variance		(3,131)	(0.47)%
Total interest expense variance		$8,185
(1)
Includes securitizations and warehouse agreements.
(2)
Annualized.

	Six Months Ended June 30, 2022 and 2021
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Six Months Ended June 30, 2022	$2,503,866	$52,308	4.18%
Six Months Ended June 30, 2021	1,686,223	41,399	4.91%
Volume variance	817,643	20,074
Rate variance		(9,165)	(0.73)%
Total interest expense variance		$10,909
(1)
Includes securitizations and warehouse agreements.
(2)
Annualized.

Net Interest Income After Provision for Loan Losses

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	2022	2021	$ Change
Net interest income - portfolio related	$30,491	$24,412	$6,079	$58,984	$44,286	$14,698
Interest expense - corporate debt	4,182	4,309	(127)	21,322	11,658	9,664
Net interest income	26,309	20,103	6,206	37,662	32,628	5,034
Provision for (reversal of) loan losses	279	(1,000)	1,279	1,009	(895)	1,904
Net interest income after provision for loan losses	$26,030	$21,103	$4,927	$36,653	$33,523	$3,130

Interest Expense — Corporate Debt. Corporate debt interest expense remained relatively flat at $4.2 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Corporate debt interest expense increased by $9.7 million to $21.3 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the $12.8 million prepayment fee and write-off of unamortized debt issuance costs associate with the payoff of our corporate debt in March 2022.

Provision for Loan Losses. Our provision for loan losses increased from a reversal of $1.0 million for the three months ended June 30, 2021 to a provision of $0.3 million for the three months ended June 30, 2022, primarily due to an increase in our loans held for investment portfolio during the three months ended June 30, 2022. Our provision for loan losses increased from a reversal of $0.9 million for the three months ended June 30, 2021 to the provision of $1.0 million for the three months ended June 30, 2022, primarily due to the increase in our loans held for investment portfolio.

Other Operating Income

The $0.6 million increase in other operating income during the three months ended June 30, 2022 was mainly due to the increase in servicing fee income and mortgage servicing rights ("MSR") valuation gain on the Century servicing portfolio, offset by the decrease in gain on disposition of loans. The $3.5 million increase in other operating income during the six months ended June 30, 2022 was mainly due to the increase in gain on disposition of loans and the increase in MSR valuation gain which is included in other income (expense).

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	2022	2021	$ Change
Gain on disposition of loans	$1,776	$2,391	$(615)	$6,317	$5,230	$1,087
Unrealized gain/(loss) on fair value loans	6	20	(14)	16	18	(2)
Other income (expense)	1,257	21	1,236	2,354	(15)	2,369
Total other operating income	$3,039	$2,432	$607	$8,687	$5,233	$3,454

Operating Expenses

Total operating expenses increased by $3.6 million to $14.3 million for three months ended June 30, 2022 from $10.7 million for three months ended June 30, 2021, primarily due to the $2.0 million increase in compensation and employee benefits.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2022	2021	$ Change	2022	2021	$ Change
Compensation and employee benefits	$6,553	$4,546	$2,007	$11,876	$9,732	$2,144
Rent and occupancy	426	430	(4)	868	893	(25)
Loan servicing	3,290	1,922	1,368	5,741	3,788	1,953
Professional fees	1,062	795	267	2,423	1,329	1,094
Real estate owned, net	(251)	1,041	(1,292)	(426)	1,550	(1,976)
Other operating expenses	3,199	1,916	1,283	6,047	3,975	2,072
Total operating expenses	$14,279	$10,650	$3,629	$26,529	$21,267	$5,262

Compensation and Employee Benefits. Compensation and employee benefits increased by $2.0 million to $6.6 million for the three months ended June 30, 2022 compared to $4.5 million for the three months ended June 30, 2021. Compensation and employee benefits increased to $11.9 million for the six months ended June 30, 2022 from $9.7 million for the six months ended June 30, 2021. The increase was mainly due to the increase in commission expense driven by the increase in loan originations.

Rent and Occupancy. Rent and occupancy expenses remained consistent at $0.4 million for the three months ended June 30, 2022 and 2021 and $0.9 million for the six months ended June 30, 2022 and 2021.

Loan Servicing. Loan servicing expenses increased from $1.9 million for the three months ended June 30, 2021 to $3.3 million for the three months ended June 30, 2022, and increased from $3.8 million for the six months ended June 30, 2021 to $5.7 million for the six months ended June 30, 2022, primarily attributable to the increase in our loan portfolio.

Professional Fees. Professional fees increased from $0.8 million for the three months ended June 30, 2021 to $1.1 million for the three months ended June 30, 2022, and increased from $1.3 million for the six months ended June 30, 2021 to $2.4 million for the six months ended June 30, 2022, mainly due to higher consulting fees in 2022.

Net Expenses of Real Estate Owned. Net expenses of real estate owned decreased from $1.0 million of expense for the three months ended June 30, 2021 to income of $0.3 million for the three months ended June 30, 2022, and decreased from $1.6 million of expense for the six months ended June 30, 2021 to income of $0.4 million for the six months ended June 30, 2022, mainly due to the increase in gain on sale of REOs as property values have improved.

Other Operating Expenses. Other operating expenses increased from $1.9 million for the for the three months ended June 30, 2021 to $3.2 million three months ended June 30, 2022, and increased from $4.0 million for the six months ended June 30, 2021 to $6.0 million for the six months ended June 30, 2022, mainly attributable to increases in data processing costs and write-off of expenses related to loan applications in process where loans did not fund.

Income Tax Expense. Income tax expense was $4.0 million and $3.4 million for three months ended June 30, 2022 and 2021, and $4.8 million and $4.6 million for six months ended June 30, 2022 and 2021, respectively. Our annual consolidated effective tax rates are 27.4% and 26.5% for the years 2022 and 2021, respectively.

Quarterly Results of Operations

The following table sets forth certain financial information for each completed fiscal quarter since the quarter ended September 30, 2020. The quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The following tables set for our unaudited quarterly results for the periods indicated:

	Three Months Ended
	June 30, 2022	March 31, 2022		December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021		December 31, 2020	September 30, 2020
($ in thousands)	(unaudited)
Interest income	$59,243	$52,049		$49,360	$46,923	$44,978	$40,707		$41,556	$41,374
Interest expense - portfolio related	28,752	23,556		23,666	20,321	20,566	20,832		21,442	22,347
Net interest income - portfolio related	30,491	28,493		25,694	26,602	24,412	19,875		20,114	19,027
Net interest margin - portfolio related	4.10%	4.25%		4.27%	4.97%	4.83%	4.10%		4.07%	3.77%
Interest expense - corporate debt	4,182	17,140		4,462	4,488	4,309	7,350		1,900	1,913
Net interest income	26,309	11,353		21,232	22,114	20,103	12,525		18,214	17,114
Net interest margin - total company	3.54%	1.69%		3.53%	4.13%	3.98%	2.59%		3.68%	3.39%
Provision for (reversal of) loan losses	279	730		377	228	(1,000)	105		406	1,573
Net interest income after provision for loan losses	26,030	10,623		20,855	21,886	21,103	12,420		17,808	15,541
Other operating income (expense)	3,039	5,648		2,617	339	2,432	2,801		4,691	1,349
Operating expenses	14,279	12,250		12,095	11,298	10,650	10,617		10,746	11,865
Income before income taxes	14,790	4,021		11,377	10,927	12,885	4,604		11,753	5,025
Less income attributable to noncontrolling interest	126	110		—	—	—	—		—	—
Income tax expense	4,019	790		3,024	2,905	3,432	1,208		2,177	1,544
Net income	$10,645	$3,121	(1)	$8,353	$8,022	$9,453	$3,396	(2)	$9,576	$3,481
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

Liquidity and Capital Resources

Sources and Uses of Liquidity

We fund our lending activities primarily through borrowings under our warehouse facilities, securitizations, other corporate-level debt, equity, debt securities, and net cash provided by operating activities to manage our business. We use cash to originate and acquire investor real estate loans, repay principal and interest on our borrowings, fund our operations and meet other general business needs. Our total liquidity was $134.1 million as of June 30, 2022 comprised of $46.3 million in cash and $87.8 million of available borrowings for unencumbered loans.

Cash and Cash Equivalents

We had cash of $46.3 million and $27.7 million, excluding restricted cash of $9.2 million and $7.9 million as of June 30, 2022 and 2021, respectively. The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities as of the periods indicated:

	Six Months Ended
($ in thousands)	June 30, 2022	June 30, 2021
Cash provided by (used in):
Operating activities	$13,100	$20,896
Investing activities	(507,879)	(139,644)
Financing activities	502,642	134,117
Net change in cash, cash equivalents, and restricted cash	$7,863	$15,369

Cash flows from operating activities primarily includes net income adjusted for (1) cash used for origination and purchase of held for sale loans and the related cash proceeds from the sales of such loans, (2) non-cash items including depreciation, provision for loan loss, discount accretion, and valuation changes, and (3) changes in the balances of operating assets and liabilities.

For the six months ended June 30, 2022, our net cash provided by operating activities consisted mainly of $14.0 million in net income, $17.0 million add-back of noncash debt issuance discounts and costs amortization.

For the six months ended June 30, 2022, our net cash used in investing activities consisted mainly of $1.0 billion in cash used to originate held for investment loans, partially offset by $224.1 million proceeds from sales of loans and $302.1 million in cash received in payoffs of loans held for investment.

For the six months ended June 30, 2022, our net cash provided by financing activities consisted mainly of $951.1 million in borrowings from our warehouse and repurchase facilities, $879.1 million in proceeds of asset-backed securities issued, and $215.0 million in proceeds from secured financing. The cash generated was offset by repayments of $1.0 billion on our warehouse and repurchase facilities, repayments of $170.8 million on secured financing, and repayments of $308.3 million on asset-backed securities issued.

During the six months ended June 30, 2022, we generated approximately $7.9 million of net cash and cash equivalents from operations, investing and financing activities. During the six months ended June 30, 2021, we generated approximately $15.4 million of net cash and cash equivalents in operations, investing and financing activities.

Warehouse Facilities

As of June 30, 2022, we had four non-mark-to-market warehouse facilities and one modified mark-to-market warehouse facility to support our loan origination and acquisition facilities. One agreement is a two-year warehouse repurchase facility, two agreements are one-year warehouse repurchase facilities and two agreements are three-year warehouse facilities. The borrowings are collateralized by primarily performing loans, four of the warehouse facilities, bear interest at one-month LIBOR and one warehouse facility at SOFR, all a margin that ranges from 2.75% to 4.50%. Borrowing under these facilities was $210.2 million with $539.8 million of available capacity under our warehouse and repurchase facilities as of June 30, 2022.

All warehouse facilities fund less than 100% of the principal balance of the mortgage loans we own requiring us to use working capital to fund the remaining portion. We may need to use additional working capital if loans become delinquent, because the amount permitted to be financed by the facilities may change based on the delinquency performance of the pledged collateral.

All borrower payments on loans financed under the warehouse agreements are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities. The warehouse facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to- net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization to interest expense. If we fail to meet any of the covenants or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of June 30, 2022, we were in compliance with these covenants.

Securitizations

From May 2011 through June 2022, we have completed twenty-three securitizations, issuing $4.9 billion in principal amount of securities to third parties through twenty-three respective transactions. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The following table summarizing the investor real estate loans securitized, securities issued, securities retained by us at the time of the securitization, and as of June 30, 2022 and December 31, 2021, and the stated maturity for each securitization. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 5%—30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

($ in thousands)		Securities Retained as of
Trusts	Securities Issued	Issuance Date	June 30, 2022	December 31, 2021	Stated Maturity Date
2015-1 Trust	$285,457	$27,372	$—	$15,526	July 2045
2016-1 Trust	319,809	38,792	17,633	17,633	April 2046
2017-2 Trust	245,601	12,927	3,145	4,064	October 2047
2018-1 Trust	176,816	9,308	2,460	2,849	April 2048
2018-2 Trust	307,988	16,210	4,990	6,608	October 2048
2019-1 Trust	235,580	12,399	4,801	6,180	March 2049
2019-2 Trust	207,020	10,901	4,760	5,922	July 2049
2019-3 Trust	154,419	8,127	4,087	4,799	October 2049
2020-1 Trust	248,700	13,159	7,702	8,678	February 2050
2020-2 Trust	96,352	32,118	12,847	12,847	June 2050
2020-MC1 Trust	179,371	96,585	—	108,891	July 2050
2021-1 Trust	251,301	13,227	11,134	12,518	May 2051
2021-2 Trust	194,918	10,260	—	—	August 2051
2021-3 Trust	204,205	—	—	—	October 2051
2021-4 Trust	319,116	—	—	—	December 2051
2022-1 Trust	273,594	5,015	4,845	—	February 2052
2022-2 Trust	241,388	11,202	11,170	—	March 2052
2022-MC1 Trust	84,967	40,911	41,415	—	May 2047
2022-3 Trust	296,323	18,914	18,815	—	May 2052
Total	$4,322,925	$377,427	$149,804	$206,515

The following table summarizes outstanding bond balances for each securitization as of June 30, 2022 and December 31, 2021:

($ in thousands)	June 30, 2022	December 31, 2021
2015-1 Trust	$—	$17,536
2016-1 Trust	28,021	36,401
2017-2 Trust	68,749	86,497
2018-1 Trust	52,281	62,375
2018-2 Trust	108,845	143,152
2019-1 Trust	103,860	132,306
2019-2 Trust	98,792	122,205
2019-3 Trust	81,996	95,521
2020-1 Trust	149,646	174,550
2020-2 Trust	67,446	80,676
2020-MC1 Trust	—	35,711
2021-1 Trust	214,835	236,190
2021-2 Trust	185,448	197,744
2021-3 Trust	195,308	202,793
2021-4 Trust	291,181	315,489
2022-1 Trust	264,936	—
2022-2 Trust	240,076	—
2022-MC1 Trust	80,931	—
2022-3 Trust	294,768	—
	$2,527,119	$1,939,146

As of June 30, 2022 and December 31, 2021, the weighted average rate on the securities and certificates for the Trusts were as follows:

	June 30, 2022	December 31, 2021
2015-1 Trust	—	7.22%
2016-1 Trust	8.24%	8.22%
2017-2 Trust	3.59%	3.37%
2018-1 Trust	3.95%	4.04%
2018-2 Trust	4.36%	4.39%
2019-1 Trust	3.92%	4.02%
2019-2 Trust	3.37%	3.44%
2019-3 Trust	3.10%	3.26%
2020-1 Trust	2.84%	2.82%
2020-2 Trust	4.59%	4.45%
2020-MC1 Trust	0.00%	4.42%
2021-1 Trust	1.74%	1.73%
2021-2 Trust	2.01%	2.28%
2021-3 Trust	2.46%	2.45%
2021-4 Trust	3.14%	3.11%
2022-1 Trust	3.91%	—
2022-2 Trust	5.08%	—
2022-MC1 Trust	6.94%	—
2022-3 Trust	5.67%	—

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

Secured Financing (Corporate Debt)

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to the 2021 Term Loan. The remaining portion of the net proceeds from the 2022 Term Loan is used for loan originations and general corporate purposes.

At-The-Market Equity Offering Program

On September 3, 2021, we entered into separate Equity Distribution Agreements with JMP Securities LLC and Virtu Americas LLC to establish an at-the-market equity offering program (“ATM Program”) where we may issue and sell, from time to time, shares of our common stock. Our ATM Program allows for aggregate gross sales of our common stock of up to $50,000,000 provided that the number of shares sold under the ATM Program does not exceed 4,000,000. For the three months ended June 30, 2022, no common stock was issued under our ATM Program.

Contractual Obligations and Commitments

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months.

As of June 30, 2022, we maintained warehouse facilities to finance our investor real estate loans and had approximately $210.2 million in outstanding borrowings with $539.8 million of available capacity under our warehouse and repurchase facilities.

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

No common stock purchases were made by us during the three months ended June 30, 2022.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Conversion	8-K	001-39183	3.1	1/22/2020

3.2	Restated Certificate of Incorporation of Velocity Financial, Inc.	8-K	001-39183	3	5/23/2022

3.3	Amended and Restated Bylaws of Velocity Financial, Inc.	8-K	001-39183	3.2	3/25/2022

4.1	Form of Stock Certificate for Common Stock	S-1	333-234250	4.1	10/18/2019

4.2	Form of Warrant to Purchase Common Stock	8-K	001-39183	4.1	4/7/2020

4.3	Description of the Registrant’s Securities	10K	001-39183	4.3	4/7/2020

10.1	Stockholders Agreement, dated as of January 16, 2020	10-K	001-39183	10.1	4/7/2020

10.2	Registration Rights Agreement, dated as of January 16, 2020	10-K	001-39183	10.2	4/7/2020

10.3	Registration Rights Agreement, dated as of April 7, 2020	8-K	333-234250	10.1	4/7/2020

10.4	Securities Purchase Agreement among Velocity Financial, Inc. and the Purchasers Party thereto dated April 5, 2020	8-K	001-39183	10.1	4/6/2020

10.5	Velocity Financial, Inc. Employee Stock Purchase Plan*	DEF 14A	001-39183	AII	4/08/2022

10.6	Amended and Restated Velocity Financial, Inc. 2020 Omnibus Incentive Plan*	DEF 14A	001-39183	AI	4/8/2022

10.7	Form of Nonqualified Stock Option Award Notice and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.6	1/6/2020

10.8	Form of Nonqualified Stock Option Award Notice and Agreement (Director Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.7	1/6/2020

10.9	Form of Nonqualified Stock Option Award Notice and Agreement (Executive Officer Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.8	1/6/2020

10.10	Form of Restricted Stock Unit Grant and Agreement (Director Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.9	1/6/2020

10.11	Form of Restricted Stock Unit Grant and Agreement (Standard Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.10	1/6/2020

10.12	Form of Restricted Stock Grant and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.11	1/6/2020

10.13	Velocity Financial 2022 Annual Incentive Program for Messrs. Farrar, Szczepaniak and Taylor*	8-K	001-39183	-	2/15/2022

10.14	Form of Equity Distribution Agreement, dated September 3, 2021	8-K	001-39183	1.1	9/7/2021

10.15	Form of Officer and Director Indemnity Agreement*	S-1/A	333-234250	10.37	11/6/2019

10.16	Form of Performance Stock Unit Grant and Agreement*

10.17	Note Purchase Agreement Dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association, as collateral agent, and the respective purchasers of the Notes.	8-K	001-39183	10.1	3/16/2022

10.18	Security Agreement, dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association, as collateral agent.	8-K	001-39183	10.2	3/16/2022

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

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

VELOCITY FINANCIAL, INC.

Date: August 4, 2022	By:	/s/ Christopher D. Farrar
Christopher D. Farrar
Chief Executive Officer

Date: August 4, 2022	By:	/s/ Mark R. Szczepaniak
Mark R. Szczepaniak
Chief Financial Officer