Form 10-Q
period 2022-09-30
Velocity Financial, Inc.
filed 2022-11-04
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 32,415,860 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and cash equivalents	$26,372	$35,965
Restricted cash	14,533	11,639
Loans held for sale, net	—	87,908
Loans held for sale, at fair value	16,569	—
Loans held for investment, net	3,445,563	2,527,564
Loans held for investment, at fair value	926	1,359
Total loans, net	3,463,058	2,616,831
Accrued interest receivables	18,333	13,159
Receivables due from servicers	66,992	74,330
Other receivables	1,962	1,812
Real estate owned, net	13,188	17,557
Property and equipment, net	3,495	3,830
Deferred tax asset	4,337	16,604
Mortgage servicing rights, at fair value	9,868	7,152
Goodwill	6,775	6,775
Other assets	18,453	6,824
Total assets	$3,647,366	$2,812,478
LIABILITIES
Accounts payable and accrued expenses	$75,150	$92,195
Secured financing, net	209,537	162,845
Securitizations, net	2,651,895	1,911,879
Warehouse and repurchase facilities, net	340,050	301,069
Total liabilities	3,276,632	2,467,988
Commitments and contingencies
EQUITY
Common stock ($0.01 par value, 100,000,000 shares authorized at September 30, 2022 and December 31, 2021; 32,415,860 and 32,293,042 shares issued and outstanding, respectively)	325	323
Treasury stock, at cost (33,647 common shares at September 30, 2022 and none at December 31, 2021)	(458)	—
Additional paid-in capital	298,772	296,364
Retained earnings	68,171	44,422
Total Velocity Financial Inc. stockholders' equity	366,810	341,109
Noncontrolling interest in subsidiary	3,924	3,381
Total equity	370,734	344,490
Total liabilities and equity	$3,647,366	$2,812,478

The following table represents the assets and liabilities of our consolidated variable interest entities as follows:

ASSETS
Restricted cash	$2,977	$4,713
Loans held for investment, net	2,946,921	2,202,010
Accrued interest and other receivables	80,796	83,493
Real estate owned, net	10,106	9,861
Other assets	11	9
Total assets	$3,040,811	$2,300,086
LIABILITIES
Accounts payable and accrued expenses	$43,068	$45,705
Securities issued	2,651,895	1,911,879
Total liabilities	$2,694,963	$1,957,584

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$63,419	$46,923	$174,711	$132,608
Interest expense — portfolio related	34,561	20,321	86,869	61,720
Net interest income — portfolio related	28,858	26,602	87,842	70,888
Interest expense — corporate debt	4,011	4,488	25,333	16,147
Net interest income	24,847	22,114	62,509	54,741
Provision for (reversal of) loan losses	580	228	1,589	(668)
Net interest income after provision for (reversal of) loan losses	24,267	21,886	60,920	55,409
Other operating income
Gain on disposition of loans	399	306	6,716	5,536
Unrealized gain on fair value loans	453	—	469	18
Other income	1,657	33	4,011	18
Total other operating income	2,509	339	11,196	5,572
Operating expenses
Compensation and employee benefits	6,788	4,738	18,664	14,470
Rent and occupancy	445	447	1,313	1,340
Loan servicing	3,314	2,014	9,055	5,803
Professional fees	664	736	3,087	2,064
Real estate owned, net	(195)	1,186	(621)	2,734
Other operating expenses	1,711	2,177	7,758	6,154
Total operating expenses	12,727	11,298	39,256	32,565
Income before income taxes	14,049	10,927	32,860	28,416
Income tax expense	3,759	2,905	8,568	7,545
Net income	$10,290	$8,022	$24,292	$20,871
Net income attributable to noncontrolling interest	307	—	543	—
Net income attributable to Velocity Financial, Inc.	$9,983	$8,022	$23,749	$20,871
Less undistributed earnings attributable to participating securities	152	3,030	362	7,884
Net earnings attributable to common stockholders	$9,831	$4,992	$23,387	$12,987
Earnings per common share
Basic	$0.31	$0.25	$0.73	$0.65
Diluted	$0.29	$0.23	$0.70	$0.62
Weighted average common shares outstanding
Basic	31,922	20,090	31,910	20,088
Diluted	34,199	34,212	34,153	33,858

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands)

(Unaudited)

	Common Stock				Treasury Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance – December 31, 2020	20,087,494	$201	$204,190	$15,198	—	$—	$219,589	$—	$219,589
Restricted stock awarded and earned stock compensation	480,000	5	226	—	—	—	231	—	231
Stock-based compensation - Options	—	—	254	—	—	—	254	—	254
Net income	—	—	—	3,396	—	—	3,396	—	3,396
Balance – March 31, 2021	20,567,494	$206	$204,670	$18,594	—	$—	$223,470	$—	$223,470
Restricted stock awarded and earned stock compensation	26,511	—	291	—	—	—	291	—	291
Stock-based compensation - Options	—	—	254	—	—	—	254	—	254
Net income	—	—	—	9,453	—	—	9,453	—	9,453
Balance – June 30, 2021	20,594,005	$206	$205,215	$28,047	—	$—	$233,468	$—	$233,468
Issuance of common stock	10,727	—	137	—	—	—	137	—	137
Restricted stock awarded and earned stock compensation	—	—	307	—	—	—	307	—	307
Stock-based compensation - Options	—	—	256	—	—	—	256	—	256
Net income	—	—	—	8,022	—	—	8,022	—	8,022
Balance – September 30, 2021	20,604,732	$206	$205,915	$36,069	—	$—	$242,190	$—	$242,190

Balance – December 31, 2021	32,293,042	$323	$296,364	$44,422	—	$—	$341,109	$3,381	$344,490
Purchase of treasury stock, at cost	—	—	—	—	(33,647)	(458)	(458)	—	(458)
Restricted stock awarded and earned stock compensation	125,250	2	416	—	—	—	418	—	418
Stock-based compensation - Options	—	—	251	—	—	—	251	—	251
Net income	—	—	—	3,121	—	—	3,121	110	3,231
Balance – March 31, 2022	32,418,292	$325	$297,031	$47,543	(33,647)	$(458)	$344,441	$3,491	$347,932
Restricted stock awarded and earned stock compensation	31,215	—	555	—	—	—	555	—	555
Stock-based compensation - Options	—	—	254	—	—	—	254	—	254
Net income	—	—	—	10,645	—	—	10,645	126	10,771
Balance – June 30, 2022	32,449,507	$325	$297,840	$58,188	(33,647)	$(458)	$355,895	$3,617	$359,512
Stock-based compensation expenses	—	—	932	—	—	—	932	—	932
Net income	—	—	—	9,983	—	—	9,983	307	10,290
Balance – September 30, 2022	32,449,507	$325	$298,772	$68,171	(33,647)	$(458)	$366,810	$3,924	$370,734

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net income	$24,292	$20,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	605	883
Amortization of right-of-use assets	979	885
Provision for (reversal of) loan losses	1,589	(668)
Origination of loans held for sale	(16,119)	—
Purchase of held for sale loans	—	(755)
Repayments on loans held for sale	—	16
Net accretion of discount on purchased loans and deferred loan origination costs	5,694	4,696
(Reversal of) provision for uncollectible borrower advances	(232)	170
Gain on disposition of loans	(4,572)	(4,745)
Real estate acquired through foreclosure in excess of recorded investment	(2,144)	(791)
Amortization of debt issuance discount and costs	22,527	14,088
Loss on disposal of property and equipment	3	18
Change in valuation of real estate owned	276	1,619
Change in valuation of fair value loans	(469)	(18)
Change in valuation of mortgage servicing rights	(2,716)	—
Change in valuation of held for sale loans	—	(15)
Gain on sale of real estate owned	(2,799)	(240)
Stock-based compensation	2,410	1,595
Deferred tax expense (benefit)	12,266	(10,373)
Change in operating assets and liabilities:
Accrued interest and other receivables	(4,953)	(1,043)
Other assets	(12,595)	(512)
Accounts payable and accrued expenses	(15,386)	13,893
Net cash provided by operating activities	8,656	39,574
Cash flows from investing activities:
Purchase of loans held for investment	(16,997)	(9,412)
Origination of loans held for investment	(1,475,694)	(840,798)
Proceeds from sales of loans originally classified as held for investment	224,060	99,117
Payoffs of loans held for investment and loans at fair value	434,945	427,224
Proceeds from sale of real estate owned	18,568	7,459
Purchase of real estate owned	(2,250)	—
Capitalized real estate owned improvements	—	(78)
Change in advances	1,253	(1,597)
Change in impounds and deposits	(2,677)	1,894
Purchase of property and equipment	(273)	(104)
Net cash used in investing activities	(819,065)	(316,295)
Cash flows from financing activities:
Warehouse repurchase facilities advances	1,344,528	717,605
Warehouse repurchase facilities repayments	(1,305,914)	(534,062)
Proceeds from secured financing	215,000	175,000
Repayment of secured financing	(170,844)	(81,063)
Proceeds of securitizations, net	1,181,997	456,184
Repayment of securitizations	(437,499)	(412,916)
Debt issuance costs	(23,100)	(18,981)
Purchase of treasury stock	(458)	—
Proceeds from issuance of common stock, net	—	137
Deferred stock issuance costs	—	(393)
Net cash provided by financing activities	803,710	301,511
Net (decrease) increase in cash, cash equivalents, and restricted cash	(6,699)	24,790
Cash, cash equivalents, and restricted cash at beginning of period	47,604	20,293
Cash, cash equivalents, and restricted cash at end of period	$40,905	$45,083

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for interest	$84,938	$63,706
Cash paid during the period for income taxes	22,961	7,224
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to held for sale	206,319	80,498
Transfer of loans held for investment to real estate owned	7,283	10,107
Transfer of accrued interest to loans held for investment	933	1,776
Discount on issuance of securitizations	22,632	223
Transfer of loans held for sale to held for investment	74,887	10,178

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2016-1 Trust through and including the 2022-4 Trust, all of which are New York common law trusts, with the exception of the VCC 2022-MC1 Trust which is a Delaware statutory trust. The Trusts are bankruptcy remote, variable interest entities (VIE) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed “Ginnie Mae” issuer/servicer that provides government-insured Federal Housing Administration (FHA) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century is a consolidated subsidiary of the Company as of completion of the acquisition.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements as of and for the nine months ended September 30, 2022 and 2021 have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

There have been no significant changes to the Company’s significant accounting policies as described in its 2021 Annual Report, other than the election of fair value option accounting on certain loans originated with the intent to sell to Ginnie Mae.

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

The consolidated financial statements as of September 30, 2022 and December 31, 2021 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs.

Note 3 — Current Accounting Developments

(a)
Recently Issued Accounting Standards

ASU 2022-2, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments in this ASU eliminate the recognition and measurement guidance for troubled debt restructuring by Creditors and require enhanced disclosures for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-4 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables. This ASU is effective January 1, 2023 for the Company. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

(b)
Treasury Shares

The Company separately presents treasury shares, which represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. Treasury shares are carried at cost.

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	September 30,
	2022	2021
Cash and cash equivalents	$26,372	$35,497
Restricted cash	14,533	9,586
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$40,905	$45,083

Note 5 — Loans Held for Sale and Loans Held for Sale at Fair Value

The following table summarizes loans held for sale as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Loans held for sale, net	Loans held for sale, at fair value	Total loans held for sale
Unpaid principal balance	$—	$16,119	$16,119
Valuation adjustments on FVO loans held for sale	—	450	450
Total loans held for sale and loans held for sale at fair value, net	$—	$16,569	$16,569

	December 31, 2021
	Loans held for sale, net	Loans held for sale, at fair value	Total loans held for sale
Unpaid principal balance	$87,422	$—	$87,422
Deferred loan origination costs	486	—	486
Total loans held for sale, net	$87,908	$—	$87,908

Note 6 — Loans Held for Investment and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment
Unpaid principal balance	$3,415,468	$880	$3,416,348
Valuation adjustments on FVO loans	—	46	46
Deferred loan origination costs	35,425	—	35,425
	3,450,893	926	3,451,819
Allowance for loan losses	(5,330)	—	(5,330)
Total loans held for investment and loans held for investment at fair value, net	$3,445,563	$926	$3,446,489

	December 31, 2021
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment
Unpaid principal balance	$2,498,466	$1,332	$2,499,798
Valuation adjustments on FVO loans	—	27	27
Deferred loan origination costs	33,360	—	33,360
	2,531,826	1,359	2,533,185
Allowance for loan losses	(4,262)	—	(4,262)
Total loans held for investment and loans held for investment at fair value, net	$2,527,564	$1,359	$2,528,923

The following tables summarize the Unpaid Principal Balance (“UPB”) and amortized cost basis of loans in the Company's COVID-19 forbearance program for the three and nine months ended September 30, 2022 and the year ended December 31, 2021 ($ in thousands):

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	UPB	%	Amortized Cost	%	UPB	%	Amortized Cost	%
Beginning balance	$236,314		$239,073		$292,429		$295,990
Foreclosures	—		—		(1,427)		(1,438)
Repayments	(18,796)		(18,998)		(73,484)		(74,477)
Ending balance	$217,518		$220,075		$217,518		$220,075

Performing/Accruing	$175,160	80.5%	$177,256	80.5%	$175,160	80.5%	$177,256	80.5%

Nonperforming/Nonaccrual	$42,358	19.5%	$42,819	19.5%	$42,358	19.5%	$42,819	19.5%

	December 31, 2021
	UPB	%	Amortized Cost	%
Beginning balance	$392,073		$396,918
Additions	2,616		2,615
Foreclosures	(402)		(408)
Repayments	(101,858)		(103,135)
Ending balance	$292,429		$295,990

Performing/Accruing	$233,307	79.8%	$236,076	79.8%

Nonperforming/Nonaccrual	$59,122	20.2%	$59,914	20.2%

Since April 1, 2020, the inception of the COVID-19 forbearance program, the Company has modified $409.1 million in UPB of loans, which includes capitalized interest of $11.0 million. As of September 30, 2022, $203.8 million in UPB of modified loans has been paid down, which includes $4.1 million of capitalized interest received. The Company has not forgiven any capitalized interest.

Approximately 80.5% and 79.8% of the COVID forbearance loans in UPB were performing, and 19.5% and 20.2% were on nonaccrual status as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022 and December 31, 2021, the gross unpaid principal balances of loans held for investment pledged as collateral for the Company’s warehouse facilities and securitizations issued were as follows (in thousands):

	September 30, 2022	December 31, 2021
The 2013 repurchase agreement	$174,201	$202,511
The 2021 repurchase agreement	119,604	114,072
The Bank credit agreement	57,470	30,959
The 2021 term repurchase agreement	68,048	53,217
The July 2021 term repurchase agreement	2,196	—
Total pledged loans	$421,519	$400,759

2015-1 Trust	$—	$31,931
2016-1 Trust	40,218	52,623
2017-2 Trust	69,464	94,809
2018-1 Trust	52,435	71,051
2018-2 Trust	112,668	154,974
2019-1 Trust	107,898	144,727
2019-2 Trust	97,898	132,358
2019-3 Trust	80,698	103,266
2020-1 Trust	153,419	189,547
2020-2 Trust	82,979	98,403
2020-MC1 Trust	—	134,957
2021-1 Trust	217,170	249,396
2021-2 Trust	181,098	198,039
2021-3 Trust	184,234	202,138
2021-4 Trust	285,214	314,547
2022-1 Trust	265,723	—
2022-2 Trust	248,574	—
2022-MC1 Trust	101,143	—
2022-3 Trust	302,862	—
2022-4 Trust	330,071	—
Total	$2,913,766	$2,172,766
(a)
Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment that were nonperforming and on nonaccrual status as of September 30, 2022 and December 31, 2021. There were no loans accruing interest that were greater than 90 days past due as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual Loans with Allowance
	($ in thousands)
Commercial - Purchase	$19,033	$18,770	$263	$6	0.1%
Commercial - Refinance	81,204	77,319	3,885	369	3.3
Residential 1-4 Unit - Purchase	21,731	21,263	468	118	1.1
Residential 1-4 Unit - Refinance	91,368	89,200	2,168	176	1.6
Short Term 1-4 Unit - Purchase	7,076	7,076	—	—	—
Short Term 1-4 Unit - Refinance	35,845	31,408	4,437	205	1.8
Total	$256,257	$245,036	$11,221	$874	7.8%

Troubled Debt Restructuring included in nonaccrual loans:	$—	$—	$—	$—	—

	December 31, 2021
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual Loans with Allowance
	($ in thousands)
Commercial - Purchase	$17,260	$16,501	$759	$9	0.1%
Commercial - Refinance	85,935	79,131	6,804	826	6.2
Residential 1-4 Unit - Purchase	17,385	17,128	257	96	0.7
Residential 1-4 Unit - Refinance	107,552	105,515	2,037	138	1.0
Short Term 1-4 Unit - Purchase	2,986	2,881	105	31	0.2
Short Term 1-4 Unit - Refinance	45,300	41,870	3,430	306	2.3
Total	$276,418	$263,026	$13,392	$1,406	10.5%

Troubled Debt Restructuring included in nonaccrual loans:	$165	$—	$—	$25	—

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

The following tables present the amortized cost basis in the loans held for investment, excluding loans held for investment at fair value, as of September 30, 2022 and 2021, and the amount of accrued interest receivables written off by reversing interest income by portfolio segment for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022		2021
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$722,868	$207	$426,483	$114
Commercial - Refinance	933,486	328	710,201	146
Residential 1-4 Unit - Purchase	630,069	93	340,611	33
Residential 1-4 Unit - Refinance	1,013,626	326	671,703	368
Short Term 1-4 Unit - Purchase	73,005	134	50,758	103
Short Term 1-4 Unit - Refinance	77,839	67	99,969	165
Total	$3,450,893	$1,155	$2,299,725	$929

	Nine Months Ended September 30,
	2022		2021
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$722,868	$400	$426,483	$306
Commercial - Refinance	933,486	915	710,201	838
Residential 1-4 Unit - Purchase	630,069	374	340,611	154
Residential 1-4 Unit - Refinance	1,013,626	892	671,703	1,169
Short Term 1-4 Unit - Purchase	73,005	159	50,758	788
Short Term 1-4 Unit - Refinance	77,839	437	99,969	523
Total	$3,450,893	$3,177	$2,299,725	$3,778

The cash basis interest income recognized on nonaccrual loans was $8.0 million and $7.6 million for the three months ended September 30, 2022 and 2021, respectively, and $24.0 million and $24.3 million for the nine months ended September 30, 2022 and 2021, respectively. No accrued interest income was recognized on nonaccrual loans for the nine months ended September 30, 2022. The average recorded investment of individually evaluated loans, computed using month-end balances, was $252.3 million and $292.2 million for the three months ended September 30, 2022 and 2021, and $265.0 million and $332.4 million for the nine months ended September 30, 2022 and 2021, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring as of September 30, 2022 and 2021.

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

The Company uses an open pool loss rate methodology to model expected credit losses on a collective basis. To determine the loss rates for the open pool method, the Company starts with its historical database of losses, segmenting the loans by loan purpose, product type and repayment period. A third-party model applying the open pool method is used to estimate annual average loss rates by dividing the respective pool's quarterly historical losses by the pool's respective prior quarter’s ending unamortized loan cost balance and deriving an annual average loss rate from the historical quarterly loss rates. The model then adjusts the annual average loss rates based upon macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates are applied to the forecasted pool balance within each segment. The forecasted balances in the loan pool segments are calculated based on a principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments. For the September 30, 2022 estimate, the Company considered a severe stress scenario with a six-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate given the uncertainty due to the increased risk of a recession, continued rising inflation, and the supply chain disruption from the Russia/Ukraine war and lingering impacts from COVID-19.

Once a loan becomes nonperforming (90 or more days past due), it no longer shares the same risk characteristics of the other loans within its segment of homogeneous loans (pool). Nonperforming loans are considered collateral dependent by the Company. These loans are evaluated individually using the practical expedient to determine the credit exposure.

The following tables present the activity in the allowance for credit losses for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - July 1, 2022	$612	$1,996	$440	$1,270	$34	$553	$4,905
Provision for loan losses	78	66	182	227	9	18	580
Charge-offs	—	—	(7)	—	—	(148)	(155)
Ending balance	$690	$2,062	$615	$1,497	$43	$423	$5,330

Allowance related to:
Loans individually evaluated	$6	$369	$118	$176	$—	$205	$874
Loans collectively evaluated	$684	$1,693	$497	$1,321	$43	$218	$4,456
Amortized cost related to:
Loans individually evaluated	$19,033	$81,204	$21,731	$91,368	$7,076	$35,845	$256,257
Loans collectively evaluated	$703,835	$852,282	$608,338	$922,258	$65,929	$41,994	$3,194,636

	Three Months Ended September 30, 2021
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - July 1, 2021	$262	$1,923	$281	$847	$73	$577	$3,963
Provision for loan losses	—	44	27	68	62	27	228
Charge-offs	—	(18)	—	(43)	—	(102)	(163)
Ending balance	$262	$1,949	$308	$872	$135	$502	$4,028

Allowance related to:
Loans individually evaluated	$12	$938	$96	$261	$110	$359	$1,776
Loans collectively evaluated	$250	$1,010	$212	$611	$25	$144	$2,252
Amortized cost related to:
Loans individually evaluated	$20,707	$84,324	$18,419	$114,785	$5,982	$47,591	$291,808
Loans collectively evaluated	$405,776	$625,877	$322,192	$556,918	$44,776	$52,378	$2,007,917

	Nine Months Ended September 30, 2022
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - January 1, 2022	$385	$2,144	$400	$948	$43	$342	$4,262
Provision for loan losses	452	(57)	222	654	—	318	1,589
Charge-offs	(147)	(25)	(7)	(105)	—	(237)	(521)
Ending balance	$690	$2,062	$615	$1,497	$43	$423	$5,330

Allowance related to:
Loans individually evaluated	$6	$369	$118	$176	$—	$205	$874
Loans collectively evaluated	$684	$1,693	$497	$1,321	$43	$218	$4,456
Amortized cost related to:
Loans individually evaluated	$19,033	$81,204	$21,731	$91,368	$7,076	$35,845	$256,257
Loans collectively evaluated	$703,835	$852,282	$608,338	$922,258	$65,929	$41,994	$3,194,636

	Nine Months Ended September 30, 2021
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - January 1, 2021	$373	$2,093	$333	$1,216	$595	$1,235	$5,845
Provision for loan losses	3	(31)	12	(150)	(446)	(56)	(668)
Charge-offs	(114)	(113)	(37)	(194)	(14)	(677)	(1,149)
Ending balance	$262	$1,949	$308	$872	$135	$502	$4,028

Allowance related to:
Loans individually evaluated	$12	$938	$96	$261	$110	$359	$1,776
Loans collectively evaluated	$250	$1,010	$212	$611	$25	$144	$2,252
Amortized cost related to:
Loans individually evaluated	$20,707	$84,324	$18,419	$114,785	$5,982	$47,591	$291,808
Loans collectively evaluated	$405,776	$625,877	$322,192	$556,918	$44,776	$52,378	$2,007,917

(c)
Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-off rate in relation to its nonperforming loans as a credit quality indicator. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. For the three and nine months ended September 30, 2022, the annualized charge-off rate was 0.25% and 0.27% of average nonperforming loans for the same period, respectively. The charge-off rate was 0.42% for the year ended December 31, 2021.

Other credit quality indicators include aging status and accrual status. The following table presents the aging status of the amortized cost basis in the loans held for investment portfolio, excluding loans held for investment at fair value, which include $220.0 million and $296.0 million loans in the Company’s COVID-19 forbearance program as of September 30, 2022 and December 31, 2021, respectively (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
September 30, 2022	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$515	$679	$17,839	$19,033	$—	$19,033
Commercial - Refinance	4,761	8,203	68,240	81,204		81,204
Residential 1-4 Unit - Purchase	147	324	21,260	21,731	—	21,731
Residential 1-4 Unit - Refinance	1,760	2,255	87,353	91,368	—	91,368
Short Term 1-4 Unit - Purchase	—	—	7,076	7,076	—	7,076
Short Term 1-4 Unit - Refinance	—	—	35,845	35,845	—	35,845
Total loans individually evaluated	$7,183	$11,461	$237,613	$256,257	$—	$256,257
Loans collectively evaluated
Commercial - Purchase	$19,008	$7,126	$—	$26,134	$677,701	$703,835
Commercial - Refinance	39,899	12,110	—	52,009	800,273	852,282
Residential 1-4 Unit - Purchase	14,802	9,081	—	23,883	584,455	608,338
Residential 1-4 Unit - Refinance	46,982	23,643	—	70,625	851,633	922,258
Short Term 1-4 Unit - Purchase	598	500	—	1,098	64,831	65,929
Short Term 1-4 Unit - Refinance	1,593	3,918	—	5,511	36,483	41,994
Total loans collectively evaluated	$122,882	$56,378	$—	$179,260	$3,015,376	$3,194,636
Ending balance	$130,065	$67,839	$237,613	$435,517	$3,015,376	$3,450,893

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2021	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$700	$2,314	$14,246	$17,260	$—	$17,260
Commercial - Refinance	4,464	6,818	74,488	85,770	165	85,935
Residential 1-4 Unit - Purchase	—	682	16,703	17,385	—	17,385
Residential 1-4 Unit - Refinance	807	1,088	105,657	107,552	—	107,552
Short Term 1-4 Unit - Purchase	1,224	—	1,762	2,986	—	2,986
Short Term 1-4 Unit - Refinance	615	1,010	43,675	45,300	—	45,300
Total loans individually evaluated	$7,810	$11,912	$256,531	$276,253	$165	$276,418
Loans collectively evaluated
Commercial - Purchase	$17,319	$4,034	$—	$21,353	$470,808	$492,161
Commercial - Refinance	31,769	7,025	—	38,794	658,532	697,326
Residential 1-4 Unit - Purchase	14,905	5,580	—	20,485	370,900	391,385
Residential 1-4 Unit - Refinance	39,045	9,548	—	48,593	574,175	622,768
Short Term 1-4 Unit - Purchase	21,412	217	—	21,629	4,374	26,003
Short Term 1-4 Unit - Refinance	4,060	5,561	—	9,621	16,144	25,765
Total loans collectively evaluated	$128,510	$31,965	$—	$160,475	$2,094,933	$2,255,408
Ending balance	$136,320	$43,877	$256,531	$436,728	$2,095,098	$2,531,826
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of September 30, 2022 and December 31, 2021 (in thousands).

	Term Loans Amortized Cost Basis by Origination Year
September 30, 2022:	2022	2021	2020	2019	2018	Pre-2018	Total
Commercial - Purchase
Payment performance
Performing	$275,946	$259,673	$38,948	$60,485	$36,425	$32,358	$703,835
Nonperforming	503	5,250	1,114	5,746	3,075	3,345	19,033
Total Commercial - Purchase	$276,449	$264,923	$40,062	$66,231	$39,500	$35,703	$722,868

Commercial - Refinance
Payment performance
Performing	$274,678	$215,490	$56,081	$113,984	$96,016	$96,033	$852,282
Nonperforming	1,712	10,682	4,304	21,652	20,718	22,136	81,204
Total Commercial - Refinance	$276,390	$226,172	$60,385	$135,636	$116,734	$118,169	$933,486

Residential 1-4 Unit - Purchase
Payment performance
Performing	$283,941	$233,398	$11,009	$36,342	$19,532	$24,116	$608,338
Nonperforming	2,487	8,589	2,168	1,810	2,112	4,565	21,731
Total Residential 1-4 Unit - Purchase	$286,428	$241,987	$13,177	$38,152	$21,644	$28,681	$630,069

Residential 1-4 Unit - Refinance
Payment performance
Performing	$401,616	$304,684	$25,145	$92,280	$42,422	$56,111	$922,258
Nonperforming	6,843	16,294	6,765	25,693	18,689	17,084	91,368
Total Residential 1-4 Unit - Purchase	$408,459	$320,978	$31,910	$117,973	$61,111	$73,195	$1,013,626

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$45,397	$1,256	$15,206	$4,070	$—	$—	$65,929
Nonperforming	—	4,999	995	977	105	—	7,076
Total Short Term 1-4 Unit - Purchase	$45,397	$6,255	$16,201	$5,047	$105	$—	$73,005

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$40,344	$153	$1,382	$115	$—	$—	$41,994
Nonperforming	—	1,068	10,816	19,044	4,917	—	35,845
Total Short Term 1-4 Unit - Refinance	$40,344	$1,221	$12,198	$19,159	$4,917	$—	$77,839

Total Portfolio	$1,333,467	$1,061,536	$173,933	$382,198	$244,011	$255,748	$3,450,893

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	2017	Pre-2017	Total
Commercial - Purchase
Payment performance
Performing	$277,618	$45,836	$81,541	$46,637	$24,164	$16,365	$492,161
Nonperforming	288	1,781	5,541	4,180	3,539	1,931	17,260
Total Commercial - Purchase	$277,906	$47,617	$87,082	$50,817	$27,703	$18,296	$509,421

Commercial - Refinance
Payment performance
Performing	$239,688	$64,966	$144,017	$118,735	$62,374	$67,546	$697,326
Nonperforming	2,482	3,949	26,012	26,869	16,492	10,131	85,935
Total Commercial - Refinance	$242,170	$68,915	$170,029	$145,604	$78,866	$77,677	$783,261

Residential 1-4 Unit - Purchase
Payment performance
Performing	$263,180	$12,878	$48,930	$29,544	$12,863	$23,990	$391,385
Nonperforming	1,372	2,749	3,896	3,736	3,487	2,145	17,385
Total Residential 1-4 Unit - Purchase	$264,552	$15,627	$52,826	$33,280	$16,350	$26,135	$408,770

Residential 1-4 Unit - Refinance
Payment performance
Performing	$343,199	$31,334	$114,145	$59,825	$31,774	$42,491	$622,768
Nonperforming	11,646	6,040	31,816	30,626	16,677	10,747	107,552
Total Residential 1-4 Unit - Purchase	$354,845	$37,374	$145,961	$90,451	$48,451	$53,238	$730,320

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$1,890	$15,582	$8,531	$—	$—	$—	$26,003
Nonperforming	—	1,565	1,316	105	—	—	2,986
Total Short Term 1-4 Unit - Purchase	$1,890	$17,147	$9,847	$105	$—	$—	$28,989

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$1,448	$11,991	$12,326	$—	$—	$—	$25,765
Nonperforming	1,038	15,819	22,618	5,825	—	—	45,300
Total Short Term 1-4 Unit - Refinance	$2,486	$27,810	$34,944	$5,825	$—	$—	$71,065

Total Portfolio	$1,143,849	$214,490	$500,689	$326,082	$171,370	$175,346	$2,531,826

Note 7 — Receivables Due From Servicers

The following tables summarize receivables due from servicers as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Securitizations	Warehouse and repurchase facilities and other	Total
Loan principal payments due from servicers	$34,368	$285	$34,653
Other loan servicing receivables	12,048	1,938	13,986
Loan servicing receivables	46,416	2,223	48,639
Corporate and escrow advances receivable	18,263	90	18,353
Total receivables due from servicers	$64,679	$2,313	$66,992

	December 31, 2021
	Securitizations	Warehouse and repurchase facilities and other	Total
Loan principal payments due from servicers	$42,344	$1,165	$43,509
Other loan servicing receivables	10,718	730	11,448
Loan servicing receivables	53,062	1,895	54,957
Corporate and escrow advances receivable	17,884	1,489	19,373
Total receivables due from servicers	$70,946	$3,384	$74,330

Note 8 — Mortgage Servicing Rights

Mortgage loans serviced are related to the Century business and not included in the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others amounted to $499.8 million and $520.6 million as of September 30, 2022 and December 31, 2021, respectively. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Significant assumptions used in determining the fair value of servicing rights as of September 30, 2022 and December 31, 2021 include: 1) Weighted average discount rate of 8.1% and 8.0%, respectively. 2) Weighted average conditional prepayment rate of 5.3% and 3.2%, and 3) multiple based on interest rates of 9.9 and 8.3, respectively. The following table presents the Company's mortgage servicing rights (in thousands):

	September 30, 2022	December 31, 2021
Balance at the beginning of year	$7,152	$—
Mortgage servicing rights acquired, at fair value	—	7,152
Fair value adjustments	2,716	—
Balance at end of period	$9,868	$7,152

Note 9 — Goodwill

The following table presents the activity for goodwill (in thousands):

	September 30, 2022	December 31, 2021
Balance at the beginning of year	$6,775	$—
Goodwill acquired	—	6,775
Balance at end of period	$6,775	$6,775

Note 10 — Securitizations, Net

From May 2011 through September 2022, the Company completed twenty-four securitizations, issuing $5.2 billion of securities to third parties through twenty-four respective Trusts. The Company is the sole beneficial interest holder of the remaining Trusts, which are variable interest entities included in the consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 5%–30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from July 2045 through July 2052.

The following table summarizes the outstanding balance, net of discounts and deal costs, of the securities and the effective interest rate for the nine months ended September 30, 2022 and 2021 ($ in thousands):

	Nine Months Ended September 30,
Securitizations:	2022	2021
Securitizations, net	$2,651,895	$1,623,674
Interest expense	75,191	55,288
Average outstanding balance	2,331,672	1,574,999
Effective interest rate (1)	4.30%	4.68%
(1)
Represents annualized interest expense divided by average gross outstanding balance and includes average rate of 3.59% and debt issuance cost amortization of 0.71% and average rate of 3.97% and debt issuance cost amortization of 0.71% for the nine months ended September 30, 2022 and 2021, respectively.

Note 11 — Other Debt

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

(a)
Secured Financing, Net (Corporate Debt)

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to the 2021 Term Loan. The remaining portion of the net proceeds from the 2022 Term Loan is used for loan originations and general corporate purposes. As of September 30, 2022, the balance of the 2022 Term Loan was $215.0 million. The balance in the consolidated balance sheets is net of debt issuance costs of $5.5 million as of September 30, 2022. The 2022 Term Loan is secured by substantially all assets of the Company not otherwise pledged under a securitization or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of September 30, 2022, the Company was in compliance with all covenants.

(b)
Warehouse Repurchase and Revolving Loan Facilities, Net

On January 4, 2011, Century entered into a Master Participation and Facility Agreement with a bank (“the 2011 Facility Agreement”). The Facility Agreement has a current extended maturity date of July 31, 2023, and is a short-term borrowing facility, collateralized by performing loans, with a maximum capacity of $60.0 million, and bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 1.60% with a 0.25% floor.

On August 8, 2016, Century entered a Promissory Note Revolving Credit Line with a bank (“Revolving Credit Line”). The Revolving Credit Line has a current extended maturity date of July 31, 2023, and is a short-term unsecured borrowing line, with a maximum capacity of $3.0 million, and bears interest at SOFR plus 2.00% with a 0.25% floor.

On May 17, 2013, the Company entered into a Repurchase Agreement (“the 2013 Repurchase Agreement”) with a warehouse lender. The 2013 Repurchase Agreement is a modified mark-to-market agreement and has a current maturity date of September 29, 2023, and is a short-term borrowing facility, collateralized by a pool of performing loans, with a maximum capacity of $300.0 million, and bears interest at SOFR plus 3.50%. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rates were 6.9% and 4.2% as of September 30, 2022 and December 31, 2021, respectively.

On September 12, 2018, the Company entered into a three-year non-mark-to-market secured revolving loan facility agreement (“the Bank Credit Agreement”) with a bank. The Bank Credit Agreement has a current extended maturity date of November 10, 2023. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at the lesser of the one-month LIBOR Rate with a 0.75% floor, plus 3.5% per annum and the maximum rate, which is the highest lawful and non-usurious rate of interest applicable to the loan. The maximum capacity under this facility is $50.0 million. The effective interest rates were 4.8% and 7.3% as of September 30, 2022 and December 31, 2021, respectively.

On January 29, 2021, the Company entered into a non-mark-to-market Repurchase Agreement (“the 2021 Repurchase Agreement”) with a warehouse lender. The 2021 Repurchase Agreement has a maturity date of February 28, 2023, and is a short-term borrowing facility, collateralized by a pool of loans, with a maximum capacity of $200.0 million, and bears interest at SOFR plus a margin of 3.50% during the availability period and 4.50% during the amortization period. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rates were 8.3% and 5.9% as of September 30, 2022 and December 31, 2021, respectively.

On April 16, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the 2021 Term Repurchase Agreement”) with a warehouse lender. The 2021 Term Repurchase Agreement has a maturity date of April 16, 2024, with a borrowing period through April 16, 2023. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at one-month LIBOR plus 3.0% per annum. The maximum capacity under this facility is $100.0 million. The effective interest rates were 4.0% and 3.5% as of September 30, 2022 and December 31, 2021, respectively.

On July 29, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the July 2021 Term Repurchase Agreement”) with a warehouse lender. The July 2021 Term Repurchase Agreement has a maturity date of July 29, 2024, with an option to extend the term to July 29, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at one-month LIBOR with a 0.5% floor plus 4.5% per annum. The maximum capacity under this facility is $100.0 million. The interest expense for the quarter ended September 30, 2022 was not reflective of the effective interest rate due to the low outstanding balance. There was no balance outstanding as of December 31, 2021.

Certain of the Company’s loans are pledged as security under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of September 30, 2022 and December 31, 2021, the Company was in compliance with all covenants.

The following table summarizes the maximum borrowing capacity and current gross balances outstanding of the Company’s warehouse facilities and loan agreements as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Period end balance (1)	Maximum borrowing capacity	Period end balance (1)	Maximum borrowing capacity
The 2021 term repurchase agreement	$47,777	$100,000	$41,636	$100,000
The 2021 repurchase agreement	93,915	200,000	82,580	200,000
The July 2021 term repurchase agreement	1,632	100,000	—	100,000
The 2013 repurchase agreement	138,776	300,000	153,499	200,000
The bank credit agreement	43,120	50,000	22,385	50,000
The 2019 loan agreement	—	—	2,700	3,000
The 2011 facility agreement	16,192	60,000	—	—
Total	$341,412	$810,000	$302,800	$653,000

(1)
Warehouse repurchase facilities amounts in the consolidated balance sheets are net of debt issuance costs amounting to $1.4 million and $1.7 million as of September 30, 2022 and December 31, 2021, respectively.

The following table provides an overview of the activity and effective interest rate for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Warehouse and repurchase facilities:
Average outstanding balance	$226,660	$182,383	$294,622	$154,297
Highest outstanding balance at any month-end	341,412	259,744	426,959	281,690
Effective interest rate (1)	6.70%	5.19%	5.28%	5.56%

(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance. The rate includes average rate of 5.90% and debt issuance cost amortization of 0.80%, and average rate of 4.00% and debt issuance cost amortization of 1.19%, for the three months ended September 30, 2022 and 2021, respectively, and includes average rate of 4.66% and debt issuance cost amortization of 0.62%, and average rate 4.35% and debt issuance cost amortization 1.21% for the nine months ended September 30, 2022 and 2021, respectively.

The following table provides a summary of interest expense that includes debt issuance cost amortization, interest, amortization of discount, and deal cost amortization for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022		2021
Warehouse and repurchase facilities	$3,798	$2,365	$11,678		$6,433
Securitizations	30,763	17,956	75,191		55,287
Interest expense — portfolio related	34,561	20,321	86,869		61,720
Interest expense — corporate debt	4,011	4,488	25,333	(1)	16,147	(2)
Total interest expense	$38,572	$24,809	$112,202		$77,867
(1)
Included in the $25.3 million of interest expense – corporate debt for the nine months ended September 30, 2022 was the one-time debt issuance costs write-off of $7.7 million and prepayment penalties of $5.1 million associated with the repayment of $170.8 million in outstanding principal amount in March 2022.
(2)
Included in the $16.1 million of interest expense – corporate debt for the nine months ended September 30, 2021 was the one-time debt issuance costs write-off of $2.9 million and prepayment fee of $1.6 million associated with the payoff of $78.0 million in outstanding principal amount in February 2021.

Note 12 — Commitments and Contingencies

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

The Company records a repurchase liability relating to representations and warranties and early payment defaults. The method used to estimate the liability for repurchase is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults. The Company establishes a liability at the time loans are sold and continually updates the estimated repurchase liability. The level of the repurchase liability for representations and warranties and early payment default requires considerable management judgment. As of September 30, 2022 and December 31, 2021, the balance of repurchase liability was $158 thousand and $141 thousand, respectively, and it is included in accounts payable and accrued expenses in the consolidated balance sheets.

(b)
Legal Proceedings

The Company is a party to various legal proceedings in the normal course of business. The Company, after consultation with legal counsel, believes the disposition of all pending litigation will not have a material effect on the Company’s consolidated financial condition or results of operations.

Note 13 — Stock-Based Compensation

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

Restricted stock-based awards vest ratably over a service period of three years from the date of the grant. Performance-based stock unit awards are linked to the average core net income annual growth over the three-year period of 2022 – 2024. Settlement of vested performance-based stock units will be made on the date that the Compensation Committee certifies the average core net income annual growth for the three-year period. Compensation expense related to restricted stock-based awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. Compensation expense related to performance-based stock unit awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using an estimate of the probability of achieving the performance target. The estimates will be reviewed quarterly, and the expense adjusted accordingly.

The Company has an Employee Stock Purchase Plan ("ESPP") which allows permitted eligible employees to purchase shares of the Company's common stock through payroll deductions of up to 15% of their eligible compensation, subject to certain limitations beginning July 2022. The purchase price of the shares under the ESPP equals 85% of the lower of the fair market value of the Company's common stock on either the first or last day of each six-month offering period. Compensation expense is calculated as of the beginning of the offering period as the fair value of the employees’ purchase rights utilizing the Black-Scholes option valuation model and is recognized as a compensation expense over the offering period.

The Company recognized $0.9 million and $0.5 million compensation expense related to the outstanding stock options, unvested restricted stock awards, ESPP, and unvested performance-based stock unit awards granted to employees for the three months ended September 30, 2022 and 2021, respectively. Such amount is included in “Compensation and employee benefits” on the Consolidated Statement of Income. The amount of unrecognized compensation expense related to unvested stock options, restricted stock awards, ESPP, and performance-based stock unit awards totaled $4.6 million and $4.2 million as of September 30, 2022 and 2021, respectively.

Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. No shares were purchased during the three months ended September 30, 2022. During the three months ended March 31, 2022, the Company purchased treasury shares of 33,647 at an average price of $13.61 per share.

Note 14 — Earnings Per Share

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

The following table presents the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)		(In thousands, except per share data)
Basic EPS:
Net income attributable to common stockholders	$9,983	$8,022	$23,749	$20,871
Less: undistributed earnings attributable to participating securities	152	3,030	362	7,884
Net earnings attributable to common stock	$9,831	$4,992	$23,387	$12,987
Weighted average common shares outstanding	31,922	20,090	31,910	20,088
Basic earnings per common share	$0.31	$0.25	$0.73	$0.65
Diluted EPS:
Net income attributable to common stockholders	$9,983	$8,022	$23,749	$20,871
Weighted average common shares outstanding	31,922	20,090	31,910	20,088
Add dilutive effects for assumed conversion of Series A preferred stock	—	11,688	—	11,688
Add dilutive effects for warrants	2,061	2,157	2,058	1,909
Add dilutive effects for stock options	6	5	5	2
Add dilutive effects of unvested restricted stock awards	210	272	180	171
Weighted average diluted common shares outstanding	34,199	34,212	34,153	33,858
Diluted income per common share	$0.29	$0.23	$0.70	$0.62

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	773	773	773	773
Share equivalents excluded from EPS	773	773	773	773

Note 15 — Convertible Preferred Stock

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

Note 16 — Fair Value Measurements

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

Loans Held for Sale, at Fair Value

The Company has elected to account for certain loans originated with the intent to sell to Ginnie Mae at fair value (the FVO Loans held for sale) using FASB ASC Topic 825, Financial Instruments (ASC 825). The FVO loans held for sale are measured based on the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value, including the value attributable to mortgage servicing and credit risk, and current commitments to purchase loans, a Level 2 measurement. Management identified all of these loans to be accounted for at estimated fair value at the instrument level. Changes in fair value are reflected in income as they occur.

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

Fair Value Disclosures

The following tables present information on assets measured and recorded at fair value as of September 30, 2022 and December 31, 2021, by level, in the fair value hierarchy (in thousands):

	Fair value measurements using			Total at
September 30, 2022	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for sale, at fair value	$—	$16,569	$—	$16,569
Loans held for investment, at fair value	—	—	926	926
Mortgage servicing rights	—	—	9,868	9,868
Total recurring fair value measurements	—	16,569	10,794	27,363
Nonrecurring fair value measurements:
Real estate owned, net	—	—	13,188	13,188
Individually evaluated loans requiring specific allowance, net	—	—	10,347	10,347
Total nonrecurring fair value measurements	—	—	23,535	23,535
Total assets	$—	$16,569	$34,329	$50,898

	Fair value measurements using			Total at
December 31, 2021	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$1,359	$1,359
Mortgage servicing rights	—	—	7,152	7,152
Total recurring fair value measurements	—	—	8,511	8,511
Nonrecurring fair value measurements:
Loans held for sale, net	—	—	87,422	87,422
Real estate owned, net	—	—	17,557	17,557
Impaired loans requiring specific allowance, net	—	—	11,987	11,987
Total nonrecurring fair value measurements	—	—	116,966	116,966
Total assets	$—	$—	$125,477	$125,477

The following table presents gains and losses recognized on assets measured on a nonrecurring basis for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (loss) on assets measured on a nonrecurring basis	2022	2021	2022	2021
Loans held for sale, net	$—	$15	$—	$17
Real estate held for sale, net	(369)	(384)	(276)	(1,619)
Individually evaluated loans requiring specific allowance, net	290	172	532	893
Total net gain (loss)	$(79)	$(197)	$256	$(709)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets as of September 30, 2022 and December 31, 2021 ($ in thousands):

	September 30, 2022
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring specific allowance, net	$10,347	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	13,188	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	926	Discounted cash flow	Discount rate	7.2%	7.2%
			Collateral value (% of UPB)	96.3% to 119.5%	107.0%
			Timing of resolution/payoff (months)	1 to 40	37.0
			Prepayment rate	1.0% to 30.0%	30.0%
			Default rate	0.1% to 6.5%	0.6%
			Loss severity rate	0.0% to 20.9%	4.0%
Mortgage servicing rights	9,868	Discounted cash flow	Discount rate	8.0% to 8.2%	8.1%
			Prepayment rate	3.5% to 10.5%	5.3%
			Interest rate multiples	0.4 to 35.6	9.9

	December 31, 2021
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring specific allowance, net	$11,987	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	17,557	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	1,359	Discounted cash flow	Discount rate	5.8%	5.8%
			Collateral value (% of UPB)	95.0% to 120.0%	106.0%
			Timing of resolution/payoff (months)	1 to 38	34.8
			Prepayment rate	19.2% to 50%	30.0%
			Default rate	0.0% to 6.7%	1.0%
			Loss severity rate	0.0% to 13.4%	3.0%
Loans held for sale	87,422	Discounted cash flow	Discount rate	5.8%	5.8%
			Timing of resolution/payoff (months)	3 to 37	13.0
Mortgage servicing rights	7,152	Discounted cash flow	Discount rate	8.0% to 12.0%	8.0%
			Prepayment rate	2.4% to 3.5%	3.2%

The following is a rollforward of loans held for investment that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$1,351	$1,370	$1,359	$1,539
Loans liquidated	(12)	—	(36)	(163)
Principal paydowns	(416)	(10)	(416)	(34)
Total unrealized gain included in net income	3	—	19	18
Ending balance	$926	$1,360	$926	$1,360

The following is a rollforward of loans held for sale that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$—	$—	$—	$—
Loans originated	16,119	—	16,119	—
Total unrealized gain included in net income	450	—	450	—
Ending balance	$16,569	$—	$16,569	$—

The following is a rollforward of interest-only strips that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$—	$81	$—	$238
Interest-only strip additions	—	—	—	—
Interest-only strip write-offs	—	(65)	—	(222)
Total unrealized loss included in net income	—	—	—	—
Ending balance	$—	$16	$—	$16

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value through the use of a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of September 30, 2022 and December 31, 2021, the only financial assets measured at fair value, or lower of cost or fair value, were certain individually evaluated loans held for investment, loans held for sale, mortgage servicing rights, interest-only strips, REO and FVO loans, which were measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $10.3 million and $12.0 million as of September 30, 2022 and December 31, 2021, net of specific allowance for credit losses of approximately $0.9 million and $1.4 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated (in thousands):

	September 30, 2022
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$26,372	$26,372	$—	$—	$26,372
Restricted cash	14,533	14,533	—	—	14,533
Loans held for sale, at fair value	16,569	—	16,569	—	16,569
Loans held for investment, net	3,445,563	—	—	3,538,544	3,538,544
Loans held for investment, at fair value	926	—	—	926	926
Accrued interest receivables	18,333	18,333	—	—	18,333
Mortgage servicing rights	9,868	—	—	9,868	9,868

Liabilities:
Secured financing, net	$209,537	$—	$—	$211,123	$211,123
Warehouse repurchase facilities, net	340,050	—	340,050	—	340,050
Securitizations, net	2,651,895	—	—	2,451,412	2,451,412
Accrued interest payable	10,917	10,917	—	—	10,917

	December 31, 2021
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$35,965	$35,965	$—	$—	$35,965
Restricted cash	11,639	11,639	—	—	11,639
Loans held for sale, net	87,908	—	—	87,908	87,908
Loans held for investment, net	2,527,564	—	—	2,655,357	2,655,357
Loans held for investment, at fair value	1,359	—	—	1,359	1,359
Accrued interest receivable	13,159	13,159	—	—	13,159
Mortgage servicing rights	7,152	—	—	7,152	7,152

Liabilities:
Secured financing, net	$162,845	$—	$—	$170,843	$170,843
Warehouse repurchase facilities, net	301,069	—	301,069	—	301,069
Securitizations, net	1,911,879	—	—	1,931,002	1,931,002
Accrued interest payable	6,254	6,254	—	—	6,254

Note 17 — Subsequent Events

On October 7, 2022, the Company completed the securitization of $254.2 million of investor real estate loans, which will be accounted for as secured borrowings during the quarter ended December 31, 2022.

The Company has evaluated events that have occurred subsequent to September 30, 2022 through the issuance of the accompanying consolidated financial statements and has concluded there are no other subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee and, based on all loans in our portfolio as of September 30, 2022, has an average balance of approximately $405,000. As of September 30, 2022, our loan portfolio totaled $3.4 billion of UPB on properties in 45 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 68.7%, of which the 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, represented 51.8% of the UPB. For the three months ended September 30, 2022, the annualized yield on our total portfolio was 7.88%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitizations, corporate debt, and equity. The securitization market is our primary source of long-term financing. We have successfully executed twenty-four securitizations, resulting in a total of over $5.2 billion in gross debt proceeds from May 2011 through September 2022. We may also continue to sell loans from time to time for cash in lieu of holding the loans in our loan portfolio.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on our loan portfolio and interest expense paid on our portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of our warehouse facilities and securitizations and excludes our corporate debt. For the three months ended September 30, 2022, our annualized portfolio related net interest margin was 3.59%, a decrease compared to the 4.10% for the quarter ended June 30, 2022, mainly as a result of rising interest rates during the three months ended September 30, 2022. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for loan losses and operating expenses. For the three months ended September 30, 2022, including net income attributable to noncontrolling interest, we generated pre-tax income and net income of $14.0 million and $10.3 million, respectively.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed “Ginnie Mae” issuer/servicer that provides government-insured Federal Housing Administration (FHA) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century manages a servicing portfolio of $499.8 million and $520.6 million in UPB as of September 30, 2022 and December 31, 2021, respectively. Century’s pre-tax income for the nine months ended September 30, 2022 was approximately $2.2 million.

Items Affecting Comparability of Results

Due to a number of factors, our historical financial results may not be comparable, either from period to period, or to our financial results in future periods. We have summarized the key factors affecting the comparability of our financial results below.

Recent Developments

Securitizations

During the quarter ended September 30, 2022, we completed one securitization totaling $333.5 million in UPB of investor real estate loans.

At-The-Market Equity Offering Program

On September 3, 2021, we entered into separate Equity Distribution Agreements with JMP Securities LLC and Virtu Americas LLC to establish an at-the-market equity offering program (“ATM Program”) where we may issue and sell, from time to time, shares of our common stock. Our ATM Program allows for aggregate gross sales of our common stock of up to $50,000,000 provided that the number of shares sold under the ATM Program does not exceed 4,000,000. For the three months and nine months ended September 30, 2022, no common stock was issued under our ATM Program.

Uncertainties Caused by COVID-19, Recession, and Other Events

The COVID-19 outbreak in 2020 has caused significant disruption in business activity and the financial markets both globally and in the United States. In addition to lingering effects of the pandemic, high inflation, the threat of a 2023 recession, the Russia/Ukraine war, and other market events may have an impact on our operational and financial performance.

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

Three of our six warehouse facilities and our corporate debt have interest payment obligations tied to the one-month USD London Interbank Offered Rate, or LIBOR. Three of our warehouse facilities has interest payment obligations tied to the Secured Overnight Offering Rate ("SOFR"). The authorized administrator of LIBOR confirmed during March 2021 that it intended to cease the publication or loss of representativeness of LIBOR. In particular, the last date of publication or representativeness of one-month USD LIBOR will be June 30, 2023. We expect that the index used in the calculation of the interest rate for our warehouse facilities and corporate debt will transition from LIBOR to a Secured Overnight Financing Rate (“SOFR”) or a suitable replacement index prior to June 20, 2023. As we renew our financing agreements with our warehouse facilities, we are working with our warehouse facilities to include language on the transition to SOFR. We do not expect the cessation of LIBOR nor the transition to a replacement index to have a material adverse effect on our cost of funding, results of operations or financial condition.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	September 30, 2022		December 31, 2021		September 30, 2021
	($ in thousands)
Total loans	$3,432,540		$2,587,221		$2,271,294
Loan count	8,476		6,964		6,430
Average loan balance	$405		$372		$353
Weighted average loan-to-value	68.7%		67.7%		67.2%
Weighted average coupon	7.71%		7.76%		8.10%
Nonperforming loans (UPB)	$253,341	(A)	$273,100	(A)	$288,436	(A)
Nonperforming loans (% of total)	7.38%	(A)	10.56%	(A)	12.70%	(A)

(A) Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $42.4 million, $53.8 million, and $64.2 million of COVID-19 forbearance-granted loans on nonaccrual status as of September 30, 2022, December 31, 2021, and September 30, 2021, respectively.

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

Nonperforming Loans. Loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest, except for certain loans in our COVID-19 forbearance program, are considered nonperforming loans. The dollar amount of nonperforming loans presented in the table above reflects the UPB of all loans that meet this definition.

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

($ in thousands)	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
Three Months Ended September 30, 2022:
Loan originations — held for investment	1,063	$441,080	$415	8.89%	69.2%
Loan originations — held for sale	1	16,192	16,192	4.15%	68.6%
Total loan originations	1,064	$457,272	$430	8.58%	66.8%
Loan acquisitions — held for investment	11	10,009	910	9.85%	64.4%
Total loans originated and acquired	1,075	$467,281	$435	8.75%	66.7%
Three Months Ended June 30, 2022:
Loan originations — held for investment	1,072	$445,424	$416	7.75%	69.7%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	1,072	$445,424	$416	7.75%	69.7%
Loan acquisitions — held for investment	1	492	492	7.74%	60.0%
Total loans originated and acquired	1,073	$445,916	$416	7.75%	69.7%
Three Months Ended September 30, 2021:
Loan originations — held for investment	747	$340,664	$456	7.05%	70.2%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	747	$340,664	$456	7.05%	70.2%
Loan acquisitions — held for investment	—	—	—	(—)%	(—)%
Total loans originated and acquired	747	$340,664	$456	7.05%	70.2%

During the third quarter of 2022, we originated $457.3 million of loans, which was an increase of $11.9 million from $445.4 million of the quarter ended June 30, 2022, primarily as a result of a Century loan funding of $16.2 million, and an increase of $116.6 million, or 32.4%, from $340.7 million from the quarter ended September 30, 2021.

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

(in thousands)	September 30, 2022	December 31, 2021
Unpaid principal balance	$3,416,348	$2,499,798
Valuation adjustments on FVO loans	46	27
Deferred loan origination costs	35,425	33,360
Total loans held for investment, gross	3,451,819	2,533,185
Allowance for credit losses	(5,330)	(4,262)
Loans held for investment, net	$3,446,489	$2,528,923

The following table illustrates the contractual maturities for our loans held for investment in aggregate UPB and as a percentage of our total held for investment loan portfolio as of the dates indicated:

	September 30, 2022		December 31, 2021		September 30, 2021
($ in thousands)	UPB	%	UPB	%	UPB	%
Loans due in less than one year	$125,250	3.7%	$96,502	3.9%	$128,843	5.7%
Loans due in one to five years	36,649	1.1	5,023	0.2	23,142	1.0
Loans due in more than five years	3,254,449	95.2	2,398,273	95.9	2,119,309	93.3
Total loans held for investment	$3,416,348	100.0%	$2,499,798	100.0%	$2,271,294	100.0%

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

For the September 30, 2022 estimate, we considered a severe stress scenario with a six-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate given the uncertainty around future COVID cases, the war between Russia and Ukraine, spike in inflation, continued disruption in the supply chain, and concerns of a recession.

Our allowance for loan losses as of September 30, 2022 was $5.3 million compared to $4.3 million as of December 31, 2021 and $4.0 million as of September 30, 2021. The increase in allowance for credit losses from December 31, 2021 and from September 30, 2021 was primarily due to the growth in our loan portfolio. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss, is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

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

The following table illustrates the activity in our allowance for credit losses over the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Allowance for credit losses:
Beginning balance	$4,905	$3,963	$4,262	$5,845
Provision for loan losses	580	228	1,589	(668)
Charge-offs	(155)	(163)	(521)	(1,149)
Ending balance	$5,330	$4,028	$5,330	$4,028
Total loans held for investment (UPB), excluding FVO (1)	$3,415,468	$2,269,950	$3,415,468	$2,269,950
Allowance for credit losses / loans held for investment, excluding FVO	0.16%	0.18%	0.16%	0.18%

(1)
Reflects the UPB of loans held for investment excluding loans held for investment at fair value (FVO). Loans held for investment, net on the consolidated balance sheets is net of allowance for credit losses of $5.3 million, and net deferred loan origination fees/costs of $35.4 million as of September 30, 2022.

Credit Quality – Loans Held for Investment and Loans Held for Investment at Fair Value

The following table provides delinquency information on our loans held for investment and loans held for investment at fair value by UPB as of the dates indicated:

($ in thousands)	September 30, 2022 (A)		COVID-19 Forbearance	December 31, 2021 (A)		COVID-19 Forbearance	September 30, 2021 (A)		COVID-19 Forbearance
Performing/Accruing:
Current	$2,966,765	86.8%	$140,160	$2,068,023	82.7%	$188,466	$1,878,555	82.7%	$228,001
30-59 days past due	121,528	3.6	11,471	127,046	5.1	36,579	81,893	3.6	16,669
60-89 days past due	74,714	2.2	23,529	31,629	1.3	8,262	22,410	1.0	5,273
90+ days past due	—	—	—	—	—	—	—	—	—
Total Performing Loans	3,163,007	92.6	175,160	2,226,698	89.1	233,307	1,982,858	87.3	249,943
Nonperforming/Nonaccrual:
<90 days past due	18,291	0.5	3,186	19,533	0.8	5,325	23,195	1.0	5,559
90+ days past due	26,705	0.8	2,114	35,787	1.4	8,510	48,365	2.1	16,332
Bankruptcy	15,899	0.5	3,451	20,038	0.8	6,242	19,983	0.9	6,407
In foreclosure	192,446	5.6	33,607	197,742	7.9	39,045	196,893	8.7	41,503
Total nonperforming loans	253,341	7.4	42,358	273,100	10.9	59,122	288,436	12.7	69,801
Total loans held for investment	$3,416,348	100.0%	$217,518	$2,499,798	100.0%	$292,429	$2,271,294	100.0%	$319,744

(A)
Balance includes $217.5 million UPB of loans held for investment as of September 30, 2022, $292.4 million as of December 31, 2021, and $319.7 million as of September 30, 2021 in our COVID-19 forbearance program.

Other than loans in the COVID-19 forbearance program, loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $253.3 million, or 7.4% of our held for investment loan portfolio as of September 30, 2022, compared to $273.1 million, or 10.9% as of December 31, 2021, and $288.4 million, or 12.7% of the held for investment loan portfolio as of September 30, 2021. We believe the significant equity cushion at origination and the active management of loans will continue to minimize credit losses on the resolution of defaulted loans and disposition of REO properties.

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following tables summarize the resolution activities of loans that became nonperforming prior to the beginning of the periods indicated or became nonperforming and subsequently resolved during the periods indicated. We resolved $38.4 million of long-term and short-term non-performing loans during the quarter ended September 30, 2022 as compared to $55.2 million during the quarter ended September 30, 2021. Including REO resolutions, we realized net gains of $2.7 million and $2.1 million during the quarter ended September 30, 2022 and 2021, respectively. This is largely the result of collecting default interest and prepayment penalties in excess of the contractual principal and interest due on loans.

The table below includes resolutions for our long-term nonperforming loans and REO's.

	Three Months Ended
Long-Term Loans	September 30, 2022		June 30, 2022		September 30, 2021
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$16,175	$967	$16,934	$3,303	$13,353	$1,251
Resolved — paid current	11,410	182	17,407	129	7,722	79
Resolved — REO sold	3,171	250	2,107	816	4,680	31
Total resolutions	$30,756	$1,399	$36,448	$4,248	$25,755	$1,361
Recovery rate on resolved nonperforming UPB		104.5%		111.7%		105.3%

The table below includes resolutions for our short-term nonperforming loans and REO's, now being held for investment, and also includes loans that were granted a COVID-19 forbearance in 2020. Prior to January 1, 2021, nonperforming loan resolutions presented only consisted of long-term nonperforming loans held for investment since the short-term loans, or loans with a maturity of two-year or less, were being held for sale until later in 2020. The short-term loans do not require prepayment fees and usually result in a lower gain when paid in full, as compared to long term loans.

	Three Months Ended
Short-Term and Forbearance Loans	September 30, 2022		June 30, 2022		September 30, 2021
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$8,691	$396	$9,913	$976	$8,960	$664
Resolved — paid current	2,075	—	2,877	22	25,141	29
Resolved — REO sold	3,672	865	1,262	500	104	47
Total resolutions	$14,438	$1,261	$14,052	$1,498	$34,205	$740
Recovery rate on resolved nonperforming UPB		108.7%		110.7%		102.2%

Our charge-offs incurred have been small as a percentage of nonperforming loans held for investment. The table below shows our actual loan losses for the periods indicated.

	Three Months Ended
($ in thousands)	September 30, 2022		June 30, 2022		September 30, 2021
Average nonperforming loans for the period (1)	$249,297		$257,646		$288,778
Charge-offs	155		38		162
Charge-offs / Average nonperforming loans for the period (1)	0.25%	(2)	0.06%	(2)	0.22%	(2)

(1)
Reflects the monthly average of nonperforming loans held for investment during the period.
(2)
Reflects annualized charge-offs to average nonperforming loans for the period.

Concentrations – Loans Held for Investment

As of September 30, 2022, our held for investment loan portfolio was concentrated in investor 1-4 loans, representing 52.0% of the UPB. Mixed used properties represented 12.6% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. By geographically, the principal balance of our loans held for investment were concentrated 23.1% in California, 20.1% in New York, 13.5% in Florida, and 7.5% in New Jersey.

Property Type	September 30, 2022
($ in thousands)	Loan Count	UPB	% of Total UPB
Investor 1-4	4,994	$1,777,343	52.0%
Mixed use	1,022	431,696	12.6
Retail	618	303,906	8.9
Multifamily	535	296,582	8.7
Warehouse	341	227,917	6.7
Office	446	195,742	5.7
Other(1)	519	183,162	5.4
Total loans held for investment	8,475	$3,416,348	100.0%

(1)
All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	September 30, 2022
($ in thousands)	Loan Count	UPB	% of Total UPB
California	1,228	$790,446	23.1%
New York	1,228	688,387	20.1
Florida	1,194	460,271	13.5
New Jersey	818	254,380	7.5
Other(1)	4,007	1,222,864	35.8
Total loans held for investment	8,475	$3,416,348	100.0%

(1)
All other states individually comprise less than 5.0% of the total unpaid principal balance.

Real Estate Owned (REO)

REO includes real estate we acquire through foreclosure or by deed-in-lieu of foreclosure. REO assets are initially recorded at fair value, less estimated costs to sell, on the date of foreclosure. Adjustments that reduce the carrying value of the loan to the fair value of the real estate at the time of foreclosure are recognized as charge-offs in the allowance for credit losses. Positive adjustments at the time of foreclosure are recognized in other operating income. Subsequent to foreclosure, we periodically obtain new valuations, reductions in fair value are reflected as valuation adjustments.

As of September 30, 2022, our REO included 34 properties with a lower of cost or estimated fair value of $13.2 million compared to 39 properties with a lower of cost or estimated fair value of $19.2 million as of June 30, 2022.

Key Performance Metrics

	Three Months Ended
($ in thousands)	September 30, 2022 (1)	June 30, 2022 (1)	September 30, 2021 (1)
Average loans	$3,217,264	$2,973,680	$2,139,789
Portfolio yield	7.88%	7.97%	8.77%
Average debt — portfolio related	2,871,149	2,651,300	1,815,442
Average debt — total company	3,086,149	2,866,300	1,988,376
Cost of funds — portfolio related	4.81%	4.34%	4.48%
Cost of funds — total company	5.00%	4.60%	4.99%
Net interest margin — portfolio related	3.59%	4.10%	4.97%
Net interest margin — total company	3.09%	3.54%	4.13%
Charge-offs/Average loans held for investment	0.02%	0.01%	0.03%
Pre-tax return on equity	15.26%	16.56%	18.23%
Return on equity	11.18%	12.06%	13.38%

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

Our portfolio related cost of funds increased to 4.81% for the three months ended September 30, 2022 from 4.34% for the three months ended June 30, 2022 and increased from 4.48% for the three months ended September 30, 2021.

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

Over the periods shown below, our portfolio related net interest margin of 3.59% for the three months ended September 30, 2022 decreased from 4.10% for the three months ended June 30, 2022, and decreased from 4.97% for the three months ended September 30, 2021 primarily due to a combination of lower loan yield and higher debt cost caused by the increase in interest rates.

Our total company net interest margin decreased to 3.09% for the three months ended September 30, 2022 from 4.13% for the three months ended September 30, 2021 and decreased from 3.54% for the three months ended June 30, 2022, respectively. The decrease in total company net interest margin during the three months ended September 30, 2022 from the three months ended September 30, 2021 and June 30, 2022 was primarily due to a combination of lower loan yield and higher debt cost caused by the increase in interest rates.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Three Months Ended
	September 30, 2022			June 30, 2022			September 30, 2021
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
($ in thousands)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Loan portfolio:
Loans held for sale	$176			$62,987			$2,284
Loans held for investment	3,217,264			2,910,693			2,137,505
Total loans	$3,217,440	$63,419	7.88%	$2,973,680	$59,243	7.97%	$2,139,789	$46,923	8.77%

Debt:
Warehouse facilities	$226,660	$3,798	6.70%	$318,960	$4,115	5.16%	$182,383	$2,365	5.19%
Securitizations	2,644,489	30,763	4.65%	2,332,340	24,637	4.23%	1,633,059	17,956	4.40%
Total debt - portfolio related	2,871,149	34,561	4.81%	2,651,300	28,752	4.34%	1,815,442	20,321	4.48%
Corporate debt	215,000	4,011	7.46%	215,000	4,182	7.78%	172,934	4,488	10.38%
Total debt	$3,086,149	$38,572	5.00%	$2,866,300	$32,934	4.60%	$1,988,376	$24,809	4.99%

Net interest spread - portfolio related (2)			3.07%			3.63%			4.29%
Net interest margin - portfolio related			3.59%			4.10%			4.97%

Net interest spread - total company (3)			2.88%			3.37%			3.78%
Net interest margin - total company			3.09%			3.54%			4.13%

(1)
Annualized.
(2)
Net interest spread — portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)
Net interest spread — total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.

Charge-Offs

Our annualized charge-off rate over the average loans held for investment for the three months ended September 30, 2022 remained low at 0.02% compared to 0.01% for the three months ended June 30, 2022 and 0.03% for the three months ended September 30, 2021. The charge-offs rate reflects year-to-date annualized charge-offs as a percentage of average loans held for investment for the respective quarter. We do not record charge-offs on our loans held for sale which are carried at the lower of cost or estimated fair value.

Pre-Tax Return on Equity and Return on Equity

Pre-tax return on equity and return on equity reflect income before income taxes and net income including net income attributable to noncontrolling interest, respectively, as a percentage of the monthly average total stockholders’ equity including noncontrolling interest over the specified period. Pre-tax return on equity and return on equity were lower during the quarter ended September 30, 2022 compared to the quarter ended June 30, 2022 due to higher debt cost caused by the increase in interest rates. Pre-tax return on equity and return on equity were lower during the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021 due to the conversion of Series A Preferred Stock to common stock in October 2021.

	Three Months Ended
($ in thousands)	September 30, 2022	June 30, 2022	September 30, 2021
Income before income taxes (A)	$14,049	$14,790	$10,927
Net income (B)	10,290	10,771	8,022

Monthly average balance:
Stockholders' equity (C)	368,270	357,218	239,790

Pre-tax return on equity (A)/(C) (1)	15.3%	16.6%	18.2%

Return on equity (B)/(C) (1)	11.2%	12.1%	13.4%

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

Interest income on loans held for investment is comprised of interest income on loans and prepayment fees less the amortization of deferred net costs related to the origination of loans. Interest income on loans held for sale is comprised of interest income earned on loans prior to their sale. The net fees and costs associated with loans held for sale carried at the lower of cost or fair value, are deferred as part of the carrying value of the loan and recognized as a gain or loss on the sale of the loan. The fees and costs associated with loans held for sale carried at fair value are recognized and expensed as incurred.

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

Unrealized Gain/(Loss) on Fair Value Loans. We have elected to account for certain purchased distressed loans and loans originated by Century at fair value using FASB ASC Topic 825, Financial Instruments (ASC 825). We regularly estimate the fair value of these loans as discussed more fully in the notes to our consolidated financial statements. Changes in fair value subsequent to initial recognition of fair value loans are reported as unrealized gain/(loss) on fair value loans, a component of other operating income within the consolidated statements of income.

Other Income. Other income includes the following:

Mortgage Servicing Rights. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Changes in fair value are reported as unrealized gains/(losses) on mortgage servicing rights.

Servicing Fee Income. Century earns servicing fees for servicing mortgage loans for others.

Valuation Allowance on Loans Held for Sale. For loans held for sale that are carried at the lower of cost or estimated fair value, the adjustments of the carrying value to estimate fair value are reported as valuation allowance.
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

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Interest income	$63,419	$46,923	$174,711	$132,608
Interest expense - portfolio related	34,561	20,321	86,869	61,720
Net interest income - portfolio related	28,858	26,602	87,842	70,888
Interest expense - corporate debt	4,011	4,488	25,333	16,147
Net interest income	24,847	22,114	62,509	54,741
Provision for (reversal of) loan losses	580	228	1,589	(668)
Net interest income after provision for loan losses	24,267	21,886	60,920	55,409
Other operating income	2,509	339	11,196	5,572
Total operating expenses	12,727	11,298	39,256	32,565
Income before income taxes	14,049	10,927	32,860	28,416
Less net income attributable to noncontrolling interests	307	—	543	—
Income tax expense	3,759	2,905	8,568	7,545
Net income	$9,983	$8,022	$23,749	$20,871

Net Interest Income — Portfolio Related

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	2022	2021	$ Change
Interest income	$63,419	$46,923	$16,496	$174,711	$132,608	$42,103
Interest expense - portfolio related	34,561	20,321	14,240	86,869	61,720	25,149
Net interest income - portfolio related	$28,858	$26,602	$2,256	$87,842	$70,888	$16,954

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income increased by 8.5% or $2.3 million from $26.6 million for the three months ended September 30, 2021 to $28.9 million for the three months ended September 30, 2022, and increased approximately $16.9 million from $70.9 million for the nine months ended September 30, 2021 to $87.8 million for the nine months ended September 30, 2022. The increase was driven by an increase in loan portfolio resulting from an increase in loan originations in current year.

Interest Income. Interest income increased by $16.5 million to $63.4 million for the three months ended September 30, 2022, compared to $46.9 million for the three months ended September 30, 2021. The increase was primarily attributable to higher portfolio balances offset by a decrease in the average loan yield, which decreased from 8.77% for the three months ended September 30, 2021 to 7.88% for the three months ended September 30, 2022. For the nine months ended September 30, 2022, interest income also increased by $42.1 million to $174.7 million while comparing to $132.6 million for the nine months ended September 30, 2021.

The following tables distinguish between the change in interest income attributable to change in volume and the change in interest income attributable to change in rate for the three and nine months ended September 30, 2022 and 2021, respectively. The effect of changes in volume is determined by multiplying the change in average loan balance (i.e., $1.1 billion) by the previous period’s average yield (i.e., 8.77%). The effect of rate changes is calculated by multiplying the change in average yield (i.e., (0.89%)) by the current period’s average loan balance (i.e., $3.2 billion).

	Three Months Ended September 30, 2022 and 2021
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Three months ended September 30, 2022	$3,217,264	$63,419	7.88%
Three months ended September 30, 2021	2,139,789	46,923	8.77%
Volume variance	1,077,475	23,624
Rate variance		(7,128)	(0.89)%
Total interest income variance		$16,496
(1) Annualized.

	Nine Months Ended September 30, 2022 and 2021
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Nine Months Ended September 30, 2022	$2,957,932	$174,711	7.88%
Nine Months Ended September 30, 2021	2,032,980	132,608	8.70%
Volume variance	924,952	60,353
Rate variance		(18,250)	(0.82)%
Total interest income variance		$42,103
(1) Annualized.

Interest Expense — Portfolio Related. Portfolio related interest expense, which consists of interest incurred on our warehouse facilities and securitizations, increased from $20.3 million for the three months ended September 30, 2021 to $34.6 million for the three months ended September 30, 2022. Portfolio related interest expense increased from $61.7 million for the nine months ended September 30, 2021 to $86.9 million for the nine months ended September 30, 2022, primarily attributable to a higher loan portfolio being financed.

The following tables present the information regarding the portfolio related interest expense and distinguishes between the change in interest expense attributable to changes in the average outstanding debt balance (volume) versus changes in cost of funds (rate) for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30, 2022 and 2021
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Three months ended September 30, 2022	$2,871,149	$34,561	4.81%
Three months ended September 30, 2021	1,815,442	20,321	4.48%
Volume variance	1,055,707	11,824
Rate variance		2,416	0.33%
Total interest expense variance		$14,240
(1)
Includes securitizations and warehouse agreements.
(2)
Annualized.

	Nine Months Ended September 30, 2022 and 2021
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Nine Months Ended September 30, 2022	$2,626,294	$86,869	4.41%
Nine Months Ended September 30, 2021	1,729,296	61,720	4.76%
Volume variance	896,998	32,023
Rate variance		(6,874)	(0.35)%
Total interest expense variance		$25,149
(1)
Includes securitizations and warehouse agreements.
(2)
Annualized.

Net Interest Income After Provision for Loan Losses

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	2022	2021	$ Change
Net interest income - portfolio related	$28,858	$26,602	$2,256	$87,842	$70,888	$16,954
Interest expense - corporate debt	4,011	4,488	(477)	25,333	16,147	9,186
Net interest income	24,847	22,114	2,733	62,509	54,741	7,768
Provision for (reversal of) loan losses	580	228	352	1,589	(668)	2,257
Net interest income after provision for loan losses	$24,267	$21,886	$2,381	$60,920	$55,409	$5,511

Interest Expense — Corporate Debt. Corporate debt interest expense decreased to $4.0 million for the three months ended September 30, 2022, compared to $4.5 million for the three months ended September 30, 2021. Corporate debt interest expense increased by $9.2 million to $25.3 million for the nine months ended September 30, 2022, compared to $16.1 million for the nine months ended September 30, 2021, primarily due to the $12.8 million prepayment fee and write-off of unamortized debt issuance costs associate with the payoff of our corporate debt in March 2022.

Provision for Loan Losses. Our provision for loan losses increased from $0.2 million for the three months ended September 30, 2021 to $0.6 million for the three months ended September 30, 2022, primarily due to an increase in our loans held for investment portfolio and an increase in macroeconomic allowance during the three months ended September 30, 2022. Our provision for loan losses increased from a reversal of $0.7 million for the three months ended September 30, 2021 to the provision of $1.6 million for the three months ended September 30, 2022, primarily due to the increase in our loans held for investment portfolio and an increase in macroeconomic allowance.

Other Operating Income

The $2.2 million increase in total other operating income during the three months ended September 30, 2022 was mainly due to mortgage servicing rights ("MSR") valuation gain on the Century servicing portfolio and increase in unrealized gain on a fair value loan funded by Century. The $5.6 million increase in total other operating income during the nine months ended September 30, 2022 was mainly due to the increase in gain on disposition of loans and the increase in MSR valuation gain which is included in other income.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	2022	2021	$ Change
Gain on disposition of loans	$399	$306	$93	$6,716	$5,536	$1,180
Unrealized gain on fair value loans	453	—	453	469	18	451
Other income	1,657	33	1,624	4,011	18	3,993
Total other operating income	$2,509	$339	$2,170	$11,196	$5,572	$5,624

Operating Expenses

Operating expenses are presented in the following table. Changes in operating expenses comparing to the same periods prior year are discussed below.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2022	2021	$ Change	2022	2021	$ Change
Compensation and employee benefits	$6,788	$4,738	$2,050	$18,664	$14,470	$4,194
Rent and occupancy	445	447	(2)	1,313	1,340	(27)
Loan servicing	3,314	2,014	1,300	9,055	5,803	3,252
Professional fees	664	736	(72)	3,087	2,064	1,023
Real estate owned, net	(195)	1,186	(1,381)	(621)	2,734	(3,355)
Other operating expenses	1,711	2,177	(466)	7,758	6,153	1,605
Total operating expenses	$12,727	$11,298	$1,429	$39,256	$32,564	$6,692

Compensation and Employee Benefits. Compensation and employee benefits increased by $2.1 million to $6.8 million for the three months ended September 30, 2022 compared to $4.7 million for the three months ended September 30, 2021. Compensation and employee benefits increased to $18.7 million for the nine months ended September 30, 2022 from $14.5 million for the nine months ended September 30, 2021. The increase was mainly due to the increase in commission expense driven by the increase in loan originations.

Rent and Occupancy. Rent and occupancy expenses remained consistent at $0.4 million for the three months ended September 30, 2022 and 2021 and $1.3 million for the nine months ended September 30, 2022 and 2021.

Loan Servicing. Loan servicing expenses increased from $2.0 million for the three months ended September 30, 2021 to $3.3 million for the three months ended September 30, 2022, and increased from $5.8 million for the nine months ended September 30, 2021 to $9.1 million for the nine months ended September 30, 2022, primarily attributable to the increase in our loan portfolio and our securitization portfolio balance. Servicing fee rates on loans in our securitization portfolio are higher than non-securitized loans.

Professional Fees. Professional fees remained relatively flat at $0.7 million for the three months ended September 30, 2022 and 2021, and increased from $2.1 million for the nine months ended September 30, 2021 to $3.1 million for the nine months ended September 30, 2022, mainly due to higher consulting fees in 2022.

Net Expenses of Real Estate Owned. Net expenses of real estate owned decreased from $1.2 million of expense for the three months ended September 30, 2021 to income of $0.2 million for the three months ended September 30, 2022, and decreased from $2.7 million of expense for the nine months ended September 30, 2021 to income of $0.6 million for the nine months ended September 30, 2022, mainly due to the increase in gain on sale of REOs resolved by our special servicing team.

Other Operating Expenses. Other operating expenses decreased from $2.2 million for the for the three months ended September 30, 2021 to $1.7 million three months ended September 30, 2022, and increased from $6.2 million for the nine months ended September 30, 2021 to $7.8 million for the nine months ended September 30, 2022, mainly attributable to appraisal and marketing activity.

Income Tax Expense. Income tax expense was $3.8 million and $2.9 million for three months ended September 30, 2022 and 2021, and $8.6 million and $7.5 million for nine months ended September 30, 2022 and 2021, respectively. Our annual consolidated effective tax rates are 27.4% and 26.6% for the years 2022 and 2021, respectively.

Quarterly Results of Operations

The following table sets forth certain financial information for each completed fiscal quarter since the quarter ended December 31, 2020. The quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The following tables set for our unaudited quarterly results for the periods indicated:

	Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022		December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021		December 31, 2020
($ in thousands)	(unaudited)
Interest income	$63,419	$59,243	$52,049		$49,360	$46,923	$44,978	$40,707		$41,556
Interest expense - portfolio related	34,561	28,752	23,556		23,666	20,321	20,566	20,832		21,442
Net interest income - portfolio related	28,858	30,491	28,493		25,694	26,602	24,412	19,875		20,114
Net interest margin - portfolio related	3.59%	4.10%	4.25%		4.27%	4.97%	4.83%	4.10%		4.07%
Interest expense - corporate debt	4,011	4,182	17,140		4,462	4,488	4,309	7,350		1,900
Net interest income	24,847	26,309	11,353		21,232	22,114	20,103	12,525		18,214
Net interest margin - total company	3.09%	3.54%	1.69%		3.53%	4.13%	3.98%	2.59%		3.68%
Provision for (reversal of) loan losses	580	279	730		377	228	(1,000)	105		406
Net interest income after provision for loan losses	24,267	26,030	10,623		20,855	21,886	21,103	12,420		17,808
Other operating income	2,509	3,039	5,648		2,617	339	2,432	2,801		4,691
Operating expenses	12,727	14,279	12,250		12,095	11,298	10,650	10,617		10,746
Income before income taxes	14,049	14,790	4,021		11,377	10,927	12,885	4,604		11,753
Less income attributable to noncontrolling interest	307	126	110		—	—	—	—		—
Income tax expense	3,759	4,019	790		3,024	2,905	3,432	1,208		2,177
Net income	$9,983	$10,645	$3,121	(1)	$8,353	$8,022	$9,453	$3,396	(2)	$9,576
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

Liquidity and Capital Resources

Sources and Uses of Liquidity

We fund our lending activities primarily through borrowings under our warehouse facilities, securitizations, other corporate-level debt, equity, debt securities, and net cash provided by operating activities to manage our business. We use cash to originate and acquire investor real estate loans, repay principal and interest on our borrowings, fund our operations and meet other general business needs. Our total liquidity plus available warehouse capacity was $495.0 million as of September 30, 2022 comprised of $26.4 million in cash, $59.6 million of available borrowings for unencumbered loans and $409.0 million of available warehouse capacity.

Cash and Cash Equivalents

We had cash of $26.4 million and $35.5 million, excluding restricted cash of $14.5 million and $9.6 million as of September 30, 2022 and 2021, respectively. The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities as of the periods indicated:

	Nine Months Ended
($ in thousands)	September 30, 2022	September 30, 2021
Cash provided by (used in):
Operating activities	$8,656	$39,574
Investing activities	(819,065)	(316,295)
Financing activities	803,710	301,511
Net change in cash, cash equivalents, and restricted cash	$(6,699)	$24,790

Cash flows from operating activities primarily includes net income adjusted for (1) cash used for origination and purchase of held for sale loans and the related cash proceeds from the sales of such loans, (2) non-cash items including depreciation, provision for loan loss, discount accretion, and valuation changes, and (3) changes in the balances of operating assets and liabilities.

For the nine months ended September 30, 2022, our net cash provided by operating activities consisted mainly of $24.3 million in net income, $22.5 million add-back of noncash debt issuance discounts and costs amortization.

For the nine months ended September 30, 2022, our net cash used in investing activities consisted mainly of $1.5 billion in cash used to originate held for investment loans, partially offset by $224.1 million proceeds from sales of loans and $434.9 million in cash received in payoffs of loans held for investment.

For the nine months ended September 30, 2022, our net cash provided by financing activities consisted mainly of $1.3 billion in borrowings from our warehouse and repurchase facilities, $1.2 billion in proceeds of asset-backed securities issued, and $215.0 million in proceeds from secured financing. The cash generated was offset by repayments of $1.3 billion on our warehouse and repurchase facilities, repayments of $170.8 million on secured financing, and repayments of $437.5 million on asset-backed securities issued.

During the nine months ended September 30, 2022, we used approximately $6.7 million of net cash and cash equivalents from operations, investing and financing activities. During the nine months ended September 30, 2021, we generated approximately $24.8 million of net cash and cash equivalents from operations, investing and financing activities.

Warehouse Facilities

As of September 30, 2022, we had five non-mark-to-market warehouse facilities and one modified mark-to-market warehouse facility to support our loan origination and acquisition facilities. One agreement is a two-year warehouse repurchase facility, three agreements are one-year warehouse repurchase facilities and two agreements are three-year warehouse facilities. The borrowings are collateralized by primarily performing loans, three of the warehouse facilities bear interest at one-month LIBOR and three warehouse facility at SOFR, all at margins that range from 2.75% to 4.50%. Borrowing under these facilities was $341.4 million with $468.6 million of available capacity under our warehouse and repurchase facilities as of September 30, 2022.

All warehouse facilities fund less than 100% of the principal balance of the mortgage loans we own requiring us to use working capital to fund the remaining portion. We may need to use additional working capital if loans become delinquent, because the amount permitted to be financed by the facilities may change based on the delinquency performance of the pledged collateral.

All borrower payments on loans financed under the warehouse agreements are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities. The warehouse facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to-net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization of interest expense. If we fail to meet any of the covenants or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of September 30, 2022, we were in compliance with these covenants.

Securitizations

From May 2011 through September 2022, we have completed twenty-four securitizations, issuing $5.2 billion in principal amount of securities to third parties through twenty-four respective transactions. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The following table summarizing the investor real estate loans securitized, securities issued, securities retained by us at the time of the securitization, and as of September 30, 2022 and December 31, 2021, and the stated maturity for each securitization. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 5%—30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

($ in thousands)		Securities Retained as of
Trusts	Securities Issued	Issuance Date	September 30, 2022	December 31, 2021	Stated Maturity Date
2015-1 Trust	$285,457	$27,372	$—	$15,526	July 2045
2016-1 Trust	319,809	38,792	17,541	17,633	April 2046
2017-2 Trust	245,601	12,927	2,795	4,064	October 2047
2018-1 Trust	176,816	9,308	2,190	2,849	April 2048
2018-2 Trust	307,988	16,210	4,626	6,608	October 2048
2019-1 Trust	235,580	12,399	4,500	6,180	March 2049
2019-2 Trust	207,020	10,901	4,400	5,922	July 2049
2019-3 Trust	154,419	8,127	3,722	4,799	October 2049
2020-1 Trust	248,700	13,159	7,009	8,678	February 2050
2020-2 Trust	96,352	32,118	12,847	12,847	June 2050
2020-MC1 Trust	179,371	96,585	—	108,891	July 2050
2021-1 Trust	251,301	13,227	10,704	12,518	May 2051
2021-2 Trust	194,918	10,260	—	—	August 2051
2021-3 Trust	204,205	—	—	—	October 2051
2021-4 Trust	319,116	—	—	—	December 2051
2022-1 Trust	273,594	5,015	4,797	—	February 2052
2022-2 Trust	241,388	11,202	11,170	—	March 2052
2022-MC1 Trust	84,967	40,911	43,407	—	May 2047
2022-3 Trust	296,323	18,914	18,587	—	May 2052
2022-4 Trust	308,357	25,190	25,027	—	July 2052
Total	$4,631,282	$402,617	$173,322	$206,515

The following table summarizes outstanding bond balances for each securitization as of September 30, 2022 and December 31, 2021:

($ in thousands)	September 30, 2022	December 31, 2021
2015-1 Trust	$—	$17,536
2016-1 Trust	24,356	36,401
2017-2 Trust	61,224	86,497
2018-1 Trust	46,795	62,375
2018-2 Trust	99,151	143,152
2019-1 Trust	97,620	132,306
2019-2 Trust	90,165	122,205
2019-3 Trust	75,366	95,521
2020-1 Trust	141,423	174,550
2020-2 Trust	63,060	80,676
2020-MC1 Trust	—	35,711
2021-1 Trust	206,026	236,190
2021-2 Trust	177,993	197,744
2021-3 Trust	190,073	202,793
2021-4 Trust	282,567	315,489
2022-1 Trust	260,454	—
2022-2 Trust	236,918	—
2022-MC1 Trust	60,872	—
2022-3 Trust	285,847	—
2022-4 Trust	306,365	—
	$2,706,275	$1,939,146

As of September 30, 2022 and December 31, 2021, the weighted average rate on the securities and certificates for the Trusts were as follows:

	September 30, 2022	December 31, 2021
2015-1 Trust	—	7.22%
2016-1 Trust	8.10%	8.22%
2017-2 Trust	3.75%	3.37%
2018-1 Trust	3.99%	4.04%
2018-2 Trust	4.49%	4.39%
2019-1 Trust	4.12%	4.02%
2019-2 Trust	3.39%	3.44%
2019-3 Trust	3.22%	3.26%
2020-1 Trust	2.87%	2.82%
2020-2 Trust	4.62%	4.45%
2020-MC1 Trust	0.00%	4.42%
2021-1 Trust	1.74%	1.73%
2021-2 Trust	2.02%	2.28%
2021-3 Trust	2.45%	2.45%
2021-4 Trust	3.18%	3.11%
2022-1 Trust	3.93%	—
2022-2 Trust	5.09%	—
2022-MC1 Trust	6.88%	—
2022-3 Trust	5.64%	—
2022-4 Trust	6.24%	—

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

At-The-Market Equity Offering Program

On September 3, 2021, we entered into separate Equity Distribution Agreements with JMP Securities LLC and Virtu Americas LLC to establish an at-the-market equity offering program (“ATM Program”) where we may issue and sell, from time to time, shares of our common stock. Our ATM Program allows for aggregate gross sales of our common stock of up to $50,000,000 provided that the number of shares sold under the ATM Program does not exceed 4,000,000. For the three and nine months ended September 30, 2022, no common stock was issued under our ATM Program.

Contractual Obligations and Commitments

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months.

As of September 30, 2022, we maintained warehouse facilities to finance our investor real estate loans and had approximately $341.4 million in outstanding borrowings with $468.6 million of available capacity under our warehouse and repurchase facilities.

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

No common stock purchases were made by us during the three months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Conversion	8-K	001-39183	3.1	1/22/2020

3.2	Restated Certificate of Incorporation of Velocity Financial, Inc.	8-K	001-39183	3	5/23/2022

3.3	Amended and Restated Bylaws of Velocity Financial, Inc.	8-K	001-39183	3.2	3/25/2022

4.1	Form of Stock Certificate for Common Stock	S-1	333-234250	4.1	10/18/2019

4.2	Form of Warrant to Purchase Common Stock	8-K	001-39183	4.1	4/7/2020

4.3	Description of the Registrant’s Securities	10K	001-39183	4.3	4/7/2020

10.1	Stockholders Agreement, dated as of January 16, 2020	10-K	001-39183	10.1	4/7/2020

10.2	Registration Rights Agreement, dated as of January 16, 2020	10-K	001-39183	10.2	4/7/2020

10.3	Registration Rights Agreement, dated as of April 7, 2020	8-K	333-234250	10.1	4/7/2020

10.4	Securities Purchase Agreement among Velocity Financial, Inc. and the Purchasers Party thereto dated April 5, 2020	8-K	001-39183	10.1	4/6/2020

10.5	Velocity Financial, Inc. Employee Stock Purchase Plan*	DEF 14A	001-39183	AII	4/8/2022

10.6	Amended and Restated Velocity Financial, Inc. 2020 Omnibus Incentive Plan*	DEF 14A	001-39183	AI	4/8/2022

10.7	Form of Nonqualified Stock Option Award Notice and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.6	1/6/2020

10.8	Form of Nonqualified Stock Option Award Notice and Agreement (Director Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.7	1/6/2020

10.9	Form of Nonqualified Stock Option Award Notice and Agreement (Executive Officer Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.8	1/6/2020

10.10	Form of Restricted Stock Unit Grant and Agreement (Director Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.9	1/6/2020

10.11	Form of Restricted Stock Unit Grant and Agreement (Standard Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.10	1/6/2020

10.12	Form of Restricted Stock Grant and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.11	1/6/2020

10.13	Velocity Financial 2022 Annual Incentive Program for Messrs. Farrar, Szczepaniak and Taylor*	8-K	001-39183	-	2/15/2022

10.14	Form of Equity Distribution Agreement, dated September 3, 2021	8-K	001-39183	1.1	9/7/2021

10.15	Form of Officer and Director Indemnity Agreement*	S-1/A	333-234250	10.37	11/6/2019

10.16	Form of Performance Stock Unit Grant and Agreement*

10.17	Note Purchase Agreement Dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association, as collateral agent, and the respective purchasers of the Notes.	8-K	001-39183	10.1	3/16/2022

10.18	Security Agreement, dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association, as collateral agent.	8-K	001-39183	10.2	3/16/2022

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

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

VELOCITY FINANCIAL, INC.

Date: November 3, 2022	By:	/s/ Christopher D. Farrar
Christopher D. Farrar
Chief Executive Officer

Date: November 3, 2022	By:	/s/ Mark R. Szczepaniak
Mark R. Szczepaniak
Chief Financial Officer