Form 10-K
period 2022-12-31
Velocity Financial, Inc.
filed 2023-03-13
CIK 1692376

note08c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $93.6 million, based on a closing price of $10.99.

As of March 1, 2023, the registrant had 32,624,787 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Certain portions of our Definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with our 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Location of Exhibit Index

The index of exhibits is contained in Part IV of this Form 10-K on page 43.

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
•
ESG Policy; and
•
Any amendments to the above-mentioned documents and reports.

The above documents that are submitted to the SEC will become available on our website as soon as reasonably practicable following such submission. In addition, you may also obtain a printed copy of any of the above documents or reports by sending a request to Investor Relations, to our corporate headquarters, or by calling 818-532-3708.

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

We believe there is a substantial and durable market opportunity for investor real estate loans across 1-4 unit residential rental and small commercial properties, and that our institutionalized approach to serving these fragmented market segments underpins our long-term business strategy. Our growth to date has validated the need for scaled lenders with dedication to individual investors who own ten or fewer properties, a base which we believe represents the vast majority of activity across our core market. According to data from the U.S. Census Bureau, since 1965, the U.S. home rentership rate (the inverse of the home ownership rate) has averaged approximately 35%. According to an estimate published by Zillow in January 2021, the value of the U.S. residential housing sector is over $43 trillion. Ownership of residential properties for rent has historically been concentrated among smaller investors. According to data published by the Urban Institute in August and October 2017, an estimated 45% of single-family rental units (attached or detached) are owned by investors who own just one unit and an estimated 87% of investors own 10 or fewer units, while institutional ownership comprises less than 3% of the market.

Our primary growth strategy is predicated on organically continuing to serve and build loyalty within our network of mortgage brokers, while also expanding our network with new mortgage brokers through targeted marketing and improved brand awareness. We believe our reputation and 18-year history within our core market position us well to capture future growth opportunities. We continue to opportunistically pursue inorganic growth strategies such as acquiring portfolios of loans that meet our investment criteria and acquisitions of businesses that align with our strategic vision.

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

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed Ginnie Mae issuer/servicer that provides government-insured Federal Housing Administration (FHA) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century earns origination fees and servicing fees from the mortgage servicing rights on its servicing portfolio.

Market Uncertainties in 2023

Our operational and financial performance will depend on the certain market developments, including any lingering impact of the COVID-19 pandemic, the Russia/Ukraine war, a global recession, heightened stress in the commercial real estate and corporate debt markets, and macroeconomic conditions and market fundamentals, which can all affect each of these factors and potentially impact our business performance.

Our Competitive Advantages

We believe that the following competitive advantages enhance our ability to execute our business strategy and position us well for future growth:

Established Franchise with Strong Brand Recognition

We believe our reputation and deep history within the real estate lending community position us as a preferred lender for mortgage brokers. We have been originating and acquiring loans in our core market since our inception in 2004, making us a recognizable brand with a proven ability to execute. Additionally, we have successfully executed twenty-five securitizations of our investor real estate loans, issuing $5.4 billion in principal amount of securities between 2011 and the year ended December 31, 2022. We have a keen understanding of this securitization market, including complicated structural issues, investor expectations and rating agency requirements. We executed our twentieth through twenty-fifth securitizations in 2022. We believe this demonstrates that we have a strong reputation with investors in the securitization market, which enables us to maintain efficient access to debt capital that ultimately improves our ability to offer competitive pricing to our borrowers.

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

Large In-Place Portfolio with Attractive, Long-Term Financing

We believe our in-place portfolio provides a significant and stable income stream for us to invest in future earnings growth. Our loans are structured to provide interest rate protection. The majority of our loans are fixed-rate loans and a smaller portion of our loans are floating after an initial fixed-rate period, subject to a floor equal to the starting fixed rate. The loans are mainly financed with long-term fixed-rate debt, resulting in a spread that could increase over time, but not decrease. As a result, our in-place portfolio generally benefits from rising interest rates. We generated $112.6 million in portfolio related net interest income for the year ended December 31, 2022, representing a 3.64% net interest margin during the year ended December 31, 2022.

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

Further Penetrate Our Existing Mortgage Broker Network

We strive to be the preferred lender within our network of approved mortgage brokers. We have developed a strong reputation in the market for high quality execution and timely closing, which we believe are the most important qualities our mortgage brokers value in selecting a lender. There is significant opportunity for us to further penetrate the approximately 3,137 mortgage brokers with whom we have done business over the last five years. Approximately 64% of loan originators originated five or fewer loans with us during the year ended December 31, 2022. We believe this presents a compelling opportunity for us to capture incremental volume from our existing broker network.

Expand Our Network with New Mortgage Brokers

We believe that our targeted sales effort, combined with consistent high-quality execution, positions us well to continue adding to the network of mortgage brokers that rely on us to serve their borrower clients.

Despite the adverse macroeconomic conditions caused by inflation and rising interest rates, we funded 4,135 loans sourced by 1,269 different mortgage brokers during the year ended December 31, 2022. We believe that represents a small portion of the mortgage originators in the United States, which consisted of approximately 939,000 state-licensed mortgage originators by the end of 2021 according to the Nationwide Multistate Licensing System. The size of the mortgage broker market presents an attractive opportunity for us to capture significant growth with very small increases in the share of mortgage brokers that recognize our platform capabilities and utilize us as a preferred lender in our core market.

Develop New Products

Our primary products are a 30-year amortizing term loan with a three-year fixed-rate period which floats at a spread to the prime rate thereafter subject to a floor equal to the starting fixed rate, and a 30-year fixed-rate amortizing term loan. These loans comprised 92.6% of our loan originations during the year ended December 31, 2022. These products are used by borrowers to finance stabilized long-term real estate investments. We believe these products have strong receptivity in our market, as evidenced by our success in growing loan originations over time. Since our inception, we have continued to expand our product offering in response to developing market opportunities and the evolving financing needs of our broker network. For example, in 2013, in response to the increased demand for rental properties, we moved aggressively into the market for 1-4 unit residential rental loans, which comprised 52.7% of our held for investment loan portfolio as of December 31, 2022.

In March 2017, we began originating short-term, interest-only loans to be used for acquiring, repositioning or improving the quality of 1-4 unit residential investment properties. This product typically serves as an interim solution for borrowers and/or properties that do not meet the investment criteria of our primary 30-year product. The short-term, interest-only loan allows borrowers to address any qualifying issues with their credit and/or the underlying property before bridging into a longer-term loan. In June 2018, we added a second short-term, interest-only loan product which allows borrower draws for rehabbing residential rental property. Historically, we have aggregated and sold most of these short-term, interest-only loans at a premium to par to institutional investors, which has generated attractive income for us with limited capital while also allowing us to establish an underwriting track record and monitor the performance of these loans. In December 2021 we added a new HUD multi-family and healthcare loan product offering with our acquisition of a majority interest in Century.

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

Our Portfolio

Loans Held for Investment

Our typical investor real estate loan is secured by a first lien on the underlying property with the added protection of a personal guarantee and, based on the loans in our portfolio as of December 31, 2022, has an average balance of approximately $395,000. As of December 31, 2022, our portfolio of loans held for investment totaled $3.5 billion of unpaid principal balance, or UPB, on properties in 45 states and the District of Columbia. Of the 8,893 loans held for investment as of December 31, 2022, 98.9% of the portfolio, as measured by UPB, was attributable to our loan origination business, while the remaining 1.1% of the portfolio, or 68 loans, totaling $40.1 million in UPB, were related to acquisitions. During the years ended December 31, 2022 and 2021, we originated 4,135 and 3,105 loans to be held for investment totaling $1.5 billion and $1.3 billion, respectively.

As of December 31, 2022, 85.7% of our loans held for investment, as measured by UPB, were fully-amortizing over 30 years. The principal amount of a fully-amortizing loan is repaid ratably over the term of the loan, as compared to a balloon loan where all, or a substantial portion of, the original loan amount is due in a single payment at the maturity date. We believe that fully-amortizing loans face a lower risk of default than balloon loans, as the final payment due under the balloon loan may require the borrower to refinance or sell the property.

We target investor real estate loans with loan-to-value ratios, or LTVs, between 60% and 75% at origination as we believe that borrower equity of 25% to 40% provides significant protection against credit losses. As of December 31, 2022, our loans held for investment had a weighted average LTV at origination of 68.2%. Additionally, as of December 31, 2022, borrowers personally guaranteed 100.0% of the loans in our held for investment portfolio and had a weighted average credit score at origination of 719, excluding the 1.3% of loans for which a credit score is not available.

The following charts illustrate the composition of our loans held for investment as of December 31, 2022:

(*) Percentages may not sum to 100% due to rounding.

(1)
Portfolio stratifications based on unpaid principal balance for loans held for investment as of December 31, 2022.
(2)
Represents LTV at origination for population of loans held for investment as of December 31, 2022. In instances where LTV at origination is not available for an acquired loan, the LTV reflects our best estimate of value at time of acquisition.
(3)
The approximately 3% portion of our loans held for investment with an LTV greater than 75% consists primarily of acquired loans.

We typically do not lend on any property located in a city with a population less than 25,000 and outside a 25-mile radius of a city with a population in excess of 100,000. We generally prefer to lend in larger metropolitan statistical areas.

Our Financing Strategy

We typically finance our new loan originations using warehouse facilities. Once we have originated between approximately $175 million and $400 million in new loans, we securitize the loans through a real estate mortgage investment conduit, or REMIC, structure and issue the bonds to third parties through individual trust vehicles. All our securitizations are issued as private placements pursuant to Rule 144A under the Securities Act and utilize a REMIC structure except for the 2020 MC1 and 2022 MC1 transactions which were issued as one class of bonds treated as debt for tax purposes. The REMIC transactions can create significant U.S. GAAP versus tax differences. The U.S. GAAP treatment considers each REMIC as a variable interest entity that is required to be consolidated in our financial statements, accounting for the securitization as a secured borrowing. Under IRS rules, the REMICs require sale treatment where we are required to either recognize taxable income or loss to the extent the fair market value of the REMICs is greater than or less than our cost basis, the payment of which creates either a deferred tax asset or a deferred tax liability. We are the sole beneficial interest holder of each of the trusts, through our wholly-owned subsidiaries. Proceeds from the issuance of the securities are then used to pay down the balances on our warehouse facilities. As of December 31, 2022, we had successfully executed twenty-five securitizations of our investor real estate loans, issuing $5.4 billion in principal amount of securities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information about our warehouse repurchase facilities and securitizations.

In February 2021, we entered into a five-year $175.0 million syndicated corporate debt agreement (“2021 Term Loan”). The 2021 Term Loan bore interest at a rate equal to one-month LIBOR plus 8.00%, with a 1.00% LIBOR floor, and was set to mature in February 2026. In March 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to the 2021 Term Loan.

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

Government Regulation

Certain states in which we conduct business require approval, registration or licensing. Typically, the mortgage broker that originates the loan that we make, fund or acquire is licensed or exempt from licensing in the state where the loan is made. We also hold a Federal Housing Administration, or FHA, Title II approval from the Department of Housing and Urban Development, which permits us to make certain government-insured loans. With the acquisition of Century, we are now a licensed Ginnie Mae (GNMA) issuer/servicer that provides government-insured Federal Housing Administration (FHA) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. As a licensed Ginnie Mae issuer/servicer, we are subject to GNMA's regulations.

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

Human Capital Resources

As of December 31, 2022, we had a total of 194 employees, a decrease of 10% from the prior year. None of our employees are represented by a labor union. The decrease in our employees was a result of our planned reduction in loan origination due to the dislocation in the current macroeconomic environment.

A driving force in our ability to generate revenue comes from the work of our Account Executives, or AEs. Our AEs generate business for us through their relationships with third-party brokers. Our ability to retain and attract AEs is essential to the growth of our business. A significant number of our employees are AEs, representing 30% of our workforce at year-end.

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

While we have not adopted any diversity quotas, 65% of our employees are men and 35% are women.

We are committed to the health, safety, and wellness of our employees. In response to the pandemic, we implemented precautionary policies and significant operational changes to protect and support our employees, including remote working. As of December 31, 2022, substantially all our employees have been able, and continue, to work remotely.

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

As of February 16, 2023, there were approximately 1,500 beneficial holders of our common stock.

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

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities and Use of Proceeds

No common stock purchases were made by us during the three months ended December 31, 2022.

Item 6. Selected Financial Data.

The consolidated statements of income information for the years ended December 31, 2022, 2021, 2020, 2019 and 2018 and the consolidated balance sheets information presented below have been derived from our audited consolidated financial statements. The information presented below is only a summary and does not provide all of the information contained in our historical consolidated financial statements, including the related notes. You should read it in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements, including the related notes, included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any other period in the future.

	Year Ended December 31,
Consolidated Statements of Income Information	2022	2021	2020	2019	2018
	(in thousands, except per share amounts)
Interest income	$240,343	$181,968	$167,322	$157,531	$124,722
Interest expense — portfolio related	127,723	85,386	87,826	83,903	62,597
Net interest income — portfolio related	112,620	96,582	79,496	73,628	62,125
Interest expense — corporate debt	29,472	20,609	12,049	14,618	13,322
Net interest income	83,148	75,973	67,447	59,010	48,803
Provision for (reversal of) loan losses	1,152	(292)	5,068	1,139	201
Net interest income after provision for loan losses	81,996	76,265	62,379	57,871	48,602
Other operating income
Gain on disposition of loans	7,107	7,892	7,576	4,410	1,200
Unrealized gain (loss) on fair value loans	8,265	29	442	(9)	241
Other income (expense)	6,853	267	(1,698)	(1,752)	1,366
Total other operating income	22,225	8,188	6,320	2,649	2,807

Operating expenses
Compensation and employee benefits	30,458	19,190	20,731	15,511	15,105
Rent and occupancy	1,748	1,769	1,743	1,531	1,320
Loan servicing	12,298	8,282	7,802	7,396	6,009
Professional fees	4,179	3,781	4,238	2,056	3,040
Real estate owned, net	(70)	3,150	2,656	2,647	1,373
Other operating expenses	11,056	8,488	8,400	5,981	5,313
Total operating expenses	59,669	44,660	45,570	35,122	32,160
Income before income taxes	44,552	39,793	23,129	25,398	19,249
Income tax expense	12,033	10,569	5,352	8,106	11,618
Net income	32,519	29,224	17,777	17,292	7,631
Net income attributable to noncontrolling interest	308	—	—	—	—
Net income attributable to Velocity Financial, Inc.	$32,211	$29,224	$17,777	$17,292	$7,631
Less undistributed earnings attributable to participating securities	491	8,589	—	NA	NA
Less deemed dividends on preferred stock	—	—	48,955	NA	NA
Net income (loss) allocated to common shareholders	$31,720	$20,635	$(31,178)	NA	NA
Earnings (loss) per common share
Basic	$0.99	$0.90	$(1.55)	NA	NA
Diluted	$0.94	$0.86	$(1.55)	NA	NA
Weighted average common shares outstanding
Basic	31,913	22,813	20,087	NA	NA
Diluted	34,131	33,982	20,087	NA	NA

NA - Not applicable prior to the Company's IPO on January 17, 2020.

	December 31,
Consolidated Balance Sheets Information	2022	2021	2020	2019	2018
	(in thousands)
Assets
Cash and cash equivalents	$45,248	$35,965	$13,273	$21,465	$15,008
Restricted cash	16,808	11,639	7,020	6,087	1,669
Loans held for sale, net	—	87,908	13,106	214,467	78,446
Loans held for investment, net	3,272,390	2,527,564	1,948,089	1,863,360	1,567,408
Loans held for investment at fair value	276,095	1,359	1,539	2,960	3,463
Total loans, net	3,548,485	2,616,831	1,962,734	2,080,787	1,649,317
Accrued interest receivables	20,463	13,159	11,373	13,295	10,096
Receivables due from servicers	65,644	74,330	71,044	49,659	40,473
Other receivables	1,075	1,812	4,085	4,778	974
Real estate owned, net	13,325	17,557	15,767	13,068	7,167
Property and equipment, net	3,356	3,830	4,145	4,680	5,535
Deferred tax asset	5,033	16,604	6,654	8,280	517
Mortgage servicing rights, at fair value	9,238	7,152	—	—	—
Goodwill	6,775	6,775	—	—	—
Other assets	13,525	6,824	6,779	12,667	4,479
Total assets	$3,748,975	$2,812,478	$2,102,874	$2,214,766	$1,735,235
Liabilities and Equity / Members' Equity
Accounts payable and accrued expenses	$91,525	$92,195	$63,361	$56,146	$26,797
Secured financing, net	209,846	162,845	74,982	145,599	127,040
Securitizations, net	2,736,290	1,911,879	1,579,019	1,438,629	1,202,202
Warehouse repurchase facilities, net	330,814	301,069	75,923	421,548	215,931
Total liabilities	3,368,475	2,467,988	1,793,285	2,061,922	1,571,970
Preferred stock/Class C preferred units	—	—	90,000	—	26,465
Shareholders'/Members’ equity	376,811	341,109	219,589	152,844	136,800
Noncontrolling interest in subsidiary	3,689	3,381	—	—	—
Total liabilities and equity / members’ equity	$3,748,975	$2,812,478	$2,102,874	$2,214,766	$1,735,235

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee and, based on all loans in our portfolio as of December 31, 2022, has an average balance of approximately $395,000. As of December 31, 2022, our loan portfolio totaled $3.5 billion of UPB on properties in 45 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 68.2%, and was concentrated in 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, representing 52.7% of the UPB. During the year ended December 31, 2022, the yield on our total portfolio was 7.77%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitizations, corporate debt and equity. The securitization market is our primary source of long-term financing. We have successfully executed 25 securitizations, issuing $5.4 billion in principal amount of securities from May 2011 through December 2022.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on our loan portfolio and interest expense paid on our portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of our warehouse facilities and securitizations and excludes our corporate debt. For the year ended December 31, 2022, our portfolio related net interest margin was 3.64%. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for loan losses and operating expenses. For the year ended December 31, 2022, including net income attributable to noncontrolling interest, we generated income before income taxes and net income of $44.6 million and $32.5 million, respectively, and earned a pre-tax return on equity and return on equity of 12.2% and 8.9%, respectively.

Items Affecting Comparability of Results

Due to a number of factors, our historical financial results may not be comparable, either from period to period, or to our financial results in future periods. We have summarized the key factors affecting the comparability of our financial results below.

Income Taxes

Our REMIC transactions can create significant U.S. GAAP versus tax differences. The U.S. GAAP treatment considers each REMIC as a variable interest entity that is required to be consolidated in our financial statements, accounting for the securitization as a secured borrowing. Under IRS rules, the REMICs require sale treatment and we are required to either recognize taxable income or loss to the extent the fair market value of the REMICs is greater than or less than our cost basis, the payment of which creates either a deferred tax asset or deferred tax liability.

We will continue to recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of our existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that included the enactment date, as applicable.

Interest Expense on Corporate Debt

The 2021 Term Loan was a five-year $175.0 million syndicated corporate debt agreement. We incurred $20.6 million of interest expense related to our corporate debt during the year ended December 31, 2021.

In March 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement (“the 2022 Term Loan”). A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to the 2021 Term Loan. The remaining portion of the net proceeds from the 2022 Term Loan is used for loan originations and general corporate purposes. We incurred $29.5 million of interest expense related to our corporate debt during the year ended December 31, 2022.

Fair Value Option Accounting

We have made an election to apply the fair value option ("FVO") accounting to all our originated mortgage loans on a go-forward basis beginning October 1, 2022. The fair value option loans will be presented on a separate line item in the consolidated balance sheet. We will not record a CECL loan loss reserve on fair value option loans.

We utilize a third-party model to estimate the fair value of the FVO loan portfolio in accordance with ASC 820. We use a discounted cash flow methodology, that forecasts contractual cash flows, adjusting for projected prepayments and defaults, followed by discounting these cash flows back to a present value, using a reasonable discount rate.

Recent Developments

Securitizations

In January 2023, we completed the securitization of $240.3 million of investor real estate loans, measured by UPB.

Continued Market Uncertainties

Our operational and financial performance will depend on certain market developments, including any lingering impact of the COVID-19 pandemic, the Russia/Ukraine war, a global recession, heightened stress in the commercial real estate and corporate debt markets, and macroeconomic conditions and market fundamentals, which can all affect each of these factors and potentially impact our business performance.

Critical Accounting Estimates and Significant Accounting Policies

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

Allowance for Loan Losses

For our loans held for investment where we have not elected fair value option ("FVO") accounting, we calculate an allowance for loan losses. Under the current expected credit loss ("CECL") methodology, the allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. We identified the following portfolio segments based on risk characteristics of the loans in its loan portfolio (pool):

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
•
Short Term 1– 4 Unit – Purchase (short-term loans to purchase 1– 4 unit residential rental properties); and
•
Short Term 1– 4 Unit – Refinance (short-term refinance loans on 1– 4 unit residential rental properties).

We determined the collectability of our loans by evaluating certain risk characteristics. The segmentation of our loan portfolio was determined based on analyses of our loan portfolio performance over the past nine years. Based on analyses of the loan portfolio’s historical performance, we concluded that loan purpose and product types are the most significant risk factors in determining our expectation of future loan losses. Loan purpose considers whether a borrower is acquiring the property or refinancing an existing property. Our historical experience shows that refinance loans have higher loss rates than loans for property acquisitions. Product type includes residential 1-4 unit property and traditional commercial property. Our historical experience shows that traditional commercial property loans have higher loss rates than residential 1-4 unit property. Short Term loans have a maturity of one to two years from origination. Long term loans have a maturity of up to 30 years from origination.

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

We use an open pool loss rate methodology to model expected credit losses. To determine the loss rates using the open pool method, we start with our historical database of losses, segmenting the loans by loan purpose, product type and repayment period. A third-party model applying the open pool method is used to estimate an annual average loss rate by dividing the respective pool's quarterly historical losses by the pool's respective prior quarters’ ending unamortized loan cost balance and deriving an annual average loss rate from the historical quarterly loss rates. The model then adjusts the annual average loss rates based upon macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates are applied to the forecasted pool balance within each segment. The forecasted balances in the loan pool segments are calculated based on a principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments. Estimated prepayments, or Constant Prepayment Rates ("CPRs") are developed from multiple loan characteristic considerations, such as property types, FICO scores, loan purpose, and prepayment penalty terms, which is the most significant driver of prepayment activity. The prepayment penalty terms differ between the short-term and long-term loans, and we have developed a CPR curve for our short-term loans (2-year or less) and one for our long-term loans (30-year). Data from 2012-2022 is used to develop prepayment rates for our long-term loans. Because of the prepayment penalty structure in our long-term loans, prepayments during the active penalty term are historically low and begin to ramp up after the prepayment penalty term. The active prepayment penalty term is considered for existing and new loans over the reasonable and supportable forecast period in determining estimated prepayments. We back-test the CPR curves on a quarterly basis and adjust the CPR curves as appropriate. The reasonable and supportable period is meant to represent the period in which we believe the forecasted macroeconomic variables can be reasonably estimated. Significant variables or assumptions incorporated in the macroeconomic forecasts include U.S. unemployment, treasury yields, U.S. real gross domestic product (GDP), and U.S. real estate housing prices. We consider multiple scenarios from different macroeconomic forecasts and use different forecast and revision periods for estimating lifetime expected credit losses.

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

Fair Value Option Accounting

We have made an election to apply the fair value option accounting to all our originated mortgage loans on a go-forward basis beginning October 1, 2022. We will consider applying FVO accounting to acquired loans on a case-by-case basis. The fair value option loans will be presented on a separate line item in the consolidated balance sheet. We will not record a CECL loan loss reserve on fair value option loans.

We utilize a third-party model to estimate the fair value of the FVO loan portfolio in accordance with ASC 820. We use a discounted cash flow methodology, that forecasts contractual cash flows, adjusting for projected prepayments and defaults, followed by discounting these cash flows back to a present value, using a reasonable discount rate.

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

Our results of operations depend on, among other things, the level of our net interest income, the credit performance of our loan portfolio and the efficiency of our operating platform. These measures are affected by a number of factors, including the demand for investor real estate loans, the competitiveness of the market for originating or acquiring investor real estate loans, the cost of financing our portfolio, operating costs, the availability of funding sources and the underlying performance of the collateral supporting our loans. While we have been successful at managing these elements in the past, there are certain circumstances beyond our control, including any lingering impact of the COVID-19 pandemic, the Russia/Ukraine war, an expected recession, and macroeconomic conditions and market fundamentals, which can all affect each of these factors and potentially impact our business performance.

Origination Volume

Portfolio related net interest income is the largest contributor to our net income. We grew our portfolio related net interest income by $16.0 million or 16.7% from $96.6 million for the year ended December 31, 2021 to $112.6 million for the year ended December 31, 2022. The growth in net interest income is largely attributable to new loan originations which we have achieved by executing our principal strategies of expanding our broker network and further penetrating our network of existing brokers. We anticipate that our future performance will continue to depend on growing our origination/acquisition volume and believe that the large and highly fragmented nature of our core market provides meaningful opportunity to achieve this. We intend to grow our portfolio by continuing to serve and build loyalty within our existing network of brokers while expanding our network with new brokers through targeted marketing and improved brand awareness.

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

Two of our seven warehouse repurchase and revolving loan facilities have interest payment obligations tied to the one-month USD London Interbank Offered Rate, or LIBOR. Five of our warehouse repurchase and revolving loan facilities have interest payment obligations tied to the Secured Overnight Offering Rate ("SOFR"). The authorized administrator of LIBOR confirmed during March 2021 that it intended to cease the publication or loss of representativeness of LIBOR. In particular, the last date of publication or representativeness of one-month USD LIBOR will be June 30, 2023. We expect that the index used in the calculation of the interest rate for our warehouse facilities and corporate debt will transition from LIBOR to a Secured Overnight Financing Rate (“SOFR”) or a suitable replacement index prior to June 30, 2023. As we renew our financing agreements with our warehouse facilities, we are working with our warehouse facilities to include language on the transition to SOFR. We do not expect the cessation of LIBOR nor the transition to a replacement index to have a material adverse effect on our cost of funding, results of operations or financial condition.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	December 31,
	2022	2021	2020
	($ in thousands)
Total loans (UPB)	$3,512,486	$2,587,221	$1,944,804
Loan count	8,893	6,964	5,878
Average loan balance	$395	$372	$331
Weighted average loan-to-value	68.2%	67.7%	66.1%
Weighted average coupon	7.95%	7.76%	8.51%
Nonperforming loans (UPB) (A)	$292,789	$273,100	$332,813
Nonperforming loans (% of total) (A)	8.34%	10.56%	17.11%

(A) Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $39.6 million and $53.8 million of COVID-19 forbearance-granted loans 90 days or more past due as of December 31, 2022 and 2021, respectively.

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

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

($ in thousands)	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
Year Ended December 31, 2022:
Loan originations — held for investment	4,133	$1,730,526	$419	7.9%	69.2%
Loan originations — held for sale	2	31,327	15,663	5.0%	64.7%
Total loan originations	4,135	$1,761,853	426	7.9%	68.0%
Loan acquisitions — held for investment	14	14,455	1,032	8.8%	62.0%
Total loans originated and acquired	4,149	$1,776,308
Year Ended December 31, 2021:
Loan originations — held for investment	3,105	$1,326,275	$427	6.9%	69.6%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	3,105	$1,326,275	427	6.9%	69.6%
Loan acquisitions — held for investment	26	11,300	435	7.0%	61.4%
Total loans originated and acquired	3,131	$1,337,575
Year Ended December 31, 2020:
Loan originations — held for investment	955	$338,815	$355	8.3%	68.0%
Loan originations — held for sale	316	96,223	305	9.7%	68.3%
Total loan originations	1,271	$435,038	342	8.6%	68.1%
Loan acquisitions — held for investment	3	3,467	1,156	6.5%	73.5%
Total loans originated and acquired	1,274	$438,505

For the year ended December 31, 2022, we originated $1.8 billion of loans, which was an increase of $435.6 million, or 32.8% from $1.3 billion for the year ended December 31, 2021. The 2021 origination was increased by $891.2 million, or 204.9% from $435.0 million for the year ended December 31, 2020, due to the COVID-19 pandemic that adversely impacted our loan originations in 2020.

Loans Held for Investment

Our total portfolio of loans held for investment consists of both loans held for investment carried at amortized cost, which are presented in the Consolidated Balance Sheets as loans held for investment, net, and loans held for investment at fair value, which are presented in the Consolidated Balance Sheets as loans held for investment, at fair value. The following tables show the various components of loans held for investment as of the dates indicated:

	December 31,
(in thousands)	2022	2021	2020
Unpaid principal balance	$3,512,486	$2,499,798	$1,931,875
Valuation adjustments on FVO loans	7,463	27	(2)
Deferred loan origination costs	33,429	33,360	23,600
Total loans held for investment, gross	3,553,378	2,533,185	1,955,473
Allowance for credit losses	(4,893)	(4,262)	(5,845)
Loans held for investment, net	$3,548,485	$2,528,923	$1,949,628

The following table illustrates the contractual maturities for our loans held for investment in aggregate UPB and as a percentage of our total held for investment loan portfolio as of December 31, 2022:

	December 31,
	2022		2021		2020
($ in thousands)	UPB	%	UPB	%	UPB	%
Loans due in less than one year	$146,916	4.2%	$96,502	3.9%	$100,025	5.2%
Loans due in one to five years	31,777	0.9	5,023	0.2	79,398	4.1
Loans due in more than five years	3,333,793	94.9	2,398,273	96.0	1,752,452	90.7
Total loans held for investment	$3,512,486	100.0%	$2,499,798	100.0%	$1,931,875	100.0%

Allowance for Loan Losses

Our allowance for loan losses increased to $4.9 million as of December 31, 2022, from $4.3 million as of December 31, 2021. The increase in allowance is primarily due to the increase in our loans held for investment carried at amortized cost from $2.5 billion as of December 31, 2021 to $3.3 billion as of December 31, 2022.

Our allowance decreased to $4.3 million as of December 31, 2021, from $5.8 million as of December 31, 2020. The decrease in allowance is primarily due to the broad improvement in the U.S economy in 2021 as the U.S. economy recovered from the adverse impacts caused by the COVID-19 pandemic.

Our allowance for loan losses is based on an analysis of historical loan loss data from January 1, 2015 through December 31, 2022, adjusted for macroeconomic forecasts. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses should a loan become impaired. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss, is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

To estimate the allowance for loan losses in our non-FVO loans held for investment portfolio, we follow a detailed internal process, considering a number of different factors including, but not limited to, our ongoing analyses of loans, historical loss rates, relevant environmental factors, relevant market research, trends in delinquencies, effects and changes in credit concentrations, and ongoing evaluation of fair values.

The following table illustrates the activity in our allowance for loan losses over the periods indicated:

	December 31,
($ in thousands)	2022	2021	2020
Allowance for credit losses:
Beginning balance	$4,262	$5,845	$2,240
Impact of adopting ASC 326	—	—	137
Provision for loan losses	1,152	(292)	5,068	(1)
Charge-offs	(521)	(1,291)	(1,600)
Ending balance	$4,893	$4,262	$5,845
Total loans held for investment (UPB), excluding FVO (2)	$3,243,854	$2,498,466	$1,930,334
Allowance for credit losses / loans held for investment, excluding FVO	0.15%	0.17%	0.30%
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

Credit Quality – Total Portfolio of Loans Held for Investment

The following table provides delinquency information, by unpaid principal balance, on our held for investment loan portfolio as of the dates indicated:

($ in thousands)	December 31, 2022 (A)		COVID-19 Forbearance	December 31, 2021 (A)		COVID-19 Forbearance	December 31, 2020 (A)		COVID-19 Forbearance
Performing/Accruing:
Current	$2,969,989	84.6%	$120,884	$2,068,023	82.7%	$188,466	$1,445,131	74.9%	$259,147
30-59 days past due	186,051	5.3	33,668	127,046	5.1	36,579	89,284	4.6	32,115
60-89 days past due	63,657	1.8	6,902	31,629	1.3	8,262	62,694	3.2	34,493
90+ days past due	—	—	—	—	—	—	1,953	0.1	1,953
Total performing loans	3,219,697	91.7	161,454	2,226,698	89.1	233,307	1,599,062	82.8	327,708
Nonperforming/Nonaccrual:
<90 days past due	17,852	0.5	1,116	19,533	0.8	5,325	20,778	1.1	727
90+ days past due	32,566	0.9	1,681	35,787	1.4	8,510	82,004	4.2	34,120
Bankruptcy	22,435	0.6	7,272	20,038	0.8	6,242	12,655	0.7	1,650
In foreclosure	219,936	6.3	29,482	197,742	7.9	39,045	217,376	11.2	27,868
Total nonperforming loans	292,789	8.3	39,551	273,100	10.9	59,122	332,813	17.2	64,365
Total loans held for investment	$3,512,486	100.0%	$201,005	$2,499,798	100.0%	$292,429	$1,931,875	100.0%	$392,073

(A)
Balance includes $201.0 million UPB of loans held for investment as of December 31, 2022, $292.4 million as of December 31, 2021 and $392.1 million as of December 31, 2020 in our COVID-19 forbearance program.

Other than loans while they were in the COVID-19 forbearance program, loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $292.8 million, or 8.3% of our held for investment loan portfolio as of December 31, 2022, compared to $273.1 million, or 10.9% as of December 31, 2021, and $332.8 million, or 17.2% of the loan portfolio as of December 31, 2020. The decrease in total nonperforming loans as of December 31, 2022 compared to December 31, 2021 and 2020 was primarily attributable to loan resolutions by our Special Servicing department, along with improvement in the U.S. economy as the U.S economy recovers from the COVID-19 pandemic.

Resolutions of non-performing loans

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following tables summarize the resolution activities of loans that were nonperforming or became nonperforming during the periods indicated. We resolved $142.2 million, $201.9 million, and $83.4 million of long-term and short-term nonperforming loans during the years ended December 31, 2022, 2021, and 2020, respectively. We also resolved $16.2 million, $10.7 million, and $4.4 million of nonperforming loans transferred to REO during the years ended December 31, 2022, 2021 and 2020, respectively. From these resolution activities, we realized net gains of $10.8 million, $7.5 million, and $2.7 million during the years ended December 31, 2022, 2021, and 2020, respectively. This is largely the result of collecting default interest and prepayment penalties in excess of the contractual interest due and collected.

The table below includes nonperforming loan resolutions for our long-term loans and REO's.

Long-Term Loans	December 31, 2022		December 31, 2021		December 31, 2020
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$50,441	$5,073	$62,703	$4,106	$45,662	$2,029
Resolved — paid current	46,062	449	45,654	650	37,705	1,213
Resolved — REO sold	10,204	1,602	10,151	226	4,362	(498)
Total resolutions	$106,707	$7,124	$118,508	$4,982	$87,729	$2,744
Recovery rate on resolved nonperforming UPB		106.7%		104.2%		103.1%

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

Short-Term Loans	December 31, 2022		December 31, 2021		December 31, 2020
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$36,516	$2,100	$43,613	$2,312	$—	$—
Resolved — paid current	9,192	61	49,942	195	—	—
Resolved — REO sold	5,966	1,474	534	22	—	—
Total resolutions	$51,674	$3,635	$94,089	$2,529	$—	$—
Recovery rate on resolved nonperforming UPB		107.0%		102.7%		N/A

Charge-offs

Our actual losses incurred have been small as a percentage of nonperforming loans held for investment. The table below shows our actual loan losses for the periods indicated.

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Average nonperforming loans for the period (1)	$266,129	$307,562	$246,972
Charge-offs	521	1,291	1,600
Charge-offs / Average nonperforming loans for the period (1)	0.20%	0.42%	0.65%
(1)
Reflects the monthly average of nonperforming loans held for investment during the period.

Concentrations – Loans Held for Investment

As of December 31, 2022, our held for investment loan portfolio was concentrated in investor 1-4 loans, representing 52.7% of the UPB and mixed use properties represented 12.6% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. By geography, the principal balance of our loans held for investment were concentrated 22.8% in California, 19.9% in New York, 13.3% in Florida, and 7.5% in New Jersey.

Property Type	December 31, 2022
($ in thousands)	Loan Count	UPB	% of Total UPB
Investor 1-4	5,317	$1,851,538	52.7%
Mixed use	1,056	443,330	12.6
Retail	637	305,361	8.7
Multifamily	546	301,342	8.6
Warehouse	344	223,271	6.4
Office	453	199,034	5.7
Other (1)	540	188,610	5.3
Total loans held for investment	8,893	$3,512,486	100.0%
(1)
All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	December 31, 2022
($ in thousands)	Loan Count	UPB	% of Total UPB
California	1,251	$802,005	22.8%
New York	1,259	698,945	19.9
Florida	1,218	466,690	13.3
New Jersey	835	261,656	7.5
Other (1)	4,330	1,283,190	36.5
Total loans held for investment	8,893	$3,512,486	100.0%
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

As of December 31, 2022, our REO included 27 properties with a carrying value of $13.3 million compared to 34 properties with a carrying value of $17.6 million as of December 31, 2021.

Key Performance Metrics

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Average loans	$3,092,198	$2,125,847	$2,043,665
Portfolio yield	7.77%	8.56%	8.19%
Average debt — portfolio related	2,750,822	1,814,048	1,803,188
Average debt — total company	2,956,801	1,968,938	1,885,306
Cost of funds — portfolio related	4.64%	4.71%	4.87%
Cost of funds — total company	5.32%	5.38%	5.30%
Net interest margin — portfolio related	3.64%	4.54%	3.89%
Net interest margin — total company	2.69%	3.57%	3.30%
Charge-offs	0.02%	0.06%	0.08%
Pre-tax return on equity	12.23%	15.58%	10.69%
Return on equity	8.93%	11.45%	8.22%

Average Loans

Average loans reflects the daily average of total outstanding loans, including both loans held for investment and loans held for sale, as measured by UPB, over the specified time period.

Portfolio Yield

Portfolio yield is an annualized measure of the total interest income earned on our loan portfolio as a percentage of average loans over the given period. Interest income includes interest earned on performing loans, cash interest received on nonperforming loans, default interest and prepayment fees. Portfolio yield is lower in 2022 primarily from a delay in the recovery of delinquent interest as compared to 2021.

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

Cost of Funds — Portfolio Related and Total Company

Portfolio related cost of funds is an annualized measure of the interest expense incurred on our portfolio-related debt as a percentage of average portfolio-related debt outstanding over the given period. Total company cost of funds is an annualized measure of the interest expense incurred on our portfolio-related debt and corporate debt outstanding over the given period. Interest expense includes the amortization of expenses incurred in connection with our portfolio related financing activities and corporate debt. Through the issuance of long-term securitizations, we have been able to fix a significant portion of our borrowing costs over time. The strong credit performance on our securitizations has allowed us to issue debt at attractive rates. Our portfolio related cost of funds decreased to 4.64% for the year ended December 31, 2022 from 4.71% and 4.87% for the years ended December 31, 2021 and 2020, respectively.

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

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Year Ended December 31,
	2022				2021				2020
		Interest	Average			Interest	Average			Interest	Average
	Average	Income /	Yield /		Average	Income /	Yield /		Average	Income /	Yield /
($ in thousands)	Balance	Expense	Rate		Balance	Expense	Rate		Balance	Expense	Rate
Loan portfolio:
Loans held for sale	$49,194				$15,794				$110,810
Loans held for investment	3,043,003				2,110,053				1,932,855
Total loans	$3,092,198	$240,343	7.77%		$2,125,847	$181,968	8.56%		$2,043,665	$167,322	8.19%

Debt:
Warehouse and repurchase facilities	$292,490	17,454	5.97%		$183,663	9,706	5.28%		$168,099	8,352	4.97%
Securitizations	2,458,332	110,269	4.49%		1,630,385	75,680	4.64%		1,635,089	79,474	4.86%
Total debt - portfolio related	2,750,822	127,723	4.64%		1,814,048	85,386	4.71%		1,803,188	87,826	4.87%
Corporate debt	205,979	29,472	14.31%	(5)	154,890	20,609	13.31%	(4)	82,117	12,049	14.67%	(3)
Total debt	$2,956,801	$157,195	5.32%		$1,968,938	$105,995	5.38%		$1,885,305	$99,875	5.30%

Net interest spread - portfolio related (1)			3.13%				3.85%				3.32%
Net interest margin - portfolio related			3.64%				4.54%				3.89%

Net interest spread - total company (2)			2.46%	(5)			3.18%	(4)			2.89%	(3)
Net interest margin - total company			2.69%	(5)			3.57%	(4)			3.30%	(3)
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
(5)
Excluding the one-time debt issuance cost write-off of $7.7 million and prepayment penalties of $5.3 million associated with the $170.8 million payoff of our corporate debt in March 2022, the Corporate debt average yield would have been 8.10%; Net interest spread — total company would have been 2.89%; and Net interest margin — total company would have been 3.10% for the year ended December 31, 2022.

Charge-Offs

The charge-offs ratio reflects charge-offs as a percentage of average loans held for investment carried at amortized cost over the specific time period. We do not record charge-offs on FVO loans which are carried at estimated fair value. We also do not record charge-offs on our loans held for sale which are carried either at fair value, or carried at the lower of cost or estimated fair value.

Pre-Tax Return on Equity and Return on Equity

Pre-tax return on equity and return on equity reflect income before income taxes, and net income including net income attributable to noncontrolling interest, respectively, as a percentage of the monthly average total stockholders’ equity including noncontrolling interest over the specified period.

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Income before income taxes (A)	$44,552	$39,793	$23,129
Net income (B)	32,519	29,224	17,777

Monthly average balance:
Stockholders' / Members' equity (C)	364,282	255,331	216,289

Pre-tax return on equity (A)/(C)	12.2%	15.6%	10.7%

Return on equity (B)/(C)	8.9%	11.4%	8.2%

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

Unrealized Gain/(Loss) on Fair Value Loans. We have elected to apply the fair value option accounting to all of our originated mortgage loans on a go-forward basis beginning October 1, 2022. We also elected to account for certain purchased distressed loans at fair value using FASB ASC Topic 825, Financial Instruments (ASC 825). We regularly estimate the fair value of these loans as discussed more fully in the notes to our consolidated financial statements included elsewhere in this Annual Report. Changes in fair value are reported as a component of other operating income within our consolidated statements of income.

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

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Interest income	$240,343	$181,968	$167,322
Interest expense - portfolio related	127,723	85,386	87,826
Net interest income - portfolio related	112,620	96,582	79,496
Interest expense - corporate debt	29,472	20,609	12,049
Net interest income	83,148	75,973	67,447
Provision for (reversal of) loan losses	1,152	(292)	5,068
Net interest income after provision for loan losses	81,996	76,265	62,379
Other operating income	22,225	8,188	6,320
Total operating expenses	59,669	44,660	45,570
Income before income taxes	44,552	39,793	23,129
Income tax expense	12,033	10,569	5,352
Net income	32,519	29,224	17,777
Net income attributable to noncontrolling interest	308	—	—
Net income attributable to Velocity Financial, Inc.	32,211	29,224	17,777
Less undistributed earnings attributable to participating securities	491	8,589	—
Less deemed dividends on preferred stock	—	—	48,955
Net income (loss) allocated to common shareholders	$31,720	$20,635	$(31,178)
Earnings (loss) per common share
Basic	$0.99	$0.90	$(1.55)
Diluted	$0.94	$0.86	$(1.55)
Weighted average common shares outstanding
Basic	31,913	22,813	20,087
Diluted	34,131	33,982	20,087

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net Interest Income — Portfolio Related

	Year Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
Interest income	$240,343	$181,968	$58,375	32.1%
Interest expense - portfolio related	127,723	85,386	42,337	49.6%
Net interest income - portfolio related	$112,620	$96,582	$16,038	16.6%

Interest Income. Interest income increased by $58.4 million, or 32.1%, to $240.3 million during the year ended December 31, 2022, compared to $182.0 million during the year ended December 31, 2021. The increase was primarily attributable to higher portfolio balances offset by a decrease in the average yield. The average yield decreased to 7.77% from 8.56%. Average loans increased $966.4 million, or 45.4%, from $2.1 billion for the year ended December 31, 2021 to $3.1 billion for the year ended December 31, 2022. The decrease in average yield is attributable to higher collection of delinquent and default interest in 2021.

The following table distinguishes between the change in interest income attributable to change in volume and the change in interest income attributable to change in rate. The effect of changes in volume is determined by multiplying the change in average loan balance ($966.4 million) by the previous period’s average yield (8.56%). Similarly, the effect of rate changes is calculated by multiplying the change in average yield (0.79%) by the current period’s average loan balance ($3.1 billion).

	Year Ended December 31, 2022 and 2021
($ in thousands)	Average Loans	Interest Income	Average Yield
Year Ended December 31, 2022	$3,092,198	$240,343	7.77%
Year Ended December 31, 2021	2,125,847	181,968	8.56%
Volume variance	966,351	82,718
Rate variance		(24,343)	(0.79)%
Total interest income variance		$58,375

Interest Expense — Portfolio Related. Portfolio related interest expense consists of interest incurred on our warehouse facilities and securitizations, which increased by $42.3 million, or 49.4%, to $127.7 million for the year ended December 31, 2022, from $85.4 million for the year ended December 31, 2021. The increase in portfolio related interest expense in 2022 was primarily attributable to an increase in loan portfolio.

The following table presents information regarding the increase in portfolio related interest expense and distinguishes between the dollar amount of change in interest expense attributable to changes in the average outstanding debt balance (volume) versus changes in cost of funds (rate) for the years ended December 31, 2022 and 2021.

	Year Ended December 31, 2022 and 2021
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds
Year Ended December 31, 2022	$2,750,822	$127,723	4.64%
Year Ended December 31, 2021	1,814,048	85,386	4.71%
Volume variance	936,774	44,093
Rate variance		(1,756)	(0.06)%
Total interest expense variance		$42,337
(1)
Includes securitizations and warehouse repurchase agreements.

Net Interest Income After Provision for Loan Losses

Net interest income after provision for loan losses increased 7.5% over the prior year driven by higher net interest income.

	Year Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
Net interest income - portfolio related	$112,620	$96,582	$16,038	16.6%
Interest expense - corporate debt	29,472	20,609	8,863	43.0%
Net interest income	83,148	75,973	7,175	9.4%
Provision for (reversal of) loan losses	1,152	(292)	1,444	(494.5)%
Net interest income after provision for loan losses	$81,996	$76,265	$5,731	7.5%

Interest Expense — Corporate Debt. Corporate debt interest expense increased by $8.9 million from $20.6 million for the year ended December 31, 2021 to $29.5 million for the year ended December 31, 2022 primarily due to the fees associated with paying off our 2021 term loan early. The corporate debt balance was $215.0 million as of December 31, 2022 compared to $170.8 million as of December 31, 2021, as a result of the 2022 Term Loan agreement we entered into in March 2022.

Provision for (reversal of) Loan Losses. Our provision for loan losses increased by approximately $1.4 million from the reversal of $0.3 million for the year ended December 31, 2021 to a provision of $1.2 million for the year ended December 31, 2022. The increase in provision for loan losses is primarily attributable to an increase in general reserve resulting from the increased non-FVO loan portfolio.

Other Operating Income

The table below presents the various components of other operating income for the year ended December 31, 2022 compared to the year ended December 31, 2021. The $14.0 million net increase is primarily due to the unrealized gains related to loans originated after September 30, 2022 and the 2022 election of fair value option for our Century mortgage servicing rights.

	Year Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
Gain on disposition of loans	$7,107	$7,892	$(785)	(9.9%)
Unrealized gain on fair value loans	8,265	29	8,236	28400.0%
Other income	6,853	267	6,586	2466.7%
Total other operating income	$22,225	$8,188	$14,037	171.4%

Operating Expenses

Total operating expenses increased by 33.6%, or $15.0 million to $59.7 million during the year ended December 31, 2022 from $44.7 million during the year ended December 31, 2021. The increase was driven by higher origination activity as well as the fair value election for loans originated in the fourth quarter.

	Year Ended December 31,
($ in thousands)	2022	2021	$ Change	% Change
Compensation and employee benefits	$30,458	$19,190	$11,268	58.7%
Rent and occupancy	1,748	1,769	(21)	(1.2)%
Loan servicing	12,298	8,282	4,016	48.5%
Professional fees	4,179	3,781	398	10.5%
Real estate owned, net	(70)	3,150	(3,220)	(102.2)%
Other operating expenses	11,056	8,488	2,568	30.3%
Total operating expenses	$59,669	$44,660	$15,009	33.6%

Compensation and Employee Benefits. Compensation and employee benefits increased from $19.2 million during the year ended December 31, 2021 to $30.5 million during year ended December 31, 2022. The increase was attributable to higher commission expense driven by the increase in loan originations and not deferring compensations costs attributable to loan origination activities on FVO loans starting on October 1, 2022.

Rent and Occupancy. Rent and occupancy expenses remained relatively consistent between $1.7 million to $1.8 million during the years ended December 31, 2022 and 2021.

Loan Servicing. Loan servicing expenses increased from $8.3 million during the year ended December 31, 2021 to $12.3 million during the year ended December 31, 2022. The $4.0 million increase during the year ended December 31, 2022 is mainly due to the increase in our loan portfolio.

Professional Fees. Professional fees remained relatively consistent from $3.8 million for the year ended December 31, 2021 to $4.2 million for the year ended December 31, 2022.

Net Expenses of Real Estate Owned. Net expenses of real estate owned decreased from $3.2 million during the year ended December 31, 2021 to income of $70 thousand during the year ended December 31, 2022. The $3.2 million decrease is mainly due to a higher gain on sale of REOs resolved by our special servicing team.

Other Operating Expenses. Other operating expenses increased from $8.5 million for the year ended December 31, 2021 to $11.1 million for the year ended December 31, 2022, mainly due to an increase in appraisal costs on higher origination volume and resumed marketing activity via trade shows after a pandemic-impacted 2021.

Income Tax Expense. Income tax expense was $12.0 million for the year ended December 31, 2022, compared to $10.6 million for the year ended December 31, 2021. Our consolidated effective tax rate as a percentage of pre-tax income for 2022 was 27.2%, compared to 26.6% for 2021. The 2021 effective tax rate differed from the federal statutory rate of 21% principally because of state taxes.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net Interest Income — Portfolio Related

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Interest income	$181,968	$167,322	$14,646	8.8%
Interest expense - portfolio related	85,386	87,826	(2,440)	(2.8%)
Net interest income - portfolio related	$96,582	$79,496	$17,086	21.5%

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
(1)
Includes securitizations and warehouse repurchase agreements.

Net Interest Income After Provision for Loan Losses

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Net interest income - portfolio related	$96,582	$79,496	$17,086	21.5%
Interest expense - corporate debt	20,609	12,049	8,560	71.0%
Net interest income	75,973	67,447	8,526	12.6%
Provision for loan losses	(292)	5,068	(5,360)	(105.8)%
Net interest income after provision for loan losses	$76,265	$62,379	$13,886	22.3%

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

Provision for Loan Losses. Our provision for loan losses decreased by approximately $5.4 million from the provision of $5.1 million for the year ended December 31, 2020 to a reversal of $0.3 million for the year ended December 31, 2021. The decrease in provision for loan losses is primarily attributable to the improvement in the U.S economy as the U.S economy continues to recover from the negative impacts caused by the COVID-19 pandemic in 2020.

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

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Gain on disposition of loans	$7,892	$7,576	$316	4.2%
Unrealized gain on fair value loans	29	442	(413)	(93.4)%
Other income (expense)	267	(1,698)	1,965	(115.7)%
Total other operating income	$8,188	$6,320	$1,868	29.6%

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

	Year Ended December 31,
($ in thousands)	2021	2020	$ Change	% Change
Compensation and employee benefits	$19,190	$20,731	$(1,541)	-7.4%
Rent and occupancy	1,769	1,743	26	1.5%
Loan servicing	8,282	7,802	480	6.2%
Professional fees	3,781	4,238	(457)	(10.8)%
Real estate owned, net	3,150	2,656	494	18.6%
Other operating expenses	8,488	8,400	88	1.0%
Total operating expenses	$44,660	$45,570	$(910)	-2.0%
Compensation and Employee Benefits. Compensation and employee benefits decreased from $20.7 million during the year ended December 31, 2020 to $19.2 million during the year ended December 31, 2021. During April through August of 2020, when loan originations were suspended and staff was working on offering existing borrowers the COVID-19 forbearance program, compensation costs for the employees were expensed when, under normal operating conditions, the same compensation costs would be deferred over new loan production.

Rent and Occupancy. Rent and occupancy expenses remained relatively consistent at approximately $1.8 million during the years ended December 31, 2020 and 2021 due to no change in office space.

Loan Servicing. Loan servicing expenses increased from $7.8 million during the year ended December 31, 2020 to $8.3 million during the year ended December 31, 2021. The $0.5 million increase during the year ended 2021 is mainly due to the increase in our loan portfolio.

Professional Fees. Professional fees decreased from $4.2 million for the year ended December 31, 2020 to $3.8 million for the year ended December 31, 2021 mainly due to the decrease in legal fees related to the IPO class action lawsuit which was dismissed in January 2021.

Net Expenses of Real Estate Owned. Net expenses of real estate owned increased from $2.7 million during the year ended December 31, 2020 to $3.2 million during the year ended December 31, 2021. The $0.5 million increase is mainly due to a smaller gain on disposition and the increase in taxes and insurance for the properties.

Other Operating Expenses. Other operating expenses slightly increased from $8.4 million for the year ended December 31, 2020 to $8.5 million for the year ended December 31, 2021 mainly due to the increase in appraisal fee expenses.

Income Tax Expense. Income tax expense was $10.6 million for the year ended December 31, 2021, compared to $5.4 million for the year ended December 31, 2020. Our consolidated effective tax rate as a percentage of pre-tax income for 2021 was 26.6%, compared to 23.1% for 2020. The 2021 effective tax rate differed from the federal statutory rate of 21% principally because of state taxes.

Quarterly Results of Operations

The following table sets forth certain financial information for each completed fiscal quarter since the quarter ended March 31, 2021. The quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The following tables set for our unaudited quarterly results for the periods indicated:

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(in thousands)
	(unaudited)
Interest income	$65,632	$63,419	$59,243	$52,049	$49,360	$46,923	$44,978	$40,707
Interest expense - portfolio related	40,854	34,561	28,752	23,556	23,666	20,321	20,566	20,832
Net interest income - portfolio related	24,778	28,858	30,491	28,493	25,694	26,602	24,412	19,875
Net interest margin - portfolio related	2.84%	3.59%	4.10%	4.25%	4.27%	4.97%	4.83%	4.10%
Interest expense - corporate debt	4,139	4,011	4,182	17,140	4,462	4,488	4,309	7,350
Net interest income	20,639	24,847	26,309	11,353	21,232	22,114	20,103	12,525
Net interest margin - total company	2.36%	3.09%	3.54%	1.69%	3.53%	4.13%	3.98%	2.59%
Provision for (reversal of) loan losses	(437)	580	279	730	377	228	(1,000)	105
Net interest income after provision for loan losses	21,076	24,267	26,030	10,623	20,855	21,886	21,103	12,420
Other operating income (expense)	11,029	2,509	3,039	5,648	2,617	339	2,432	2,801
Operating expenses	20,413	12,727	14,279	12,250	12,095	11,298	10,650	10,617
Income before income taxes	11,692	14,049	14,790	4,021	11,377	10,927	12,885	4,604
Less income (loss) attributable to noncontrolling interest	(235)	307	126	110	—	—	—	—
Income tax expense	3,465	3,759	4,019	790	3,024	2,905	3,432	1,208
Net income	$8,462	$9,983	$10,645	$3,121	$8,353	$8,022	$9,453	$3,396

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

Cash and Cash Equivalents

Our total liquidity plus available warehouse capacity was $559.3 million as of December 31, 2022 comprised of $45.2 million in cash, $14.0 million of available borrowings for unencumbered loans and $500.1 million of available warehouse capacity.

As of December 31, 2021, we had liquidity of approximately $47.0 million in cash and cash equivalents comprised of approximately $36.0 million of unrestricted cash and $11.0 million of available liquidity on unfinanced loans. As of December 31, 2021, we had $349.9 million of available capacity under our warehouse and repurchase facilities.

During the year ended December 31, 2022, we generated approximately $14.5 million of net cash and cash equivalents from operations, investing and financing activities. During the year ended December 31, 2021, we used approximately $27.3 million of net cash and cash equivalents from operations, investing and financing activities.

Warehouse Facilities

As of December 31, 2022, we had five non-mark-to-market warehouse facilities and one modified mark-to-market warehouse facility to support our loan origination and acquisition facilities. One agreement is a two-year warehouse repurchase facility, three agreements are one-year warehouse repurchase facilities and two agreements are three-year warehouse facilities. The borrowings are collateralized by primarily performing loans, two of the warehouse facilities bear interest at one-month LIBOR and four warehouse facility at SOFR, all at margins that range from 2.75% to 4.50%. We also had a short term repurchase agreement with a maximum borrowing capacity of $18.8 million. Borrowing under these facilities was $331.7 million with $500.1 million of available capacity under our warehouse and repurchase facilities as of December 31, 2022.

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

All borrower payments on loans financed under the warehouse facilities are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities, which then allows us to draw additional funds on a revolving basis under the facilities. The revolving warehouse facilities also contain customary covenants, including but not limited to financial covenants that require us to maintain a minimum net worth, a maximum debt-to-net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization to interest expense. If we fail to meet any of the covenants or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of December 31, 2022, we were in compliance with these covenants.

Securitizations

From May 2011 through December 2022, we have completed 25 securitizations, issuing $5.4 billion in principal amount of securities to third parties. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as a secured borrowings under U.S. GAAP. Tables summarizing the investor real estate loans securitized, securities issued, securities retained by the Company at the time of the securitization, and as of December 31, 2022 and 2021, the stated maturity for each securitization, the outstanding bond balances, and the weighted average rate on the securities for the Trusts as of December 31, 2022 and 2021, are included in Item 15. Exhibits, Financial Statement Schedules. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 10%—30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

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

Cash Flows

The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities as of the periods indicated:

	Year Ended December 31,
($ in thousands)	2022	2021	2020
Cash provided by (used in):
Operating activities	$48,674	$57,622	$54,892
Investing activities	(908,238)	(656,483)	87,739
Financing activities	874,016	626,172	(149,890)
Net change in cash, cash equivalents, and restricted cash	$14,452	$27,311	$(7,259)

Operating Activities

Cash flows from operating activities primarily includes net income adjusted for (1) non-cash items including depreciation, provision for loan loss, discount accretion, and valuation changes, (2) changes in the balances of operating assets and liabilities, (3) gain on disposition of loans.

For the year ended December 31, 2022, our net cash provided by operating activities of $48.7 million consisted mainly of $32.5 million in net income, and $32.2 million proceeds from sales of loans held for sale.

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

Investing Activities

For the year ended December 31, 2022, our net cash used in investing activities of $908.2 million consisted mainly of $1.7 billion in cash used to originate held for investment loans, offset by $541.7 million in cash received in payments on held for investment loans and loans at fair value and by $292.5 million of proceeds from sales of loans originally classified as held for investment.

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

Financing Activities

For the year ended December 31, 2022, our net cash provided by financing activities of $874.0 million consisted mainly of $1.7 billion in borrowings from our warehouse and repurchase facilities and $1.4 billion in securitizations issued, respectively. The cash generated was offset by payments we made of $1.7 billion and $543.6 million on our warehouse and repurchase facilities and securitizations issued, respectively.

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

Contractual Obligations and Commitments

On February 5, 2021, we entered into a five-year $175.0 million syndicated corporate debt agreement (“2021 Term Loan”). The 2021 Term Loan had an interest rate equal to one-month LIBOR plus 8.00% with a 1.00% LIBOR floor and was paid off in March 2022. As of December 31, 2021, the balance of the 2021 Term Loan was $170.8 million.

On March 15, 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement ("the 2022 Term Loan"). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to the 2021 Term Loan. The remaining portion of the net proceeds from the 2022 Term Loan is used for loan originations and general corporate purposes. As of December 31, 2022, the balance of the 2022 Term Loan was $215.0 million.

Velocity Commercial Capital, LLC is the borrower of the 2022 Term Loan, which is secured by substantially all of the borrower’s non-warehoused assets, with a guarantee from Velocity Financial, Inc., formerly Velocity Financial LLC, that is secured by the equity interests of the borrower. The syndicated corporate debt agreement contains customary affirmative and negative covenants, including financial maintenance covenants and limitations on dividends by the borrower.

As of December 31, 2022, we maintained warehouse facilities to finance our investor real estate loans and had approximately $331.7 million in outstanding borrowings with $500.1 million of available capacity under our warehouse and repurchase facilities.

The following table illustrates our contractual obligations existing as of December 31, 2022:

	January 1, 2023 -	January 1, 2024 -
($ in thousands)	December 31, 2023	December 31, 2025	Thereafter	Total
Warehouse and repurchase facilities	$331,740	$—	$—	$331,740	(1)
Notes payable (corporate debt)	—	—	215,000	215,000
Leases payments under noncancelable operating leases	1,514	1,379	448	3,341
Total	$333,254	$1,379	$215,448	$550,081
(1)
Amount represents gross warehouse borrowing. Balance of $330.8 million in the consolidated balance sheets as of December 31, 2022 is net of $926 thousand debt issuance costs.

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

New Accounting Standards

ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments in this ASU eliminate the recognition and measurement guidance for troubled debt restructuring by Creditors and require enhanced disclosures for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables. This ASU is effective January 1, 2023 for the Company. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by RSM US LLP, our independent registered public accounting firm, as stated in their attestation report, which appears herein in Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to this item will be contained in our Proxy Statement for our 2023 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 11. Executive Compensation.

Information with respect to this item will be contained in our Proxy Statement for our 2023 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item will be contained in our Proxy Statement for our 2023 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item will be contained in our Proxy Statement for our 2023 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information with respect to this item will be contained in our Proxy Statement for our 2023 Annual Meeting of Shareholders, which is incorporated herein by reference.

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

(3)
List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Conversion	8-K	001-39183	3.1	1/22/2020

3.2	Restated Certificate of Incorporation of Velocity Financial, Inc.	8-K	001-39183	3	5/23/2022

3.3	Amended and Restated Bylaws of Velocity Financial, Inc.	8-K	001-39183	3.2	3/25/2022

4.1	Form of Stock Certificate for Common Stock	S-1	333-234250	4.1	10/18/2019

4.2	Form of Warrant to Purchase Common Stock	8-K	001-39183	4.1	4/07/2020

4.3	Description of the Registrant’s Securities	10-K	001-39183	4.3	4/07/2020

10.1	Stockholders Agreement dated as of January 16, 2020	10-K	001-39183	10.1	4/07/2020

10.2	Registration Rights Agreement dated as of January 16, 2020	10-K	001-39183	10.2	4/07/2020

10.3	Registration Rights Agreement dated as of April 7, 2020	8-K	333-234250	10.1	4/07/2020

10.4	Securities Purchase Agreement among Velocity Financial, Inc. and the Purchasers Party thereto dated April 5, 2020	8-K	001-39183	10.1	4/06/2020

10.5	Velocity Financial, Inc. Employee Stock Purchase Plan*	DEF 14A	001-39183	AII	4/8/2022

10.6	Amended and Restated Velocity Financial, Inc. 2020 Omnibus Incentive Plan*	DEF 14A	001-39183	AI	4/8/2022

10.7	Form of Nonqualified Stock Option Award Notice and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.6	1/6/2020

10.8	Form of Nonqualified Stock Option Award Notice and Agreement (Director Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.7	1/6/2020

10.9	Form of Nonqualified Stock Option Award Notice and Agreement (Executive Officer Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.8	1/6/2020

10.10	Form of Restricted Stock Unit Grant and Agreement (Director Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.9	1/6/2020

10.11	Form of Restricted Stock Unit Grant and Agreement (Standard Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.10	1/6/2020

10.12	Form of Restricted Stock Grant and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.11	1/6/2020

10.13	Velocity Financial 2022 Annual Incentive Program for Messrs. Farrar, Szczepaniak and Taylor*	8-K	001-39183	-	2/15/2022

10.14	Form of Equity Distribution Agreement, dated September 3, 2021	8-K	001-39183	1.1	9/7/2021

10.15	Form of Officer and Director Indemnity Agreement	S-1/A	333-234250	10.37	11/6/2019

10.16	Form of Performance Stock Unit Grant and Agreement*	-	-	-	-

10.17	Note Purchase Agreement Dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association, as collateral agent, and the respective purchasers of the Notes.	8-K	001-39183	10.1	3/16/2022

10.18	Security Agreement, dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association, as collateral agent.	8-K	001-39183	10.2	3/16/2022

21.1	List of Subsidiaries of the Registrant

23.1	Consent of RSM US LLP

23.2	Consent of KPMG LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Balance Sheets as of December 31, 2022 and 2021 (ii) the Consolidated Statements of Income for the year December 31, 2022, 2021, and 2020, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the year December 31, 2022, 2021, and 2020, (iv) the Consolidated Statements of Cash Flows for the year December 31, 2022, 2021, and 2020 and (v) the Notes to unaudited Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

December 31, 2022

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Velocity Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Velocity Financial, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, stockholders'/members’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2023, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 2 to the financial statements, the Company has elected to change its method of accounting to record loans originated on or after October 1, 2022, at fair value. The 2022 financial statements reflect the accounting method change. Our opinion is not modified with respect to this matter.

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of allowance for loan losses – management’s assessment of forecasted economic scenarios

As described in Notes 2 and 6 to the financial statements, the Company’s allowance for loan losses totaled $4.9 million as of December 31, 2022. The allowance for loan losses is calculated under the expected credit loss model and is an estimate of life-of-loan losses for the Company’s loans held for investment.

The allowance for loan losses consists of an asset-specific component for estimating loan losses for individual loans that do not share risk characteristics with other loans and a collective pooled component for estimating loan losses for pools of loans that share similar risk characteristics. The allowance for the collective pooled component is derived from an estimate of expected loan losses primarily using an expected loss methodology that incorporates certain risk characteristics that are derived from internally developed and third-party models using the open pool method.

To determine the loss rates for the open pool method, the Company starts with its historical database of losses, segmenting the loans by loan purpose, product type and repayment period to estimate annual average loss rates. The model then adjusts the annual average loss rates for macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates.

Management considered multiple scenarios from different macroeconomic forecasts and selected one forecast scenario with a reasonable and supportable forecast period of eight quarters as of December 31, 2022.

The estimation of the allowance for loan losses for pools of loans that share similar risk characteristics involves many inputs and assumptions. These inputs and assumptions include, among others, the selection, evaluation and measurement of the reasonable and supportable forecast scenarios discussed above, which requires management to apply judgment and that is subject to change as forecasted economic events evolve.

We identified the determination and evaluation of the forecasted economic component of the allowance for loan losses as a critical audit matter because auditing the underlying assumptions and evaluation of the forecasts used in the allowance for loan losses involved a degree of complexity and auditor judgment.

Our audit procedures related to management’s evaluation and establishment of the forecasted economic scenarios in the allowance for loan losses included the following, among others:

•
We obtained an understanding of the relevant controls related to the evaluation and establishment of the forecasted economic scenarios component of the allowance for loan losses and tested such controls for design and operating effectiveness, including controls related to the assessment and review of the forecasted economic scenarios and management’s review and approval of the allowance for loan losses calculation.
•
We tested management’s process and significant judgments in the evaluation and establishment of the forecasted economic scenarios component of the allowance for loan losses which included:
o
Evaluating management’s considerations and data utilized as a basis for the selection of forecasted economic scenarios.
o
Evaluating the reasonableness of management’s judgments related to the selection of forecasted scenarios.
o
Agreeing management’s calculated adjustments for forecasted economic scenarios to the allowance for loan losses calculation.

Accounting for loans at fair value – significant assumptions used in the valuation model that are unobservable inputs

As described in Notes 2, 6 and 26 to the financial statements, the Company has elected the fair value option to measure all loans originated on or after October 1, 2022, at fair value. As of December 31, 2022, loans held for investment, at fair value, were $276 million. The Company utilized a third-party valuation model and unobservable inputs to estimate the fair value of the loans held for investment recorded at fair value. Management determines the fair value of these loans using a discounted cash flow model that estimates future cash flows of these loans using key loan metrics and significant unobservable inputs. The significant assumptions used in the valuation model include those related to prepayment speeds, loss severity, default rates and discount rates.

We have identified the fair value of loans held for investment as a critical audit matter because of the unobservable inputs management uses to estimate fair value and the fact that the assumptions noted above could result in a significant change in the loans’ fair value measurement. Auditing the significant assumptions involved a degree of complexity, a high degree of auditor judgment and increased audit effort through the use of auditor-employed valuation specialists.

Our audit procedures related to testing management’s evaluation and establishment of significant assumptions included the following, among others:

•
Testing the effectiveness of internal controls over the fair value of loans held for investment, including management’s controls over the evaluation of the reasonableness of unobservable inputs used in the valuation.
•
Testing the completeness and accuracy of the source information derived from the Company’s loan data, which is used in the valuation model.
•
Evaluating the related assumptions for reasonableness, including significant unobservable inputs, with the use of auditor employed valuation specialists.
•
Comparing the actual prices of loans sold in January 2023 to the fair value estimated by management using the model described above and comparing the key characteristics of the loans sold to the characteristics of the remaining loans held for investment carried at fair value.

/s/ RSM US LLP

We have served as the Company's auditor since 2021.

Los Angeles, California

March 13, 2023

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Velocity Financial, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Velocity Financial, Inc. and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31 2022 and 2021, the related consolidated statements of income,, stockholders’/members’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes to the consolidated financial statements of the Company and our report dated March 13, 2023, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

March 13, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Velocity Financial, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, changes in stockholders’ / members’ equity, and cash flows of Velocity Financial, Inc. and subsidiaries (the Company) for the year ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Los Angeles, California
March 16, 2021

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

(In thousands)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$45,248	$35,965
Restricted cash	16,808	11,639
Loans held for sale, net	—	87,908
Loans held for investment, net	3,272,390	2,527,564
Loans held for investment, at fair value	276,095	1,359
Total loans, net	3,548,485	2,616,831
Accrued interest receivables	20,463	13,159
Receivables due from servicers	65,644	74,330
Other receivables	1,075	1,812
Real estate owned, net	13,325	17,557
Property and equipment, net	3,356	3,830
Deferred tax asset	5,033	16,604
Mortgage servicing rights, at fair value	9,238	7,152
Goodwill	6,775	6,775
Other assets	13,525	6,824
Total assets	$3,748,975	$2,812,478
LIABILITIES
Accounts payable and accrued expenses	$91,525	$92,195
Secured financing, net	209,846	162,845
Securitizations, net	2,736,290	1,911,879
Warehouse and repurchase facilities, net	330,814	301,069
Total liabilities	3,368,475	2,467,988
Commitments and contingencies
EQUITY
Common stock ($0.01 par value, 100,000,000 shares authorized; 32,523,516 and 32,293,042 shares issued, 32,489,869 and 32,293,042 shares outstanding at December 31, 2022 and 2021, respectively)	326	323
Treasury stock, at cost (33,647 common shares at December 31, 2022 and none at December 31, 2021)	(458)	—
Additional paid-in capital	300,310	296,364
Retained earnings	76,633	44,422
Total Velocity Financial Inc. stockholders' equity	376,811	341,109
Noncontrolling interest in subsidiary	3,689	3,381
Total equity	380,500	344,490
Total liabilities and equity	$3,748,975	$2,812,478

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

The following table represents the assets and liabilities of our consolidated variable interest entities (in thousands):

	December 31,
	2022	2021
ASSETS
Restricted cash	$2,968	$4,713
Loans held for investment, net	3,108,316	2,202,010
Accrued interest and other receivables	77,191	83,493
Real estate owned, net	10,380	9,861
Other assets	15	9
Total assets	$3,198,870	$2,300,086
LIABILITIES
Accounts payable and accrued expenses	$50,169	$45,705
Securities issued	2,736,290	1,911,879
Total liabilities	$2,786,459	$1,957,584

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2022, 2021 and 2020

(In thousands, except per share amounts)

	December 31,
	2022	2021	2020
Interest income	$240,343	$181,968	$167,322
Interest expense — portfolio related	127,723	85,386	87,826
Net interest income — portfolio related	112,620	96,582	79,496
Interest expense — corporate debt	29,472	20,609	12,049
Net interest income	83,148	75,973	67,447
Provision for (reversal of) loan losses	1,152	(292)	5,068
Net interest income after provision for loan losses	81,996	76,265	62,379
Other operating income
Gain on disposition of loans	7,107	7,892	7,576
Unrealized gain on fair value loans	8,265	29	442
Unrealized gain on mortgage servicing rights	2,086	—	—
Other income (expense)	4,767	267	(1,698)
Total other operating income	22,225	8,188	6,320
Operating expenses
Compensation and employee benefits	30,458	19,190	20,731
Rent and occupancy	1,748	1,769	1,743
Loan servicing	12,298	8,282	7,802
Professional fees	4,179	3,781	4,238
Real estate owned, net	(70)	3,150	2,656
Other operating expenses	11,056	8,488	8,400
Total operating expenses	59,669	44,660	45,570
Income before income taxes	44,552	39,793	23,129
Income tax expense	12,033	10,569	5,352
Net income	32,519	29,224	17,777
Net income attributable to noncontrolling interest	308	—	—
Net income attributable to Velocity Financial, Inc.	$32,211	$29,224	$17,777
Less undistributed earnings attributable to participating securities	491	8,589	—
Less deemed dividends on preferred stock	—	—	48,955
Net earnings (loss) allocated to common shareholders	$31,720	$20,635	$(31,178)
Earnings (loss) per common share
Basic	$0.99	$0.90	$(1.55)
Diluted	$0.94	$0.86	$(1.55)
Weighted average common shares outstanding
Basic	31,913	22,813	20,087
Diluted	34,131	33,982	20,087

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ / MEMBERS’ EQUITY

For the years ended December 31, 2022, 2021 and 2020

($ In thousands)

		Common Stock				Treasury Stock
	Members’ Equity	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
Balance – December 31, 2019	$152,844	—	$—	$—	$—	—	$—	$152,844	$—	$152,844
Cumulative effect of change in accounting principle (1)	—	—	—	—	(96)	—	—	(96)	—	(96)
Class A equity units conversion	(92,650)	—	—	—	—	—	—	(92,650)	—	(92,650)
Class D equity units conversion	(60,194)	—	—	—	—	—	—	(60,194)	—	(60,194)
Issuance of common stock	—	20,087,494	201	247,539	—	—	—	247,740	—	247,740
Deemed dividends-convertible preferred stock	—	—	—	(46,472)	(2,483)	—	—	(48,955)	—	(48,955)
Issuance of warrants	—	—	—	2,158	—	—	—	2,158	—	2,158
Stock-based compensation	—	—	—	965	—	—	—	965	—	965
Net income	—	—	—	—	17,777	—	—	17,777	—	17,777
Balance – December 31, 2020	$—	20,087,494	$201	$204,190	$15,198	—	$—	$219,589	$—	$219,589
Issuance of common stock	—	11,699,037	122	90,022	—	—	—	90,144	—	90,144
Restricted stock awarded and earned stock compensation	—	506,511	—	1,132	—	—	—	1,132	—	1,132
Stock-based compensation - Options	—	—	—	1,020	—	—	—	1,020	—	1,020
Net income	—	—	—	—	29,224	—	—	29,224	—	29,224
Recognition of non-controlling interest	—	—	—	—	—	—	—	—	3,381	3,381
Balance – December 31, 2021	$—	32,293,042	$323	$296,364	$44,422	—	$—	$341,109	$3,381	$344,490
Common stocks	—	74,009	1	606	—			607	—	607
Purchase of treasury stock at cost	—	—	—	—	—	(33,647)	(458)	(458)	—	(458)
Restricted stock awarded and stock-based compensation expenses	—	156,465	2	3,340	—	—	—	3,342	—	3,342
Net income	—	—	—	—	32,211	—	—	32,211	308	32,519
Balance – December 31, 2022	$—	32,523,516	$326	$300,310	$76,633	(33,647)	$(458)	$376,811	$3,689	$380,500
(1)
Impact due to adoption of ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", and related amendments on January 1, 2020.

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022, 2021 and 2020

(In thousands)

	December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$32,519	$29,224	$17,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	796	1,119	1,219
Amortization of right-of-use assets	1,320	1,292	1,227
Provision for (reversal of) loan losses	1,152	(292)	5,068
Origination of loans held for sale	(31,255)	—	(96,064)
Proceeds from sales of loans held for sale	32,156	—	80,858
Purchase of held for sale loans	—	(1,500)	(1,232)
Repayments on loans held for sale	—	2,673	19,415
Net accretion of discount on purchased loans and deferred loan origination costs	7,009	6,519	4,587
Provision for (reversal of) uncollectible borrower advances	(175)	(80)	871
Gain on disposition of loans	(3,699)	(6,776)	(6,911)
Real estate acquired through foreclosure in excess of recorded investment	(3,408)	(1,117)	(665)
Amortization of debt issuance discount and costs	28,294	20,224	16,156
Loss on disposal of property and equipment	3	18	42
Change in valuation of real estate owned	364	1,759	1,734
Change in valuation of fair value loans	(8,265)	(29)	(442)
Change in valuation of held for sale loans	—	(17)	(328)
Change in valuation of mortgage servicing rights	(2,086)	—	—
Gain on sale of real estate owned	(2,939)	(409)	(644)
Stock-based compensation	3,343	2,159	965
Deferred tax expense (benefit)	11,571	(9,950)	1,667
Change in operating assets and liabilities:
Accrued interest and other receivables	(7,421)	(3,287)	(5,603)
Other assets	(8,043)	(360)	4,137
Accounts payable and accrued expenses	(2,562)	16,452	11,058
Net cash provided by operating activities	48,674	57,622	54,892
Cash flows from investing activities:
Purchase of loans held for investment	(18,231)	(20,586)	(3,571)
Origination of loans held for investment	(1,739,572)	(1,344,027)	(343,607)
Proceeds from sales of loans originally classified as held for investment	292,472	135,787	99,601
Payoffs of loans held for investment and loans at fair value	541,676	568,837	341,971
Proceeds from sale of real estate owned	22,497	9,637	7,469
Purchase of real estate owned	(2,250)	—	—
Capitalized real estate owned improvements	—	(194)	(846)
Change in advances	(5,414)	(5,429)	(8,709)
Change in impounds and deposits	910	9,202	(3,843)
Purchase of property and equipment	(326)	(135)	(726)
Proceeds from sale of investments	—	1,180	—
Acquisition of Century, net of cash acquired	—	(10,755)	—
Net cash (used in) provided by investing activities	(908,238)	(656,483)	87,739
Cash flows from financing activities:
Warehouse and repurchase facilities advances	1,687,005	1,215,971	420,196
Warehouse and repurchase facilities repayments	(1,658,065)	(989,374)	(766,679)
Proceeds from secured financing	215,000	175,000	—
Repayment of secured financing	(170,844)	(82,156)	(75,000)
Proceeds of securitizations, net	1,369,985	977,678	536,687
Repayment of securitizations	(543,620)	(643,500)	(398,324)
Debt issuance costs	(25,594)	(27,024)	(8,869)
Purchase of treasury stock	(458)	—	—
Net proceeds from issuance of preferred stock	—	—	41,044
Proceeds from issuance of warrants	—	—	2,158
Issuance of common stock	607	137	100,800
Deferred stock issuance costs	—	(560)	—
IPO deal costs	—	—	(1,903)
Net cash provided by (used in) financing activities	874,016	626,172	(149,890)
Net increase (decrease) in cash, cash equivalents, and restricted cash	14,452	27,311	(7,259)
Cash, cash equivalents, and restricted cash at beginning of year	47,604	20,293	27,552
Cash, cash equivalents, and restricted cash at end of year	$62,056	$47,604	$20,293

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022, 2021 and 2020

(In thousands)

	December 31,
	2022	2021	2020
Supplemental cash flow information:
Cash paid during the year for interest	$118,711	$85,019	$85,407
Cash paid during the year for income taxes	23,039	9,645	965
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to loans held for sale	(279,233)	(205,671)	(110,678)
Transfer of loans held for investment to real estate owned	10,031	11,466	9,747
Capitalized interest on loans held for investment	1,399	2,046	7,814
Transfer of loans held for sale to held for investment	77,190	11,137	213,609
Deferred IPO costs charged against additional paid-in capital	—	—	(4,000)
Discount (premium) on issuance of securitizations	23,398	2,051	—
Preferred stock conversion to common stock	—	90,000	—
Business combination:
Investment securities	—	1,181	—
Fair value of tangible asset acquired	—	688	—
Mortgage servicing rights	—	7,152	—
Other receivables	—	154	—
Goodwill	—	6,775	—
Liabilities assumed	—	1,814	—

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

(FORMERLY KNOWN AS VELOCITY FINANCIAL, LLC AND SUBSIDIARIES)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021, and 2020

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2016-1 Trust through and including the 2022-5 Trust, all of which are New York common law trusts, with the exception of VCC 2022-MC1 Trust which is a Delaware statutory trust. The Trusts are bankruptcy remote, variable interest entities (VIE) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed Ginnie Mae issuer/servicer that provides government-insured Federal Housing Administration (FHA) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century is a consolidated subsidiary of the Company as of completion of the acquisition. In addition, as a servicer of Ginnie Mae loans, Century is required to maintain a minimum net worth, and Century is in compliance with this requirement as of December 31, 2022.

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

The consolidated financial statements as of December 31, 2022 and 2021 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs.

Business Combination

The Company accounts for its business combinations using the acquisition method of accounting. Assets acquired and the liabilities assumed as part of a business combination are recognized separately from goodwill at their acquisition date fair values. Goodwill is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. The Company, with the assistance of outside specialists as necessary, use estimates and assumptions to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. The Company may refine these estimates during the measurement period which may be up to one year from the acquisition date. As a result, during the measurement period, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Consolidated Statements of Income.

Restricted Cash

Restricted cash consisted of the required specified reserves by the 2020-2 and 2022-MC1 Trust agreements to pay the notes on each payment date if collections on mortgage loans are insufficient to make payments on the notes, and cash held by the Company for potential future advances due certain borrowers.

Loans Held for Investment and Loans Held for Sale

Except for loans originated in accordance with the guidelines of Ginnie Mae's program, which loans are originated with the intent to sell, originated loans and purchased loans are classified as held-for-investment when management has the intent and ability to hold such loans for the foreseeable future or until maturity. Loans held for investment originated prior to September 30, 2022, are carried at amortized cost, which is the outstanding principal balance, adjusted for net deferred loan origination costs and fees and allowance for loan losses. Loans originated or acquired after September 30, 2022 are carried at fair value.

Interest income is accrued on the unpaid principal balance (UPB) at their respective stated interest rates. Generally, loans are placed on nonaccrual status when they become 90 days past due. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. When a loan is placed on nonaccrual status, the accrued and unpaid interest is reversed as a reduction of interest income and accrued interest receivable. Interest income is subsequently recognized only to the extent cash payments are received or when the loan has been placed back in accrual status. Loans are restored to accrual status when (1) the loan becomes current and none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or (2) if the loan has been formally restructured in a manner that reasonably assures repayment and performance according to its modified terms. Under these terms, the Company requires that the borrower continues to make the full restructured principal and interest payments for six consecutive months before restoring the loan to accrual status.

The deferred loans under the Company’s forbearance program are considered current at the time of deferral, and the Company continues to accrue interest on these loans. Deferred loans that subsequently went 90 days past due after the deferral date were placed on nonaccrual status with any accrued interest income reversed through earnings. The Company evaluates the COVID-19 forbearance-granted loans on an individual basis to determine if a reserve should be established on the collectability of the unamortized cost and accrued interest, and whether any loans should be placed on nonaccrual status.

For originated loans prior to October 1, 2022, carried at amortized cost, net deferred loan origination costs are amortized to interest income using the level yield method. Loan origination fees and costs on loans originated or acquired after September 30, 2022 are expensed as incurred.

Loans are classified as held for sale when management has the intent to sell them. Loans held for sale originated prior to October 1, 2022 are carried at lower of cost or estimated fair value. Loans held for sale originated or acquired effective October 1, 2022 are carried at estimated fair value. The Century loans are considered as held for sale until they meet the sale criteria describe in the following paragraphs, which is generally when they are delivered to GNMA in exchange for GNMA securities. The Company will service the loan for Ginnie Mae.

On occasion, as part of the Company’s management strategy of the loans held in its portfolio, the Company will transfer loans from held for investment to held for sale. Upon transfer of any loans that were held at amortized cost, any associated allowance for loan loss is charged off and the carrying value of the loan is adjusted to the lower of cost or estimated fair value. The net deferred fees and costs associated with loans held for sale are deferred (not accreted or amortized to interest income) until the related loans are sold.

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

Mortgage Servicing Rights

The Company retains the servicing rights of the Ginnie Mae insured loans that are sold in the secondary market by Century. Servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sale of loans.

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

Allowance for Loan Losses

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
•
Short Term 1– 4 Unit – Purchase (short-term loans to purchase 1– 4 unit residential rental properties); and
•
Short Term 1– 4 Unit – Refinance (short-term refinance loans on 1– 4 unit residential rental properties).

The Company determines the collectability of its loans in the collective pools by evaluating certain risk characteristics. The segmentation of its loan portfolio was determined based on analyses of its loan portfolio performance over the past nine years. Based on analyses of the loan portfolio’s historical performance, the Company concluded that loan purpose and product types are the most significant risk factors in determining its expectation of future loan losses. Loan purpose considers whether a borrower is acquiring the property or refinancing an existing property. The historical experience shows that refinance loans have higher loss rates than loans for property acquisitions. Product type includes residential 1-4 unit property and traditional commercial property. The historical experience shows that traditional commercial property loans have higher loss rates than residential 1-4 unit property. Short term loans have a maturity of one to 2 years from origination. Long term loans have a maturity of up to 30 years from origination.

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

The Company uses an open pool loss rate methodology to model expected credit losses. To determine the loss rates for the open pool method, the Company starts with its historical database of losses, segmenting the loans by loan purpose, product type and repayment period. A third-party model applying the open pool method is used to estimate an annual average loss rates by dividing the respective pool's quarterly historical losses by the pool's respective prior quarter’s ending unamortized loan cost balance and deriving an annual average loss rate from the historical quarterly loss rates. The model then adjusts the annual average loss rates based upon macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates are applied to the forecasted pool balance within each segment. The forecasted balances in the loan pool segments are calculated based on a principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments. Estimated prepayments, or Constant Prepayment Rates ("CPRs") are developed from multiple loan characteristic considerations, such as property types, FICO scores, loan purpose, and prepayment penalty terms, which is the most significant driver of prepayment activity. The prepayment penalty terms differ between the short-term and long-term loans, and the Company has developed a CPR curve for its short-term loans (2-year or less) and one for its long-term loans (30-year). Data from 2012-2022 is used to develop prepayment rates for the Company’s long-term loans. Because of the prepayment penalty structure in the Company’s long-term loans, prepayments during the active penalty term are historically low and begin to ramp up after the prepayment penalty term. The active prepayment penalty term is considered for existing and new loans over the reasonable and supportable forecast period in determining estimated prepayments. The Company back-tests the CPR curves on a quarterly basis and adjusts the CPR curves as appropriate. The reasonable and supportable period is meant to represent the period in which the Company believes the forecasted macroeconomic variables can be reasonably estimated. Significant variables or assumptions incorporated in the macroeconomic forecasts include U.S. unemployment, treasury yields, U.S. real gross domestic product (GDP), and U.S. real estate housing prices. The Company considers multiple scenarios from different macroeconomic forecasts and uses different forecast and revision periods for estimating lifetime expected credit losses.

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

For the December 31, 2022 CECL estimate, the Company considered a severe stress scenario with an eight-quarter reasonable and supportable forecast period followed by a two-quarter straight-line reversion period. The various scenarios, as well as the forecast period and reversion to historical loss is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

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

Effective October 1, 2022, the Company elected to apply FVO accounting to its newly originated loans. Loans carried at fair value do not require a separate allowance for loan loss since any loan impairment will be reflected in the fair value of the loan. All loans originated or acquired prior to October 1, 2022, are carried at amortized cost and are subject to a CECL reserve.

Troubled Debt Restructurings

Troubled debt restructurings (TDRs) are renegotiated loans where borrower concessions have been granted, such as reduction of the UPB or interest rate and for which the borrower is experiencing financial difficulty. Insignificant concessions, such as short-term forbearances, do not constitute a TDR. The Company measures TDR impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, it may also measure impairment based on a loan's observable market price, or the fair value of the collateral less selling costs if the loan is a collateral-dependent loan. Once a loan is classified as a TDR, it remains a TDR for the purpose of calculating the allowance for credit losses for the remainder of its contractual term.

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

Off Balance Sheet Credit Exposure

The Company has no off-balance-sheet assets or liabilities with credit exposure.

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

Stock-Based Compensation

Compensation expense for stock options, and restricted stock awards is based on the fair value of the award at the date of grant. The fair value of stock options and options under the Company’s Employee Stock Purchase Plan (“ESPP”) is estimated at the date of grant using a Black-Scholes option pricing model. The fair value of restricted stock awards are determined based on the Company’s current market price on the date of grant. Under the Company’s ESPP, employees may purchase shares of common stock at a price equal to 85% of the lesser of the fair market value of the stock on the first or the last trading day of each offering period. The Company records compensation expenses related to the discount given to participating employees. Compensation expense for performance stock units is measured using the fair value at the date of grant and recorded over each vesting period, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. Compensation expense for all stock-based awards is recognized in the consolidated financial statements on a straight-line basis over the requisite service period, which is generally defined as the vesting period. The Company recognizes forfeitures as they occur and the income tax effects of awards are recognized in the consolidated statements of income when awards vest or are settled.

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

Note 3 — Current Accounting Developments

Recently Issued Accounting Standards

ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments in this ASU eliminate the recognition and measurement guidance for troubled debt restructuring by Creditors and require enhanced disclosures for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables. This ASU is effective January 1, 2023 for the Company. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for certain Trusts and potential future advances due certain borrowers. In accordance with various mortgage servicing and related agreements, Century maintains escrow accounts for mortgage insurance premium, tax and insurance, working capital, sinking fund and other mortgage related escrows. The total escrow balances payable amounted to $68.5 million at December 31, 2022. This amount is not reflected on the balance sheet of the Company at December 31, 2022.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of December 31, 2022, 2021, and 2020 (in thousands):

	December 31,
	2022	2021	2020
Cash and cash equivalents	$45,248	$35,965	$13,273
Restricted cash	16,808	11,639	7,020
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$62,056	$47,604	$20,293

Note 5 — Loans Held for Sale, Net

The following table summarizes loans held for sale as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Unpaid principal balance	$—	$87,422
Valuation adjustments	—	—
Deferred loan origination costs	—	486
Ending balance	$—	$87,908

There were no loans held for sale as of December 31, 2022.
Note 6 — Loans Held for Investment and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Loans held for	Loans held for	Total loans
	investment,	investment, at	held for
	net	fair value	investment
Unpaid principal balance	$3,243,854	$268,632	$3,512,486
Valuation adjustments on FVO loans	—	7,463	7,463
Deferred loan origination costs	33,429	—	33,429
	3,277,283	276,095	3,553,378
Allowance for loan losses	(4,893)	—	(4,893)
Total loans held for investment, net	$3,272,390	$276,095	$3,548,485

	December 31, 2021
	Loans held for	Loans held for	Total loans
	investment,	investment, at	held for
	net	fair value	investment
Unpaid principal balance	$2,498,466	$1,332	$2,499,798
Valuation adjustments on FVO loans	—	27	27
Deferred loan origination costs	33,360	—	33,360
	2,531,826	1,359	2,533,185
Allowance for loan losses	(4,262)	—	(4,262)
Total loans held for investment, net	$2,527,564	$1,359	$2,528,923

During the year ended December 31, 2022, $292.4 million in UPB of loans held for investment have participated in the COVID-19 forbearance program and the Company granted a 90-days forbearance period on these loans. The following table summarizes the UPB and amortized cost basis of the loans in the Company's COVID-19 forbearance program as of December 31, 2022 ($ in thousands):

	December 31, 2022
	UPB	%	Amortized Cost	%
Beginning balance	$292,429		$295,990
Additions	—		—
Foreclosures	(3,593)		(3,620)
Repayments	(87,831)		(89,024)
Ending balance	$201,005		$203,346

Performing/Accruing	$161,455	80.3%	$163,346	80.3%

Nonperforming/Nonaccrual	$39,550	19.7%	$40,000	19.7%

	December 31, 2021
	UPB	%	Amortized Cost	%
Beginning balance	$392,073		$396,918
Additions	2,616		2,615
Foreclosures	(402)		(408)
Repayments	(101,858)		(103,135)
Ending balance	$292,429		$295,990

Performing/Accruing	$233,307	79.8%	$236,076	79.8%

Nonperforming/Nonaccrual	$59,122	20.2%	$59,914	20.2%

Since April 1, 2020, the inception of the COVID-19 forbearance program, the Company has modified $409.6 million in UPB of loans, which includes capitalized interest of $11.5 million. As of December 31, 2022, $215.8 million in UPB of modified loans has been paid down, which includes $4.3 million of capitalized interest received.

Approximately 80.3% and 79.8% of the COVID forbearance loans in UPB were performing, and 19.7% and 20.2% were on nonaccrual status as of December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the gross unpaid principal balance of loans held for investment pledged as collateral for the Company’s warehouse facility agreements, and securitizations issued were as follows (in thousands):

	December 31,
	2022	2021
The 2013 repurchase agreement	$170,185	$202,511
The 2021 repurchase agreement	101,024	114,072
The Bank credit agreement	39,087	30,959
The 2021 term repurchase agreement	104,594	53,217
The July 2021 term repurchase agreement	3,859	—
Total pledged loans	$418,749	$400,759

2015-1 Trust	$—	$31,931
2016-1 Trust	39,720	52,623
2017-2 Trust	67,048	94,809
2018-1 Trust	48,139	71,051
2018-2 Trust	104,791	154,974
2019-1 Trust	104,249	144,727
2019-2 Trust	91,025	132,358
2019-3 Trust	75,618	103,266
2020-1 Trust	144,913	189,547
2020-2 Trust	81,259	98,403
2020-MC1 Trust	—	134,957
2021-1 Trust	208,875	249,396
2021-2 Trust	172,144	198,039
2021-3 Trust	178,861	202,138
2021-4 Trust	275,741	314,547
2022-1 Trust	262,526	—
2022-2 Trust	245,339	—
2022-MC1 Trust	97,246	—
2022-3 Trust	299,638	—
2022-4 Trust	326,627	—
2022-5 Trust	251,288	—
Total	$3,075,047	$2,172,766

(a)
Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment, excluding loans carried at fair value, that were nonperforming and on nonaccrual status as of December 31, 2022 and 2021. Also included in the tables below is a TDR individually evaluated for allowance for loan loss.

	December 31, 2022
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual/ Impaired Loans
Commercial - Purchase	$22,571	$22,437	$134	$28	0.2%
Commercial - Refinance	87,133	82,330	4,803	517	4.1
Residential 1-4 Unit - Purchase	27,984	27,516	468	118	0.9
Residential 1-4 Unit - Refinance	113,909	111,742	2,167	175	1.4
Short Term 1-4 Unit - Purchase	8,140	8,140	—	—	—
Short Term 1-4 Unit - Refinance	35,602	30,612	4,990	258	2.1
Total	$295,339	$282,777	$12,562	$1,096	8.7%

Performing troubled debt restructuring:	$—	$—	$—	$25	—

	December 31, 2021
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual/ Impaired Loans
Commercial - Purchase	$17,260	$16,501	$759	$9	0.1%
Commercial - Refinance	85,935	79,131	6,804	826	6.2
Residential 1-4 Unit - Purchase	17,385	17,128	257	96	0.7
Residential 1-4 Unit - Refinance	107,552	105,515	2,037	138	1.0
Short Term 1-4 Unit - Purchase	2,986	2,881	105	31	0.2
Short Term 1-4 Unit - Refinance	45,300	41,870	3,430	306	2.3
Total	$276,418	$263,026	$13,392	$1,406	10.5%

Troubled debt restructuring included in nonaccrual loans:	$165	$—	$—	$25	—

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

The following table presents the amortized cost basis in the loans held for investment as of December 31, 2022 and 2021, and the amount of accrued interest receivables written off by reversing interest income by portfolio segment for the years ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022		2021
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$701,408	$(640)	$509,421	$(346)
Commercial - Refinance	907,097	(1,343)	783,260	(1,176)
Residential 1-4 Unit - Purchase	588,433	(596)	408,770	(209)
Residential 1-4 Unit - Refinance	939,305	(1,602)	730,321	(1,474)
Short Term 1-4 Unit - Purchase	69,884	(189)	28,989	(821)
Short Term 1-4 Unit - Refinance	71,157	(502)	71,065	(653)
Total	$3,277,284	$(4,872)	$2,531,826	$(4,679)

For the years ended December 31, 2022 and 2021, cash basis interest income recognized on nonaccrual loans was $27.3 million and $31.2 million, respectively. Other than loans in the Company's COVID-19 forbearance program, no accrued interest income was recognized on nonaccrual loans for the years ended December 31, 2022 and 2021. The average recorded investment of individually evaluated loans, computed using month-end balances, was $269.4 million and $311.2 million for the years ended December 31, 2022 and 2021, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified as of December 31, 2022 and 2021.

(b)
Allowance for Loan Losses

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2022 and 2021 (in thousands):

	December 31, 2022
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Balance - January 1, 2022	$385	$2,144	$400	$948	$43	$342	$4,262
Provision for loan losses	401	(88)	149	429	(22)	283	1,152
Charge-offs	(147)	(25)	(7)	(105)	—	(237)	(521)
Ending balance	$639	$2,031	$542	$1,272	$21	$388	$4,893

Allowance related to:
Loans individually evaluated	$28	$517	$118	$175	$—	$258	$1,096
Loans collectively evaluated	$611	$1,514	$424	$1,097	$21	$130	$3,797
Amortized cost related to:
Loans individually evaluated	$22,571	$87,133	$27,984	$113,909	$8,140	$35,602	$295,339
Loans collectively evaluated	$678,837	$819,964	$560,449	$825,396	$61,744	$35,555	$2,981,945

	December 31, 2021
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Balance - January 1, 2020	$373	$2,093	$333	$1,216	$595	$1,235	$5,845
Provision for loan losses	154	164	104	(60)	(538)	(116)	(292)
Charge-offs	(142)	(113)	(37)	(208)	(14)	(777)	(1,291)
Ending balance	$385	$2,144	$400	$948	$43	$342	$4,262

Allowance related to:
Loans individually evaluated	$9	$826	$96	$138	$31	$306	$1,406
Loans collectively evaluated	$376	$1,318	$305	$811	$10	$36	$2,856
Amortized cost related to:
Loans individually evaluated	$17,260	$85,935	$17,385	$107,552	$2,986	$45,300	$276,418
Loans collectively evaluated	$492,161	$697,326	$391,385	$622,768	$26,003	$25,765	$2,255,408
(c)
Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-off rate in relation to its nonperforming loans as its credit quality indicator. The charge-offs over the average nonperforming loans were 0.20%, 0.42%, and 0.65% for the years ended December 31, 2022 , 2021 and 2020, respectively. The recovery rates on long-term nonperforming assets were 106.7%, 104.2% and 103.1% for the years ended December 31, 2022 , 2021 and 2020, respectively. On short-term nonperforming assets, the recovery rates were 107.0% and 102.7% for the years ended December 31, 2022 and 2021, respectively. Short-term loans were classified as held for sale during the year ended December 31, 2020.

Other credit quality indicators include aging status and accrual status. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. The following tables present the aging status of the amortized cost basis in the loans held for investment portfolio, which include $203.3 million and $296.0 million loans in the Company’s COVID-19 forbearance program as of December 31, 2022 and 2021, respectively (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2022	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$865	$—	$21,706	$22,571	$—	$22,571
Commercial - Refinance	4,415	5,943	76,619	86,977	156	87,133
Residential 1-4 Unit - Purchase	590	592	26,802	27,984	—	27,984
Residential 1-4 Unit - Refinance	1,715	2,728	109,466	113,909	—	113,909
Short Term 1-4 Unit - Purchase	176	—	7,964	8,140	—	8,140
Short Term 1-4 Unit - Refinance	657	—	34,945	35,602	—	35,602
Total loans individually evaluated	$8,418	$9,263	$277,502	$295,183	$156	$295,339
Loans collectively evaluated
Commercial - Purchase	$24,899	$5,096	$—	$29,995	$648,842	$678,837
Commercial - Refinance	41,711	20,561	—	62,272	757,692	819,964
Residential 1-4 Unit - Purchase	22,840	13,948	—	36,788	523,661	560,449
Residential 1-4 Unit - Refinance	64,925	23,224	—	88,149	737,247	825,396
Short Term 1-4 Unit - Purchase	21,273	294	—	21,567	40,177	61,744
Short Term 1-4 Unit - Refinance	5,550	1,191	—	6,741	28,814	35,555
Total loans collectively evaluated	$181,198	$64,314	$—	$245,512	$2,736,433	$2,981,945
Ending balance	$189,616	$73,577	$277,502	$540,695	$2,736,589	$3,277,284
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2021	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$700	$2,314	$14,246	$17,260	$—	$17,260
Commercial - Refinance	4,464	6,818	74,488	85,770	165	85,935
Residential 1-4 Unit - Purchase	—	682	16,703	17,385	—	17,385
Residential 1-4 Unit - Refinance	807	1,088	105,657	107,552	—	107,552
Short Term 1-4 Unit - Purchase	1,224	—	1,762	2,986	—	2,986
Short Term 1-4 Unit - Refinance	615	1,010	43,675	45,300	—	45,300
Total loans individually evaluated	$7,810	$11,912	$256,531	$276,253	$165	$276,418
Loans collectively evaluated
Commercial - Purchase	$17,319	$4,034	$—	$21,353	$470,808	$492,161
Commercial - Refinance	31,769	7,025	—	38,794	658,532	697,326
Residential 1-4 Unit - Purchase	14,905	5,580	—	20,485	370,900	391,385
Residential 1-4 Unit - Refinance	39,045	9,548	—	48,593	574,175	622,768
Short Term 1-4 Unit - Purchase	21,412	217	—	21,629	4,374	26,003
Short Term 1-4 Unit - Refinance	4,060	5,561	—	9,621	16,144	25,765
Total loans collectively evaluated	$128,510	$31,965	$—	$160,475	$2,094,933	$2,255,408
Ending balance	$136,320	$43,877	$256,531	$436,728	$2,095,098	$2,531,826
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

The following table presents the aging of the amortized cost basis of loans held for investment in the Company's COVID-19 forbearance program as of December 31, 2022 and 2021(in thousands):

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2022	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$—	$—	$2,880	$2,880	$—	$2,880
Commercial - Refinance	767	186	16,194	17,147	—	17,147
Residential 1-4 Unit - Purchase	—	—	1,116	1,116	—	1,116
Residential 1-4 Unit - Refinance	—	—	10,039	10,039	—	10,039
Short Term 1-4 Unit - Purchase	—	—	279	279	—	279
Short Term 1-4 Unit - Refinance	180	—	8,359	8,539	—	8,539
Total loans individually evaluated	$947	$186	$38,867	$40,000	$—	$40,000
Loans collectively evaluated
Commercial - Purchase	$1,682	$656	$—	$2,338	$22,323	$24,661
Commercial - Refinance	5,874	3,786	—	9,660	62,699	72,359
Residential 1-4 Unit - Purchase	2,346	1,036	—	3,382	7,277	10,659
Residential 1-4 Unit - Refinance	4,118	1,539	—	5,657	30,178	35,835
Short Term 1-4 Unit - Purchase	19,832	—	—	19,832	—	19,832
Short Term 1-4 Unit - Refinance	—	—	—	—	—	—
Total loans collectively evaluated	$33,852	$7,017	$—	$40,869	$122,477	$163,346
Ending balance	$34,799	$7,203	$38,867	$80,869	$122,477	$203,346
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due. Also includes accruing loans 90+ day past due.

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2021	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$163	$1,622	$4,259	$6,044	$—	$6,044
Commercial - Refinance	—	2,820	18,520	21,340	—	21,340
Residential 1-4 Unit - Purchase	—	—	3,045	3,045	—	3,045
Residential 1-4 Unit - Refinance	—	—	22,670	22,670	—	22,670
Short Term 1-4 Unit - Purchase	99	—	180	279	—	279
Short Term 1-4 Unit - Refinance	404	299	5,833	6,536	—	6,536
Total loans individually evaluated	$666	$4,741	$54,507	$59,914	$—	$59,914
Loans collectively evaluated
Commercial - Purchase	$2,209	$1,158	$—	$3,367	$30,904	$34,271
Commercial - Refinance	8,309	2,444	—	10,753	90,040	100,793
Residential 1-4 Unit - Purchase	315	231	—	546	18,321	18,867
Residential 1-4 Unit - Refinance	4,086	319	—	4,405	48,314	52,719
Short Term 1-4 Unit - Purchase	20,869	—	—	20,869	761	21,630
Short Term 1-4 Unit - Refinance	942	4,149	—	5,091	2,705	7,796
Total loans collectively evaluated	$36,730	$8,301	$—	$45,031	$191,045	$236,076
Ending balance	$37,396	$13,042	$54,507	$104,945	$191,045	$295,990
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due. Also includes accruing loans 90+ day past due.

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of December 31, 2022 and 2021 (in thousands).

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2022:	2022	2021	2020	2019	2018	Pre-2018	Total
Commercial - Purchase
Payment performance
Performing	$273,950	$249,100	$36,064	$56,322	$33,193	$30,208	$678,837
Nonperforming	1,274	6,959	1,579	5,809	3,205	3,745	22,571
Total Commercial - Purchase	$275,224	$256,059	$37,643	$62,131	$36,398	$33,953	$701,408

Commercial - Refinance
Payment performance
Performing	$263,754	$210,898	$55,795	$103,633	$93,161	$92,723	$819,964
Nonperforming	9,012	11,801	3,855	23,423	20,408	18,634	87,133
Total Commercial - Refinance	$272,766	$222,699	$59,650	$127,056	$113,569	$111,357	$907,097

Residential 1-4 Unit - Purchase
Payment performance
Performing	$249,625	$227,235	$10,710	$31,685	$18,891	$22,303	$560,449
Nonperforming	7,281	10,107	2,165	2,313	1,553	4,565	27,984
Total Residential 1-4 Unit - Purchase	$256,906	$237,342	$12,875	$33,998	$20,444	$26,868	$588,433

Residential 1-4 Unit - Refinance
Payment performance
Performing	$338,959	$285,195	$24,703	$84,208	$39,870	$52,461	$825,396
Nonperforming	21,391	25,023	6,907	27,746	15,834	17,008	113,909
Total Residential 1-4 Unit - Refinance	$360,350	$310,218	$31,610	$111,954	$55,704	$69,469	$939,305

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$40,967	$944	$15,659	$4,174	$—	$—	$61,744
Nonperforming	1,287	5,212	995	542	104	—	8,140
Total Short Term 1-4 Unit - Purchase	$42,254	$6,156	$16,654	$4,716	$104	$—	$69,884

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$35,555	$—	$—	$—	$—	$—	$35,555
Nonperforming	786	1,221	10,545	18,245	4,805	—	35,602
Total Short Term 1-4 Unit - Refinance	$36,341	$1,221	$10,545	$18,245	$4,805	$—	$71,157

Total Portfolio	$1,243,841	$1,033,695	$168,977	$358,100	$231,024	$241,647	$3,277,284

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2021:	2021	2020	2019	2018	2017	Pre-2017	Total
Commercial - Purchase
Payment performance
Performing	$277,618	$45,836	$81,541	$46,637	$24,164	$16,365	$492,161
Nonperforming	288	1,781	5,541	4,180	3,539	1,931	17,260
Total Commercial - Purchase	$277,906	$47,617	$87,082	$50,817	$27,703	$18,296	$509,421

Commercial - Refinance
Payment performance
Performing	$239,688	$64,966	$144,017	$118,735	$62,374	$67,545	$697,325
Nonperforming	2,482	3,949	26,012	26,869	16,492	10,131	85,935
Total Commercial - Refinance	$242,170	$68,915	$170,029	$145,604	$78,866	$77,676	$783,260

Residential 1-4 Unit - Purchase
Payment performance
Performing	$263,180	$12,878	$48,930	$29,544	$12,863	$23,990	$391,385
Nonperforming	1,372	2,749	3,896	3,736	3,487	2,145	17,385
Total Residential 1-4 Unit - Purchase	$264,552	$15,627	$52,826	$33,280	$16,350	$26,135	$408,770

Residential 1-4 Unit - Refinance
Payment performance
Performing	$343,199	$31,334	$114,145	$59,825	$31,774	$42,491	$622,768
Nonperforming	11,646	6,040	31,816	30,626	16,677	10,747	107,552
Total Residential 1-4 Unit - Refinance	$354,845	$37,374	$145,961	$90,451	$48,451	$53,238	$730,320

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$1,890	$15,582	$8,531	$—	$—	$—	$26,003
Nonperforming	—	1,565	1,316	105	—	—	2,986
Total Short Term 1-4 Unit - Purchase	$1,890	$17,147	$9,847	$105	$—	$—	$28,989

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$1,448	$11,991	$12,326	$—	$—	$—	$25,765
Nonperforming	1,038	15,819	22,618	5,825	—	—	45,300
Total Short Term 1-4 Unit - Refinance	$2,486	$27,810	$34,944	$5,825	$—	$—	$71,065

Total Portfolio	$1,143,849	$214,490	$500,689	$326,082	$171,370	$175,345	$2,531,825

Note 7 — Mortgage Loans on Real Estate

The following tables present the Company’s loans (UPB) collateralized by real estate as of December 31, 2022 and 2021 (in thousands).

December 31, 2022
Description	Interest Rate	Final Maturity Date	Unpaid Principal Balance (1) (2)	Nonaccrual Unpaid Principal Balance
1-4 unit residential (3)
Under $1.0 million	4.0% - 13.5%	January 1, 2053	$1,374,726	$127,125
$1.0 million and over	4.0% - 11.5%	January 1, 2053	476,813	57,508
			1,851,539	184,633
Traditional commercial (4)
Under $1.0 million	4.0% - 13.7%	January 1, 2053	1,196,378	69,763
$1.0 million and over	4.0% - 11.7%	January 1, 2053	464,569	38,393
			1,660,947	108,156
Total at December 31, 2022			$3,512,486	$292,789

December 31, 2021
Description	Interest Rate	Final Maturity Date	Unpaid Principal Balance (1) (2)	Nonaccrual Unpaid Principal Balance
1-4 unit residential (3)
Under $1.0 million	4.0% - 13.5%	January 1, 2052	$987,069	$127,214
$1.0 million and over	4.0% - 11.5%	January 1, 2052	325,025	44,426
			1,312,094	171,640
Traditional commercial (4)
Under $1.0 million	3.1% - 13.0%	January 1, 2052	969,599	73,039
$1.0 million and over	4.0% - 10.2%	January 1, 2052	305,528	28,421
			1,275,127	101,460
Total at December 31, 2021			$2,587,221	$273,100
(1)
The aggregate cost of the Company’s loan portfolio for Federal income tax purposes was $3,553,379 and $2,621,093 as of December 31, 2022 and 2021, respectively.
(2)
As of December 31, 2022 and 2021, $168.4 million and $155.1 million, respectively, of the total UPB were interest-only loans with interest payable monthly and the principal payable at maturity.
(3)
The principal and interest on the 1-4 unit residential mortgage loans is payable monthly over the life of the loan to maturity. These loans generally contain a 3% prepayment penalty provision if the loan is prepaid within the first 3 years.
(4)
The principal and interest on the traditional commercial mortgage loans is payable monthly over the life of the loan to maturity. These loans generally contain a 5% prepayment penalty provision if the loan is prepaid within the first 3 years.

The following table presents the reconciliation of the UPB of mortgage loans for the years ended December 31, 2022, 2021, and 2020:

	December 31,
	2022	2021	2020
Balance at beginning of period	$2,587,220	$1,944,804	$2,059,344
Addition during period:
New mortgage loans	1,761,853	1,326,275	435,037
Acquisition	17,657	22,437	4,643
Capitalized Interest	1,604	2,045	7,814
Deduction during period:
Collection of principal	(525,986)	(568,081)	(374,576)
Collection of capitalized interest	(2,155)	(2,163)	—
Foreclosures	(10,031)	(11,603)	(10,781)
Mortgages sold	(317,676)	(126,494)	(176,677)
Balance at end of period	$3,512,486	$2,587,220	$1,944,804

Note 8 — Receivables Due From Servicers

The following tables summarize receivables due from servicers as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Securitizations	Warehouse and repurchase facilities and other	Total
Loan principal payments due from servicers	$24,400	$664	$25,064
Other loan servicing receivables	13,095	2,521	15,616
Loan servicing receivables	37,495	3,185	40,680
Corporate and escrow advances receivable	21,995	2,969	24,964
Total receivables due from servicers	$59,490	$6,154	$65,644

	December 31, 2021
	Securitizations	Warehouse and repurchase facilities and other	Total
Loan principal payments due from servicers	$42,344	$1,165	$43,509
Other loan servicing receivables	10,718	730	11,448
Loan servicing receivables	53,062	1,895	54,957
Corporate and escrow advances receivable	17,884	1,489	19,373
Total receivables due from servicers	$70,946	$3,384	$74,330

Note 9 — Property and Equipment, Net

As of December 31, 2022 and 2021, property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Furniture	$927	$885
Computer equipment	986	1,222
Office equipment	409	278
Leasehold improvements	578	578
Capitalized software	6,671	7,634
Building	685	685
	10,256	11,282
Accumulated depreciation and amortization	(6,900)	(7,452)
Ending balance	$3,356	$3,830

During the years ended December 31, 2022, 2021 and 2020, depreciation and amortization expense was $0.8 million, $1.1 million, and $1.2 million, respectively.

The Company engaged a third-party consulting firm to assist in the building and implementation of a data warehouse and loan origination systems. The data warehouse was placed into service in 2017 and the loan origination system was placed into service in 2018. The total capitalized costs for the data warehouse and loan origination systems (LOS) were $5.7 million as of December 31, 2022 and 2021. Total accumulated depreciation and amortization included accumulated amortization on the data warehouse and the LOS of $4.1 million and $3.7 million as of December 31, 2022 and 2021, respectively. The estimated aggregate amortization expense related to capitalized software for each of the next five years is $0.4 million for 2023, 2024, 2025, 2026, and $0.2 million for 2027.

Note 10 — Real Estate Owned, Net

The Company’s real estate owned activities were as follows during the years ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Beginning balance	$17,557	$15,767
Additions	13,439	12,583
Capitalized improvements	—	194
Sales	(19,558)	(9,228)
Other adjustments	2,250	—
Valuation adjustments	(363)	(1,759)
Ending balance	$13,325	$17,557

The following table summarizes information about real estate operating income and expenses, realized gains and losses on sales of real estate, and unrealized gains and losses resulting from adjustments to valuation allowances for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	December 31,
	2022	2021	2020
Operating income	$275	$451	$444
Operating expenses	(2,781)	(2,251)	(2,010)
Valuation adjustments	(363)	(1,759)	(1,734)
Net gain on sales of real estate	2,939	409	644
Total	$70	$(3,150)	$(2,656)

Net gain (loss) on sales of real estate represents the difference between the net proceeds from the liquidation of the underlying properties and their respective carrying values. The following table provides additional information about the number of properties sold and the gross gains and losses recognized in real estate owned, net, in the consolidated statements of income, during the years ended December 31, 2022, 2021 and 2020 (in thousands, except properties sold):

	Year Ended December 31,
	2022		2021		2020
	Properties	Gain	Properties	Gain	Properties	Gain
	sold	(loss)	sold	(loss)	sold	(loss)
Sales resulting in gains	31	$3,401	23	$972	14	$837
Sales resulting in losses	12	(462)	14	(563)	9	(193)
Total	43	$2,939	37	$409	23	$644

Note 11 — Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others by Century amounted to $491.9 million and $520.6 million as of December 31, 2022 and 2021, respectively. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Significant assumptions used in determining the fair value of servicing rights as of December 31, 2022 and 2021 include: 1) Weighted average discount rate of 8.1% and 8.0%, and 2) Weighted average constant prepayment rate of 6.3% and 3.2%.

The following table presents the Company's mortgage servicing rights (in thousands):

	December 31, 2022
	2022	2021
Balance at the beginning of year	$7,152	$—
Mortgage servicing rights acquired	—	7,152
Additions	—	—
Fair value adjustments	2,086	—
Balance at end of year	$9,238	$7,152

Note 12 — Goodwill

FASB ASC 350, Intangibles - Goodwill and Other, requires a company to perform an impairment test on goodwill annually, or more frequently if events or changes in circumstance indicate that the asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The goodwill was recorded as part of the purchase accounting of Century on December 28, 2021, Management has assessed goodwill and concluded that no impairment existed as of December 31, 2022.

The following table presents the activity for goodwill (in thousands):

	December 31,
	2022	2021
Balance at the beginning of year	$6,775	$—
Goodwill acquired	—	6,775
Balance at end of year	$6,775	$6,775

Note 13 — Other Assets

Other assets were comprised of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Prepaid expenses	$1,843	$1,628
Interest-only strips and deposits	176	166
Deferred costs	501	502
Income tax receivable	8,301	—
Operating leases - right of use assets, net	2,424	3,744
Appraisal fees for loans in process	(58)	479
Other assets	338	305
Total other assets	$13,525	$6,824

Note 14 — Leases

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

The Company uses its incremental borrowing rates to determine the present value of its lease liabilities. The weighted average borrowing rate was 5.88%, 5.86%, and 6.01% as of December 31, 2022, 2021, and 2020, respectively. The Company’s leases have remaining terms ranging from 2 years to 5 years, and the weighted average remaining lease term was 2.0 years as of December 31, 2022. Short-term leases (initial term of less than 12 months) are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term.

As of December 31, 2022 and 2021, operating lease ROU assets included in other assets was $2.4 million and $3.7 million, respectively. Operating lease liabilities included in accounts payable and accrued expenses was $2.7 million and $4.0 million as of December 31, 2022 and 2021, respectively. Operating lease expense is a component of “Rent and occupancy” expense on the consolidated statements of income. Operating lease expense was $1.7 million, $1.8 million, and $1.5 million for the year ended December 31, 2022, 2021, and 2020, respectively, and included short-term leases that were immaterial.

The following table presents supplemental cash flow information related to leases for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,632	$1,626	$1,524
ROU assets obtained in exchange for lease obligations:
Operating leases	$26	$256	$—

The following table presents maturities of operating lease liabilities as of December 31, 2022 (in thousands):

December 31, 2022
Operating Leases
2023	$1,514
2024	1,209
2025	170
2026	105
2027	53
Thereafter	290
Total lease payments	3,341
Less: Imputed interest	(691)
Present value of lease liabilities	$2,650

Note 15 — Securitizations, Net

As of December 31, 2022, the Company is the sole beneficial interest holder of twenty-one Trusts, which are variable interest entities included in the consolidated financial statements. The securitization transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 10%–30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates. The following table summarizes securities issued, ownership retained by the Company at the time of the securitization, and as of December 31, 2022 and 2021, and the stated maturity for each outstanding securitization (in thousands):

		Securities Retained as of
Trusts	Securities Issued	Issuance Date	December 31, 2022	December 31, 2021	Stated Maturity Date
2015-1 Trust	$285,457	$27,372	$—	$15,526	July 2045
2016-1 Trust	319,809	38,792	17,541	17,633	April 2046
2017-2 Trust	245,601	12,927	2,697	4,064	October 2047
2018-1 Trust	176,816	9,308	2,065	2,849	April 2048
2018-2 Trust	307,988	16,210	4,352	6,608	October 2048
2019-1 Trust	235,580	12,399	4,178	6,180	March 2049
2019-2 Trust	207,020	10,901	4,007	5,922	July 2049
2019-3 Trust	154,419	8,127	3,281	4,799	October 2049
2020-1 Trust	248,700	13,159	6,746	8,678	February 2050
2020-2 Trust	96,352	32,118	12,847	12,847	June 2050
2020-MC1 Trust	179,371	96,585	—	108,891	July 2050
2021-1 Trust	251,301	13,227	10,120	12,518	May 2051
2021-2 Trust	194,918	10,260	—	—	August 2051
2021-3 Trust	204,205	—	—	—	October 2051
2021-4 Trust	319,116	—	—	—	December 2051
2022-1 Trust	273,594	5,015	4,718	—	February 2052
2022-2 Trust	241,388	11,202	11,170	—	March 2052
2022-MC1 Trust	84,967	40,911	44,038	—	May 2047
2022-3 Trust	296,323	18,914	18,587	—	May 2052
2022-4 Trust	308,357	25,190	25,027	—	July 2052
2022-5 Trust	188,754	65,459	65,141	—	October 2052
Total	$4,820,036	$468,076	$236,515	$206,515

The following table summarizes outstanding bond balances for each securitization as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
2015-1 Trust	$—	$17,536
2016-1 Trust	22,369	36,401
2017-2 Trust	59,183	86,497
2018-1 Trust	43,596	62,375
2018-2 Trust	93,792	143,152
2019-1 Trust	91,167	132,306
2019-2 Trust	82,508	122,205
2019-3 Trust	67,899	95,521
2020-1 Trust	136,643	174,550
2020-2 Trust	60,445	80,676
2020-MC1 Trust	—	35,711
2021-1 Trust	196,969	236,190
2021-2 Trust	170,072	197,744
2021-3 Trust	178,038	202,793
2021-4 Trust	273,489	315,489
2022-1 Trust	256,667	—
2022-2 Trust	233,045	—
2022-MC1 Trust	54,528	—
2022-3 Trust	280,066	—
2022-4 Trust	301,856	—
2022-5 Trust	186,577	—
Total outstanding bond balance	$2,788,909	$1,939,146

The securities and certificates are typically issued at a discount to par, which is recorded as a contra liability to the securities issued. The discount is amortized as an adjustment of yield over the stated term of the securities adjusted for prepayments. As of December 31, 2022 and 2021, unamortized discounts or premiums associated with the Trusts are as follows (in thousands):

	December 31,
	2022	2021
2015-1 Trust	$—	$35
2016-1 Trust	(150)	84
2017-2 Trust	8	12
2018-1 Trust	6	10
2018-2 Trust	11	16
2019-1 Trust	9	19
2019-2 Trust	6	10
2019-3 Trust	4	7
2020-1 Trust	3	5
2020-2 Trust	786	1,692
2020-MC1 Trust	—	385
2021-Trust	15	21
2021-2 Trust	162	214
2021-3 Trust	660	925
2021-4 Trust	642	838
2022-1 Trust	3,546	—
2022-2 Trust	3,665	—
2022-MC1 Trust	388	—
2022-3 Trust	6,161	—
2022-4 Trust	4,878	—
2022-5 Trust	727	—
Total unamortized discounts (premiums)	$21,527	$4,273

Professional and other capitalized issuance costs associated with the securitizations are recorded as a contra liability to the securities issued. As of December 31, 2022 and 2021, capitalized issuance costs associated with the Trusts are as follows (in thousands):

	December 31,
	2022	2021
2015-1 Trust	$—	$32
2016-1 Trust	8	52
2017-2 Trust	535	808
2018-1 Trust	303	561
2018-2 Trust	908	1,371
2019-1 Trust	687	1,385
2019-2 Trust	866	1,325
2019-3 Trust	675	1,042
2020-1 Trust	1,351	2,032
2020-2 Trust	369	847
2020-MC1 Trust	—	380
2021-1 Trust	1,978	2,897
2021-2 Trust	1,924	2,757
2021-3 Trust	2,178	3,055
2021-4 Trust	3,177	4,449
2022-1 Trust	3,045	—
2022-2 Trust	2,880	—
2022-MC1 Trust	877	—
2022-3 Trust	3,679	—
2022-4 Trust	3,303	—
2022-5 Trust	2,349	—
Total capitalized issuance costs	$31,092	$22,994

As of December 31, 2022 and 2021, the weighted average rate on the sold securities and certificates for the Trusts are as follows:

	December 31,
	2022	2021
2015-1 Trust	—%	7.22%
2016-1 Trust	8.59	8.22
2017-2 Trust	3.92	3.37
2018-1 Trust	4.05	4.04
2018-2 Trust	4.46	4.39
2019-1 Trust	4.06	4.02
2019-2 Trust	3.46	3.44
2019-3 Trust	3.25	3.26
2020-1 Trust	2.89	2.82
2020-2 Trust	4.60	4.45
2020-MC1 Trust	—	4.42
2021-1 Trust	1.73	1.73
2021-2 Trust	2.02	2.28
2021-3 Trust	2.44	2.45
2021-4 Trust	3.20	3.11
2022-1 Trust	3.93	—
2022-2 Trust	5.07	—
2022-MC1 Trust	6.91	—
2022-3 Trust	5.67	—
2022-4 Trust	6.23	—
2022-5 Trust	7.10	—

Note 16 — Other Debt

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

(a)
Secured Financing, Net (Corporate Debt)

On February 5, 2021, the Company entered into a five-year $175.0 million syndicated corporate debt agreement, the (“2021 Term Loan”). The 2021 Term Loan bore interest at a rate equal to one-month LIBOR plus 8.00% with a 1.00% LIBOR floor and was set to mature on February 4, 2026. As of December 31, 2021, the balance of the 2021 Term Loan was $170.8 million. The balance in the consolidated balance sheets is net of debt issuance costs and discounts of $8.0 million as of December 31, 2021.

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to the 2021 Term Loan. The remaining portion of the net proceeds from the 2022 Term Loan is used for loan originations and general corporate purposes. As of December 31, 2022, the balance of the 2022 Term Loan was $215.0 million. The balance in the consolidated balance sheets is net of debt issuance costs of $5.2 million as of December 31, 2022. The 2022 Term Loan is secured by substantially all assets of the Company not otherwise pledged under a securitization or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of December 31, 2022, the Company was in compliance with all covenants.

(b)
Warehouse Repurchase and Revolving Loan Facilities, Net

On January 4, 2011, Century entered into a Master Participation and Facility Agreement with a bank (“the 2011 Facility Agreement”). The Facility Agreement has a current extended maturity date of July 31, 2023, and is a short-term borrowing facility, collateralized by performing loans, with a maximum capacity of $60.0 million, and bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 1.60% with a 0.25% floor. The effective interest rate was 5.6% for the year ended December 31, 2022.

On August 8, 2016, Century entered into a Promissory Note Revolving Credit Line with a bank (“Revolving Credit Line”). The Revolving Credit Line has a current extended maturity date of July 31, 2023, and is a short-term unsecured borrowing line, with a maximum capacity of $3.0 million, and bears interest at SOFR plus 2.00% with a 0.25% floor.

On May 17, 2013, the Company entered into a Repurchase Agreement (“the 2013 Repurchase Agreement”) with a warehouse lender. The 2013 Repurchase Agreement is a modified mark-to-market agreement and has a current maturity date of September 29, 2023, and is a short-term borrowing facility, collateralized by a pool of performing loans, with a maximum capacity of $300.0 million, and bears interest at SOFR plus 3.50%. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rates were 5.7% and 4.2%, for the years ended December 31, 2022 and 2021, respectively.

On September 12, 2018, the Company entered into a three-year non-mark to market secured revolving loan facility agreement (“the Bank Credit Agreement”) with a bank. The Bank Credit Agreement has a current extended maturity date of November 10, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SFOR plus 3.61%, with a floor of 4.25%. The maximum loan amount under this facility is $50.0 million. The effective interest rates were 5.8% and 7.3% for the years ended December 31, 2022 and 2021, respectively.

On December 26, 2019, the Company entered into a $3.0 million loan agreement (“the 2019 Loan”) with a lender. The 2019 Loan is secured by five real properties acquired by the Company through foreclosure or by deed-in lieu of foreclosure. The 2019 Loan bore a fixed interest rate of 9.5%, with an extended maturity date of June 1, 2022. This loan was paid off in March 2022. The effective interest rate was 10.5% for the years ended December 31, 2022 and 2021.

On January 29, 2021, the Company entered into a non-mark-to-market Repurchase Agreement (“the 2021 Repurchase Agreement”) with a warehouse lender. The 2021 Repurchase Agreement has a current extended maturity date of April 14, 2023, and was a short-term borrowing facility, collateralized by a pool of loans, with a maximum capacity of $200.0 million, and bore interest at SOFR plus a margin of 3.50% during the availability period and 4.50% during the amortization period. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rates were 6.4% and 5.9% for the years ended December 31, 2022 and 2021, respectively.

On April 16, 2021, The Company entered into a non-mark-to-market Term Repurchase Agreement (“the 2021 Term Repurchase Agreement”) with a warehouse lender. The 2021 Term Repurchase Agreement has a maturity date of April 16, 2024, with a borrowing period through April 16, 2023. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at one-month LIBOR plus 3.0% per annum. The maximum capacity under this facility is $100.0 million. There was no balance outstanding for the year ended December 31, 2022. The effective interest rates were 5.6% and 3.5% for the years ended December 31, 2022 and December 31, 2021, respectively.

On July 29, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the July 2021 Term Repurchase Agreement”) with a warehouse lender. The July 2021 Term Repurchase Agreement has a maturity date of July 29, 2024, with an option to extend the term to July 29, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at one-month LIBOR with a 0.5% floor plus 4.5% per annum. The maximum capacity under this facility is $100.0 million. The effective interest rates were 10.0% and 3.5% for the years ended December 31, 2022 and 2021, respectively.

On October 7, 2022, the Company entered into a $10.2 million short-term repurchase agreement ("the October 2022 Repurchase Agreement) with the 2013 Repurchase Agreement warehouse lender. The October Repurchase Agreement had a maturity date of January 5, 2023 and bore interest at SOFR plus 1.58%. The maturity date has been extended to March 31, 2023 and the borrowing amount has increased to $15.0 million. The maximum capacity under this agreement was $18.8 million. The effective interest rate was 6.1% for the year ended December 31, 2022.

Certain of the Company’s loans are pledged as security under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of December 31, 2022 and 2021, the Company was in compliance with all covenants.

The following table summarizes the maximum borrowing capacity and current gross balances outstanding for the Company’s warehouse facilities and loan agreements as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022		2021
	Period end balance (1)	Maximum borrowing capacity	Period end balance (1)	Maximum borrowing capacity
The 2021 term repurchase agreement	$74,334	$100,000	$41,636	$100,000
The 2021 repurchase agreement	79,504	200,000	82,580	200,000
The July 2021 term repurchase agreement	2,185	100,000	—	100,000
The 2013 repurchase agreement	136,165	300,000	153,499	200,000
The Bank credit agreement	29,495	50,000	22,385	50,000
The 2019 loan agreement	—	—	2,700	3,000
The October 2022 repurchase agreement	10,057	18,818	—	—
The September 2022 term repurchase agreement	—	60,000	—	—
Revolving credit line	—	3,000	—	—
Total	$331,740	$831,818	$302,800	$653,000
(1)
Warehouse repurchase facilities amounts in the consolidated balance sheet are net of debt issuance costs amounting to $0.9 million and $1.7 million as of December 31, 2022 and 2021.

The following table provides an overview of the activity and effective interest rate for the years ended December 31, 2022, 2021, and 2020 ($ in thousands):

	December 31,
	2022	2021	2020
Warehouse and repurchase facilities:
Average outstanding balance	$299,060	$183,663	$168,098
Highest outstanding balance at any month-end	426,959	336,775	439,547
Effective interest rate (1)	5.84%	5.28%	4.97%
(1)
Represents interest expense divided by average gross outstanding balance and includes average rate of 5.22%, 4.23%, and 4.31%, and debt issue cost amortization of 0.62%, 1.05%, and 0.66%, as of December 31, 2022, 2021, and 2020, respectively.

The following table provides a summary of interest expense that includes debt issuance cost amortization, interest, amortization of discount, and deal cost amortization for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	December 31,
	2022	2021	2020
Warehouse and repurchase facilities	$17,454	$9,706	$8,352
Securitizations	110,269	75,680	79,474
Interest expense — portfolio related	127,723	85,386	87,826
Interest expense — corporate debt	29,472	20,609	12,049
Total interest expense	$157,195	$105,995	$99,875

Note 17 — Income Taxes

The Company elected to be treated as a corporation, for tax purposes, effective January 1, 2018. As a result, the Company calculated its deferred tax balance as of January 1, 2018 and, per U.S. GAAP, recognized a deferred tax liability of $5.5 million with a corresponding increase to income tax expense in January 2018, the period in which the change was made.

The following table details the Company’s income tax expense (benefit) (in thousands):

	December 31,
	2022	2021	2020
Current tax expense (benefit):
Federal	$(90)	$15,042	$4,454
State	552	5,477	(769)
Total current tax expense	$462	$20,519	$3,685
Deferred tax expense (benefit):
Federal	$8,553	$(7,362)	$564
State	3,018	(2,588)	1,103
Total deferred tax expense (benefit)	$11,571	$(9,950)	$1,667
Total income tax expense	$12,033	$10,569	$5,352

The following table contains a reconciliation of the Company’s provision for income taxes at the federal statutory tax rate to the provision for income taxes at the effective tax rate as of December 31, 2022, 2021, and 2020:

	December 31,
	2022	2021	2020
Federal income tax provision at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	6.3	5.6	8.6
Permanent items	0.2	0.1	0.1
Federal true-ups	—	—	0.5
Tax credits	(0.3)	(0.2)	(0.4)
Change in unrecognized tax benefit	—	—	(7.9)
Other	—	0.1	1.2
Effective tax rate	27.2%	26.6%	23.1%

The changes in state income taxes and unrecognized tax benefit in the reconciliation are primarily due to changes in state apportionment and the related valuation impacts on taxes payable as well as the deferred tax asset in the prior year.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 are presented below (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
REMIC book-tax basis difference	$—	$10,433
Net operating loss	8,451	—
Mark-to-market on loans	355	7,066
Lease liability	783	1,151
Stock compensation	1,485	888
Accrued vacation	283	226
Intangibles	5	7
REO	—	225
Deferred state taxes	696	—
Other	154	82
Gross deferred tax assets	12,212	20,078
Deferred tax liabilities:
REMIC book-tax basis difference	(4,941)	—
Right-of-use assets	(717)	(1,064)
Deferred origination costs	(138)	(1,306)
Property and equipment	(595)	(710)
REO	(30)	—
Deferred state taxes	—	(394)
MSR valuation	(758)	—
Gross deferred tax liabilities	(7,179)	(3,474)
Total net deferred tax asset	$5,033	$16,604

The Company’s main temporary difference is due to the difference between the U.S. income tax and U.S. GAAP treatment with respect to its REMIC securities. For tax purposes, the issuances are considered taxable sales; whereas, for U.S. GAAP purposes, the REMIC issuances are considered financings.

Federal net operating loss ("NOL") carryforwards of $6.4 million generated after 2017 are available to offset future U.S. federal taxable income over an indefinite period. State NOL carryforwards totaling $2.0 million are available to offset future taxable income and began to expire in 2027. NOL carryforward periods for the various states jurisdictions generally range from 5 to 20 years.

The Company had no valuation allowance as of December 31, 2022 and 2021. Based on the Company’s estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and local jurisdictions, where applicable. As of December 31, 2022, the Company is no longer subject to U.S. tax examinations for years before 2019 and is no longer subject to state tax examinations for years before 2018.

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

The Company had gross unrecognized tax benefits in the amount of $1.9 million recorded as of December 31, 2022 and 2021. If recognized, $1.5 million of the unrecognized tax benefit would affect the 2022 annual effective tax rate. Interest and penalties on unrecognized tax benefits is reported by the Company as a component of tax expense, and the Company recorded interest and penalties in its consolidated statements of income in the amount of $0.1 million, $0.1 million, and $(0.5) million as of December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, the accrued interest and penalties related to unrecognized tax benefits remained at $0.6 million.

There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

Detailed below is a reconciliation of the Company's gross unrecognized tax benefits for the years ended December 31, 2022 and 2021, respectively (in thousands):

	December 31,
	2022	2021
Beginning balance	$1,911	$1,860
Changes related to current year tax positions	68	49
Changes related to prior year tax positions	19	2
Decreases due to lapsed statutes of limitations	(58)	—
Ending balance	$1,940	$1,911

Note 18 — Stock-Based Compensation

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

There were no stock options granted in the years ended December 31, 2022, and 2021. The following table presents the assumptions used in the option pricing model at the grant date for options granted in the year ended December 31, 2020:

Assumptions:	December 31, 2020
Expected volatility	0.28
Expected dividends	—
Risk-free interest rate	1.50
Expected forfeited rate	—

The tables below summarize stock option activity during the years ended December 31, 2022 and 2021:

	December 31, 2022
($ in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at beginning of year	785,000	$12.89
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at end of year	785,000	$12.89	7.1 years	$42
Options exercisable at end of year	523,333	$12.89	7.1 years	$28
Options expected to vest (1)	261,667	$12.89	7.1 years	$14

	December 31, 2021
($ in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at beginning of year	785,000	$12.89
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at end of year	785,000	$12.89	8.1 years	93
Options exercisable at end of year	261,667	$12.89	8.1 years	31
Options expected to vest (1)	523,333	$12.89	8.1 years	62
(1)
The number of options expected to vest reflects no expected forfeiture.

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price.

Stock options vest ratably over a service period of three years from the date of the grant. Compensation expense related to stock options is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. Unvested stock options outstanding were 261,667 and 523,333 shares as of December 31, 2022 and 2021, respectively, at a weighted average exercise price per share of $12.89. The amount of unrecognized compensation expense related to unvested stock options was $52.0 thousand, and the weighted average period over which it is expected to be recognized is 0.18 years as of December 31, 2022.

(b)
Restricted Stock Awards

In January 2021, the Company issued 480,000 shares of restricted stock awards to certain employees, including named executive officers, at no cost to employees. In May 2021, the Company issued 26,511 shares of restricted stock awards to certain non-employee directors.

In February 2022, the Company issued 125,250 shares of restricted stock awards to certain employees, including named executive officers at no cost to employees. In May 2022, the Company issued 31,215 shares of restricted stock awards to certain non-employee directors.

The fair value of restricted stock awards is determined based on the fair market value of the Company's common shares on the grant date. The estimated fair value of restricted stock awards is amortized as an expense over the three-year requisite service period. The Company has elected to recognize forfeitures as they occurred rather than estimating service-based forfeitures over the requisite service period. The amount of unrecognized compensation expense related to unvested restricted stock awards was $2.7 million, and the weighted average period over which it is expected to be recognized is 1.63 years as of December 31, 2022.

The table below summarizes restricted stock award activity during the year ended December 31, 2022 and 2021:

	Employee		Non-Employee Director		Total
December 31, 2022	Restricted Stock Awards		Restricted Stock Awards		Restricted Stock Awards
($ in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	480,000	$7.04	26,511	$10.75	506,511	$7.23
Granted	125,250	12.63	31,215	9.13	156,465	11.93
Vested	(160,000)	7.04	(8,837)	10.75	(168,837)	7.23
Forfeited	—	—	—	—	—	—
Nonvested at December 31, 2022	445,250	$8.61	48,889	$9.72	494,139	$8.72

	Employee		Non-Employee Director		Total
December 31, 2021	Restricted Stock Awards		Restricted Stock Awards		Restricted Stock Awards
($ in thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	—	$—	—	$—	—	$—
Granted	480,000	7.04	26,511	10.75	506,511	7.23
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Nonvested at December 31, 2021	480,000	$7.04	26,511	$10.75	506,511	$7.23
(c)
Performance Stock Units

In February 2022, the Company granted 102,750 shares of performance stock unit ("PSU") to certain employees, including named executive officers under the 2020 Plan. PSUs will vest based on the achievement of predetermined performance goals over performance periods determined by the Compensation Committee. PSUs are subject to forfeiture until predetermined performance conditions have been achieved. The Company recognizes share-based compensation expense for PSUs on a straight-line basis over the requisite service period of the award when it is probable that the performance conditions will be achieved. Compensation expense for PSUs with financial performance measures is measured using the fair value at the date of grant and recorded over each vesting period, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. The 102,750 PSUs granted in 2022 represent 100% of the original target award amount, vesting eligibility is based on performance and service conditions of three years. Accordingly, the number of shares issued at the end of the performance period could range between 0% and 200% of the original target award amount of 102,750 units.

A summary of the PSU activity as of December 31, 2022 under the 2020 Omnibus Plan is presented below:

	December 31, 2022
($ in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at beginning of year, nonvested	—	$—
Granted	102,750	12.63
Vested	—	—
Forfeited	—	—
Outstanding at end of year, nonvested	102,750	$12.63
(d)
Employee Stock Purchase Plan

In July 2022, the Company initiated an ESPP which allows permitted eligible employees to purchase shares of the Company's common stock through payroll deductions of up to 15% of their eligible compensation, subject to certain limitations. The purchase price of the shares under the ESPP equals 85% of the lower of the fair market value of the Company's common stock on either the first or last day of each six-month offering period. As of December 31, 2022, 74,009 shares had been issued pursuant to ESPP.

Compensation expense for the ESPP is calculated as of the beginning of the offering period as the fair value of the employees’ purchase rights utilizing the Black-Scholes option valuation model and is recognized as a compensation expense over the offering period. The table below presents the fair value assumptions used for the period indicated:

Assumptions:	December 31, 2022
Risk-free interest rate	2.50%
Expected term (in years)	0.5
Expected volatility	49.93%
Dividend yield	—
Grant date fair value per share	$11.31

The Company recognized a total of $3.1 million and $2.1 million compensation expense related to the outstanding stock options, unvested restricted stock awards, ESPP, and unvested performance-based stock unit awards granted to employees during the years ended December 31, 2022 and 2021, respectively. Such amount is included in “Compensation and employee benefits” on the Consolidated Statement of Income. The total amount of unrecognized compensation expense related to unvested stock options, restricted stock awards, and performance-based stock unit awards remained at $3.6 million as of December 31, 2022 and 2021.

Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the three months ended March 31, 2022, the Company purchased treasury shares of 33,647 at an average price of $13.61 per share. No common stock purchases were made by the Company during the last nine months of 2022.

Note 19 — Earnings (Loss) Per Share

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

The following table presents the basic and diluted income (loss) per share calculations for the years ended December 31, 2022, 2021, and 2020:

	December 31,
	2022	2021	2020
	(In thousands, except per share data)
Basic EPS:
Net income	$32,211	$29,224	$17,777
Less: deemed dividends on preferred stock	—	—	48,955
Net income (loss) attributable to common shareholders	32,211	29,224	(31,178)
Less: earnings attributable to participating securities	491	8,589	—
Net earnings (loss) attributable to common shareholders	$31,720	$20,635	$(31,178)
Weighted average common shares outstanding	31,913	22,813	20,087
Basic income (loss) per common share	$0.99	$0.90	$(1.55)
Diluted EPS:
Net income (loss) attributable to common shareholders	$32,211	$20,635	$(31,178)
Weighted average common shares outstanding	31,913	22,813	20,087
Add dilutive effects for assumed conversion of Series A preferred stock	—	8,989	—
Add dilutive effects for warrants	2,025	1,974	—
Add dilutive effects for stock options	5	3	—
Add dilutive effects of unvested restricted stock awards	188	203	—
Weighted average diluted common shares outstanding	34,131	33,982	20,087
Diluted income (loss) per common share	$0.94	$0.86	$(1.55)

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive (in-thousands):

	December 31,
	2022	2021	2020
Shares underlying Series A Convertible Preferred Stock	—	—	11,688
Shares underlying warrants	—	—	3,013
Stock options	773	773	785
Unvested restricted stock awards	—	—	—
Shares equivalents excluded from EPS	773	773	15,486

Note 20 — Convertible Redeemable Preferred Stock

On April 7, 2020, the Company issued and sold in a private placement Series A Convertible Preferred Stock plus warrants (the “Warrants”) to purchase additional shares of the Company’s common stock to funds affiliated with Snow Phipps and a fund affiliated with Pacific Investment Management Company LLC (TOBI). Snow Phipps and TOBI are considered affiliates and, therefore, are related parties to the Company. On October 8, 2021, the Company exercised its option to convert all of its 45,000 outstanding shares of Series A Convertible Preferred Stock into 11,688,310 shares of its common stock. "

The Warrants are exercisable at the warrantholder’s option at any time and from time to time, in whole or in part, until April 7, 2025 at an exercise price of $2.96 per share of common stock, with respect to 2,008,750 of the Warrants, and at an exercise price of $4.94 per share of common stock, with respect to 1,004,375 of the Warrants. The exercise price and the number of shares of common stock issuable upon exercise of the Warrants are subject to customary antidilution adjustments and certain issuances of common stock (or securities convertible into or exercisable for common stock) at a price (or having a conversion or exercise price) that is less than the then current exercise price. The Company is not required to affect an exercise of Warrants, if after giving effect to the issuance of common stock upon exercise of such Warrants such warrantholder together with its affiliates would beneficially own 49% or more of the Company’s outstanding common stock.

Note 21 — Concentration of Risk

The Company originates and purchases loans secured by a broad spectrum of commercial property throughout the United States. As of December 31, 2022 and 2021, geographic and property type concentrations of loans, by unpaid principal balance, were as follows:

	December 31,
	2022	2021
Geographic concentration:
California	22.8%	23.3%
New York	19.9	21.4
Florida	13.3	13.5
New Jersey	7.5	7.7
Other states (individually less than 5.0%)	36.5	34.1
	100.0%	100.0%

	December 31,
	2022	2021
Property type concentration:
Investor 1-4	52.7%	50.7%
Mixed use	12.6	12.8
Retail	8.7	9.1
Multifamily	8.6	8.8
Office	5.7	6.1
Warehouse	6.4	6.7
Other (individually less than 5.0%)	5.3	5.8
	100.0%	100.0%

As of December 31, 2022 and 2021, the Company held $13.3 million and $17.6 million, respectively, of real estate owned, net, with geographic concentrations as follows:

	December 31,
	2022	2021
Geographic concentration:
Maryland	16.8%	21.4%
Connecticut	—	6.1
Ohio	1.4	11.9
California	—	24.9
North Carolina	—	1.1
New Jersey	11.2	10.7
Florida	16.1	—
Massachusetts	21.3	—
New York	5.7	—
Texas	14.1	—
Other states (individually less than 5.0%)	13.4	23.9
	100.0%	100.0%

Note 22 — Commitments and Contingencies

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase, actual loss experience, estimated future loss exposure and other relevant factors including economic conditions. As of December 31, 2022 and 2021, the balance of repurchase liability was $124 thousand and $141 thousand, respectively, and it is included in accounts payable and accrued expenses in the consolidated balance sheets.

(b)
Legal Proceedings

The Company is a party to various legal proceedings in the normal course of business. The Company, after consultation with legal counsel, believes the disposition of all pending litigation will not have a material effect on the Company’s consolidated financial condition or results of operations.

Note 23— Retirement Plan

The Company maintains a qualified 401(k) retirement plan in accordance with the Internal Revenue Service code. Employees meeting certain eligibility requirements as detailed in the plan document may participate by deferring eligible compensation into the plan. The plan allows for discretionary employer matching contribution. For the years ended December 31, 2022, 2021, and 2020, the Company expensed $794 thousand, $579 thousand, and $476 thousand, respectively. These amounts are included in "compensation and employee benefits" on the consolidated statements of income.
Note 24 — Other Operating Expenses

The following table presents the components of other operating expenses for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	December 31,
	2022	2021	2020
Travel, marketing and business development	$1,421	$661	$578
Data processing and telecommunications	3,022	2,476	2,150
Office expenses	1,161	1,396	1,579
Insurance, taxes, and licenses	2,452	2,457	2,179
Other	3,000	1,498	1,914
Total other operating expenses	$11,056	$8,488	$8,400

Note 25 — Related Party Transactions

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

In the ordinary course of business, the Company sells held for sale loans to various financial institutions through a market bidding process. As a result of this process, the Company may sell held for sale loans to an affiliate. The Company sold $188.4 million and $0.1 million in UPB of loans to an affiliate during the years ended December 31, 2022 and 2021, respectively.

Note 26 — Fair Value Measurements

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

c)
Loans Held for Investment

Loans held for investment originated prior to October 1, 2022, are recorded at amortized cost, which is their outstanding principal balance, net of purchase discounts, deferred loan origination fees/costs, and allowance for credit losses. Effective October 1, 2022, the Company elected to carry its newly originated loans at fair value using FASB ASC Topic 825, Financial Instruments (ASC 825).

The Company determines the fair value estimate of loans held for investment using a third-party loan valuation model, a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company’s mortgage loans held for investment are discount rates, prepayment speeds, loss severity, and default rates. Significant changes in any of those inputs could result in a significant change to the loans’ fair value measurement.

d)
Collateral Dependent or Loans Individually Evaluated

Nonaccrual loans held for investment at amortized cost are evaluated individually and are recorded at fair value on a nonrecurring basis. To the extent such a loan is collateral dependent, the Company determines the allowance for credit losses based on the estimated fair value of the underlying collateral. The fair value of each loan’s collateral is generally based on appraisals or broker price opinions obtained, less estimated costs to sell, a Level 3 measurement.

e)
Loans Held for Sale

Loans held for sale that were originated prior to October 1, 2022, are carried at the lower of cost or fair value, with fair value adjustments recorded on a nonrecurring basis. The Company uses a discounted cash flow model to estimate the fair value of loans held for sale, a Level 3 measurement.

f)
Loans Held for Sale, at Fair Value

Loans held for sale that are originated effective October 1, 2022, are carried at fair value. The Company determines the fair value estimate of loans held for sale using a third-party loan valuation model, a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company’s mortgage loans held for investment are discount rates, prepayment speeds, loss severity, and default rates. Significant changes in any of those inputs could result in a significant change to the loans’ fair value measurement.

The Company has also elected to account for certain loans originated with the intent to sell to Ginnie Mae at fair value. These loans are measured based on the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value, including the value attributable to mortgage servicing and credit risk, and current commitments to purchase loans, a Level 2 measurement.

Management identified all of these loans to be accounted for at estimated fair value at the instrument level. Changes in fair value are reflected in income as they occur.

g)
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

h)
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

i)
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

j)
Mortgage Servicing Rights

The Company determined the fair values based on a third-party valuation model that calculates the present value of estimated future net servicing income, a Level 3 measurement.

k)
Secured Financing, Net (Corporate Debt)

The Company determined the fair values estimate of the secured financing using the estimated cash flows discounted at an appropriate market rate, a Level 3 measurement.

l)
Warehouse Repurchase Facilities, Net

Warehouse repurchase facilities are recorded at historical cost. The carrying amount is a reasonable estimate of fair value as these instruments have short-term maturities of one-year or less and interest rates that approximate market plus a spread, a Level 2 measurement.

m)
Securitizations, Net

The fair value estimate of securities issued is determined by using estimated cash flows discounted at an appropriate market rate, a Level 3 measurement.

n)
Accrued Interest Receivable and Accrued Interest Payable

The carrying amounts of accrued interest receivable and accrued interest payable approximate fair value due to the short-term nature of these instruments, a Level 1 measurement.

The Company does not have any off-balance sheet financial instruments.

o)
Receivables Due From Servicers

The carrying amounts of receivables due from servicers approximate fair value due to the short-term nature of these instruments, a Level 1 measurement.

p)
Fair Value Disclosures

The following tables present information on assets measured and recorded at fair value as of December 31, 2022 and 2021, by level, in the fair value hierarchy (in thousands):

	Fair value measurements using			Total at
December 31, 2022	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$276,095	$276,095
Mortgage servicing rights	—	—	9,238	9,238
Total recurring fair value measurements	—	—	285,333	285,333
Nonrecurring fair value measurements:
Loans held for sale, net	—	—	—	—
Real estate owned, net	—	—	13,325	13,325
Individually evaluated loans requiring specific allowance, net	—	—	11,466	11,466
Total nonrecurring fair value measurements	—	—	24,791	24,791
Total assets	$—	$—	$310,124	$310,124

	Fair value measurements using			Total at
December 31, 2021	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$1,359	$1,359
Mortgage servicing rights	—	—	7,152	7,152
Total recurring fair value measurements	—	—	8,511	8,511
Nonrecurring fair value measurements:
Loans held for sale, net	—	—	87,422	87,422
Real estate owned, net	—	—	17,557	17,557
Individually evaluated loans requiring specific allowance, net	—	—	11,987	11,987
Total nonrecurring fair value measurements	—	—	116,966	116,966
Total assets	$—	$—	$125,477	$125,477

The following table presents gain (losses) recognized on assets measured on a nonrecurring basis for the years indicated (in thousands):

	December 31,
Gain (loss) on assets measured on a nonrecurring basis	2022	2021	2020
Loans held for sale, net	$—	$17	$328
Real estate held for sale, net	(363)	(1,759)	(1,734)
Individually evaluated loans requiring specific allowance, net	310	1,262	(1,755)
Total net loss	$(53)	$(480)	$(3,161)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets as of December 31, 2022 and 2021 ($ in thousands):

	December 31, 2022
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring allowance, net	$11,466	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	13,325	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	276,095	Discounted cash flow	Discount rate	8.35% to 9.35%	8.9%
			Collateral value (% of UPB)	88.47% to 103.5%	99.1%
			Timing of resolution/payoff (months)	1 to 49	36.9
			Prepayment rate	1.0% to 30.0%	15.1%
			Default rate	0.12% to 6.99%	0.6%
			Loss severity rate	0.0% to 18.45%	3.5%
Mortgage servicing rights	9,238	Discounted cash flow	Discount rate	8.0% to 12.0%	8.1%
			Prepayment rate	5.6% to 16.8%	6.3%

	December 31, 2021
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring allowance, net	$11,987	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	17,557	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	1,359	Discounted cash flow	Discount rate	5.8%	5.8%
			Collateral value (% of UPB)	95.0% to 120.0%	106.0%
			Timing of resolution/payoff (months)	1 to 38	34.8
			Prepayment rate	19.2% to 50%	19.5%
			Default rate	0.0% to 6.7%	1.0%
			Loss severity rate	0.0% to 13.4%	3.0%
Loans held for sale	87,442	Discounted cash flow	Discount rate	5.8%	5.8%
			Timing of resolution/payoff (months)	3 to 37	13.0
Mortgage servicing rights	7,152	Discounted cash flow	Discount rate	8.0% to 12.0%	8.0%
			Prepayment rate	2.4% to 3.5%	3.2%

The following is a rollforward of loans that are measured at estimated fair value on a recurring basis for the years indicated (in thousands):

	December 31,
	2022	2021	2020
Beginning balance	$1,359	$1,539	$2,960
Originations	267,278	—	—
Repurchase	1,048	—	—
Loans liquidated	(765)	(163)	(1,808)
Principal paydowns	(261)	(46)	(55)
Total unrealized gain (loss) included in net income	7,436	29	442
Ending balance	$276,095	$1,359	$1,539

The following is a rollforward of interest-only strips that are measured at estimated fair value on a recurring basis for the years indicated (in thousands):

	December 31,
	2022	2021	2020
Beginning balance	$—	$238	$894
Interest-only strip additions	—	—	1,820
Interest-only strip write-offs	—	(238)	(2,469)
Total unrealized loss included in net income	—	—	(7)
Ending balance	$—	$—	$238

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value using a valuation allowance only if they are impaired. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of December 31, 2022 and 2021, the only financial assets measured at fair value were certain impaired loans held for investment, loans held for sale, interest-only strips, REO and FVO loans, which were measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Impaired loans were carried at approximately $11.5 million and $12.0 million as of December 31, 2022 and 2021, net of specific allowance for loan losses of approximately $1.1 million and $1.4 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated (in thousands):

	December 31, 2022
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$45,248	$45,248	$—	$—	$45,248
Restricted cash	16,808	16,808	—	—	16,808
Loans held for sale, net	—	—	—	—	—
Loans held for investment, net	3,272,390	—	—	3,201,850	3,201,850
Loans held for investment, at fair value	276,095	—	—	276,095	276,095
Accrued interest receivables	20,463	20,463	—	—	20,463
Mortgage servicing rights	9,238	—	—	9,238	9,238

Liabilities:
Secured financing, net	$209,846	$—	$—	$211,854	$211,854
Warehouse and repurchase facilities, net	330,814	—	330,814	—	330,814
Securitizations, net	2,736,290	—	—	2,522,010	2,522,010
Accrued interest payable	16,369	16,369	—	—	16,369

	December 31, 2021
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$35,965	$35,965	$—	$—	$35,965
Restricted cash	11,639	11,639	—	—	11,639
Loans held for sale, net	87,908	—	—	87,908	87,908
Loans held for investment, net	2,527,564	—	—	2,655,357	2,655,357
Loans held for investment, at fair value	1,359	—	—	1,359	1,359
Accrued interest receivable	13,159	13,159	—	—	13,159
Mortgage servicing rights	7,152	—	—	7,152	7,152

Liabilities:
Secured financing, net	$162,845	$—	$—	$170,843	$170,843
Warehouse repurchase facilities, net	301,069	—	301,069	—	301,069
Securitizations, net	1,911,879	—	—	1,931,002	1,931,002
Accrued interest payable	6,254	6,254	—	—	6,254

Note 27 — Select Quarterly Financial Data (Unaudited)

The following tables set forth the Company's unaudited quarterly results for the periods indicated:

	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(in thousands)
Interest income	$65,632	$63,419	$59,243	$52,049	$49,360	$46,923	$44,978	$40,707
Interest expense - portfolio related	40,854	34,561	28,752	23,556	23,666	20,321	20,566	20,832
Net interest income - portfolio related	24,778	28,858	30,491	28,493	25,694	26,602	24,412	19,875
Interest expense - corporate debt	4,139	4,011	4,182	17,140	4,462	4,488	4,309	7,350
Net interest income	20,639	24,847	26,309	11,353	21,232	22,114	20,103	12,525
Provision for (reversal of) loan losses	(437)	580	279	730	377	228	(1,000)	105
Net interest income after provision for loan losses	21,076	24,267	26,030	10,623	20,855	21,886	21,103	12,420
Other operating income	11,029	2,509	3,039	5,648	2,617	339	2,432	2,801
Operating expenses	20,413	12,727	14,279	12,250	12,095	11,298	10,650	10,617
Income before income taxes	11,692	14,049	14,790	4,021	11,377	10,927	12,885	4,604
Income tax expense	3,465	3,759	4,019	790	3,024	2,905	3,432	1,208
Net income	8,227	10,290	10,771	3,231	8,353	8,022	9,453	3,396
Less income (loss) attributable to noncontrolling interest	(235)	307	126	110	—	—	—	—
Net income attributable to Velocity Financial, Inc.	$8,462	$9,983	$10,645	$3,121	$8,353	$8,022	$9,453	$3,396

Note 28 — Subsequent Events

The Company completed the securitization of $240.3 million of investor real estate loans on January 10, 2023 which will be accounted for as secured borrowings during the quarter ending March 31, 2023.

The Company has evaluated events that have occurred subsequent to December 31, 2022 and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VELOCITY FINANCIAL, INC.

Date: March 09, 2023	By:	/s/ Christopher D. Farrar
	Name:	Christopher D. Farrar
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher D. Farrar	Chief Executive Officer and Director	March 09, 2023
Christopher D. Farrar	(Principal Executive Officer)

/s/ Mark R. Szczepaniak	Chief Financial Officer	March 09, 2023
Mark R. Szczepaniak	(Principal Financial Officer)

/s/ Fiona L. Tam	Chief Accounting Officer	March 09, 2023
Fiona L. Tam	(Principal Accounting Officer)

/s/ Alan H. Mantel	Chair of the Board of Directors	March 09, 2023
Alan H. Mantel

/s/ Michael W. Chiao	Director	March 09, 2023
Michael W. Chiao

/s/ John P. Pitstick	Director	March 09, 2023
John P. Pitstick

/s/ John A. Pless	Director	March 09, 2023
John A. Pless

/s/ Joy L. Schaefer	Director	March 09, 2023
Joy L. Schaefer

/s/ Dorika M. Beckett	Director	March 09, 2023
Dorika M. Beckett

/s/ Katherine L. Verner	Director	March 09, 2023
Katherine L. Verner