Form 10-Q
period 2023-03-31
Velocity Financial, Inc.
filed 2023-05-05
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 32,602,432 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$39,397	$45,248
Restricted cash	16,636	16,808
Loans held for sale, at fair value	18,081	—
Loans held for investment, net	3,169,280	3,272,390
Loans held for investment, at fair value	450,732	276,095
Total loans, net	3,638,093	3,548,485
Accrued interest receivables	20,931	20,463
Receivables due from servicers	64,133	65,644
Other receivables	2,188	1,075
Real estate owned, net	21,778	13,325
Property and equipment, net	3,209	3,356
Deferred tax asset	2,543	5,033
Mortgage servicing rights, at fair value	9,143	9,238
Goodwill	6,775	6,775
Other assets	12,268	13,525
Total assets	$3,837,094	$3,748,975
LIABILITIES
Accounts payable and accrued expenses	$84,976	$91,525
Secured financing, net	210,155	209,846
Securitizations, net	2,657,469	2,736,290
Securitizations, at fair value	194,941	—
Warehouse and repurchase facilities, net	298,313	330,814
Total liabilities	3,445,854	3,368,475
Commitments and contingencies
EQUITY
Common stock ($0.01 par value, 100,000,000 shares authorized; 32,721,653 and 32,523,516 shares issued, 32,602,432 and 32,489,869 shares outstanding at March 31, 2023 and December 31, 2022, respectively)	328	326
Treasury stock, at cost (119,221 and 33,647 common shares at March 31, 2023 and December 31, 2022, respectively)	(1,294)	(458)
Additional paid-in capital	301,308	300,310
Retained earnings	87,282	76,633
Total Velocity Financial, Inc. stockholders' equity	387,624	376,811
Noncontrolling interest in subsidiary	3,616	3,689
Total equity	391,240	380,500
Total liabilities and equity	$3,837,094	$3,748,975

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

($ in thousands)

The following table represents the assets and liabilities of consolidated variable interest entities as follows:

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Restricted cash	$2,972	$2,968
Loans held for investment, net	3,259,141	3,108,316
Accrued interest and other receivables	80,302	77,191
Real estate owned, net	18,471	10,380
Other assets	9	15
Total assets	$3,360,895	$3,198,870
LIABILITIES
Accounts payable and accrued expenses	$52,585	$50,169
Securitizations	2,852,410	2,736,290
Total liabilities	$2,904,995	$2,786,459

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Interest income	$70,521	$52,049
Interest expense — portfolio related	42,029	23,556
Net interest income — portfolio related	28,492	28,493
Interest expense — corporate debt	4,139	17,140
Net interest income	24,353	11,353
Provision for loan losses	636	730
Net interest income after provision for loan losses	23,717	10,623
Other operating income
Gain on disposition of loans	1,913	4,540
Unrealized gain on fair value loans	7,354	11
Unrealized loss on fair value securitizations	(170)	—
Other income	3,461	1,097
Total other operating income	12,558	5,648
Operating expenses
Compensation and employee benefits	10,008	5,323
Origination (income) expenses	(334)	310
Securitizations expenses	2,584	—
Loan servicing	3,828	2,450
Professional fees	955	1,362
Rent and occupancy	446	442
Real estate owned, net	1,829	(175)
Other operating expenses	2,202	2,538
Total operating expenses	21,518	12,250
Income before income taxes	14,757	4,021
Income tax expense	4,021	790
Net income	10,736	3,231
Net income attributable to noncontrolling interest	87	110
Net income attributable to Velocity Financial, Inc.	10,649	3,121
Less undistributed earnings attributable to participating securities	160	48
Net earnings attributable to common stockholders	$10,489	$3,073
Earnings per common share
Basic	$0.33	$0.10
Diluted	$0.31	$0.09
Weighted average common shares outstanding
Basic	32,098	31,892
Diluted	34,052	34,204

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands)

(Unaudited)

	Common Stock				Treasury Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance – December 31, 2021	32,293,042	$323	$296,364	$44,422	—	$—	$341,109	$3,381	$344,490
Purchase of treasury stock, at cost	—	—	—	—	(33,647)	(458)	(458)	—	(458)
Restricted stock awarded and earned stock compensation	125,250	2	416	—	—	—	418	—	418
Stock-based compensation - Options	—	—	251	—	—	—	251	—	251
Net income	—	—	—	3,121	—	—	3,121	110	3,231
Balance – March 31, 2022	32,418,292	$325	$297,031	$47,543	(33,647)	$(458)	$344,441	$3,491	$347,932

Balance – December 31, 2022	32,523,516	$326	$300,310	$76,633	(33,647)	$(458)	$376,811	$3,689	$380,500
Purchase of treasury stock, at cost	—	—	—	—	(85,574)	(836)	(836)	—	(836)
Restricted stock awarded and stock-based compensation expenses	198,137	2	998	—	—	—	1,000	—	1,000
Distribution to non-controlling interest	—	—	—	—	—	—	—	(160)	(160)
Net income	—	—	—	10,649	—	—	10,649	87	10,736
Balance – March 31, 2023	32,721,653	$328	$301,308	$87,282	(119,221)	$(1,294)	$387,624	$3,616	$391,240

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net income	$10,736	$3,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195	206
Amortization of right-of-use assets	310	330
Provision for loan losses	636	730
Provision for repurchase of loans	39	228
Origination of loans held for sale	(19,088)	—
Proceeds from sales of loans held for sale	1,735	—
Net accretion of discount on purchased loans and amortization of deferred loan origination costs	1,172	1,927
(Reversal of) provision for uncollectible borrower advances	(15)	50
Gain on disposition of loans	(680)	(4,254)
Real estate acquired through foreclosure in excess of recorded investment	(1,233)	(286)
Amortization of debt issuance discount and costs	5,279	12,092
Change in valuation of real estate owned	1,178	(235)
Change in valuation of fair value loans	(7,354)	(10)
Change in valuation of mortgage servicing rights	95	(510)
Change in valuation of fair value securitizations	170	—
Gain on sale of real estate owned	(121)	(320)
Stock-based compensation	1,000	669
Deferred tax expense	2,490	127
Change in operating assets and liabilities:
Accrued interest and other receivables	(2,458)	(1,870)
Other assets	946	(858)
Accounts payable and accrued expenses	(6,960)	589
Net cash (used in) provided by operating activities	(11,928)	11,836
Cash flows from investing activities:
Purchase of loans held for investment	—	(4,629)
Origination of loans held for investment	(197,888)	(585,713)
Proceeds from sales of loans originally classified as held for investment	21,489	147,340
Payoffs of loans held for investment and loans at fair value	99,780	146,217
Proceeds from sale of real estate owned	2,121	4,630
Change in advances	2,596	(193)
Change in impounds and deposits	372	(1,244)
Purchase of property and equipment	(48)	(66)
Net cash used in investing activities	(71,578)	(293,658)
Cash flows from financing activities:
Warehouse repurchase facilities advances	246,792	607,760
Warehouse repurchase facilities repayments	(279,579)	(483,600)
Proceeds from secured financing	—	215,000
Repayment of secured financing	—	(170,844)
Proceeds of securitizations, net	197,487	268,967
Repayment of securitizations	(86,221)	(145,057)
Debt issuance costs	—	(10,084)
Purchase of treasury stock	(836)	(458)
Distribution to non-controlling interest	(160)	—
Net cash provided by financing activities	77,483	281,684
Net decrease in cash, cash equivalents, and restricted cash	(6,023)	(138)
Cash, cash equivalents, and restricted cash at beginning of period	62,056	47,604
Cash, cash equivalents, and restricted cash at end of period	$56,033	$47,466

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

($ in thousands)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for interest	$44,181	$27,316
Cash paid during the period for income taxes	264	277
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to held for sale	25,075	149,379
Transfer of loans held for investment to real estate owned	10,397	2,408
Transfer of accrued interest to loans held for investment	878	466
Discount on issuance of securitizations	—	4,627
Transfer of loans held for sale to held for investment	4,218	13,975
Recognition of new leases in exchange for lease obligations	377	—

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2016-1 Trust through and including the 2023-1 Trust, all of which are New York common law trusts, with the exception of the VCC 2022-MC1 Trust which is a Delaware statutory trust. The Trusts are bankruptcy remote, variable interest entities (VIE) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed “Ginnie Mae” issuer/servicer that provides government-insured Federal Housing Administration (FHA) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century is a consolidated subsidiary of the Company as of completion of the acquisition. In addition, as a servicer of Ginnie Mae loans, Century is required to maintain a minimum net worth, and Century is in compliance with this requirement as of March 31, 2023.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2023 and 2022 have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

(b)
Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies, of its audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission.

There have been no significant changes to the Company’s significant accounting policies as described in its 2022 Annual Report, other than the election of fair value option accounting on securitizations issued effective January 1, 2023.

Certain amounts previously reported have been reclassified to conform to the current presentation.

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

The consolidated financial statements as of March 31, 2023 and December 31, 2022 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs.

(d)
Fair Value Option Accounting

The Company has elected to apply fair value option ("FVO") accounting to securitizations issued effective January 1, 2023 when the underlying collateral is also carried at fair value. The fair value option securitizations will be presented on a separate line item in the consolidated balance sheet. The Company will reflect interest expense on the fair value option securitizations as “interest” in the consolidated statements of income and will present the other fair value changes of these securitizations separately in the consolidated financial statements.

Note 3 — Current Accounting Developments

(a)
Recently Adopted Accounting Standards

ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments in this ASU eliminate the recognition and measurement guidance for troubled debt restructuring by Creditors and require enhanced disclosures for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables. The Company adopted ASU 2022-02 effective January 1, 2023 on a prospective basis. The adoption of ASU 2022-02 did not have a significant impact on the Company’s consolidated financial statements.

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. In accordance with various mortgage servicing and related agreements, Century maintains escrow accounts for mortgage insurance premium, tax and insurance, working capital, sinking fund and other mortgage related escrows. The total escrow balances payable amounted to $72.2 million at March 31, 2023. This amount is not reflected on the consolidated balance sheet of the Company at March 31, 2023.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$39,397	$36,629
Restricted cash	16,636	10,837
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$56,033	$47,466

Note 5 — Loans Held for Sale at Fair Value

The following table summarizes loans held for sale as of March 31, 2023 and there were no loans held for sale as of December 31, 2022 (in thousands):

Loans held for sale, at fair value:	March 31, 2023
Unpaid principal balance	$17,385
Valuation adjustments on FVO loans held for sale	696
Total loans held for sale and loans held for sale at fair value, net	$18,081

Note 6 — Loans Held for Investment and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment
Unpaid principal balance	$3,142,181	$436,610	$3,578,791
Valuation adjustments on FVO loans	—	14,122	14,122
Deferred loan origination costs	32,144	—	32,144
	3,174,325	450,732	3,625,057
Allowance for loan losses	(5,045)	—	(5,045)
Total loans held for investment and loans held for investment at fair value, net	$3,169,280	$450,732	$3,620,012

	December 31, 2022
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment
Unpaid principal balance	$3,243,854	$268,632	$3,512,486
Valuation adjustments on FVO loans	—	7,463	7,463
Deferred loan origination costs	33,429	—	33,429
	3,277,283	276,095	3,553,378
Allowance for loan losses	(4,893)	—	(4,893)
Total loans held for investment and loans held for investment at fair value, net	$3,272,390	$276,095	$3,548,485

The following tables summarize the Unpaid Principal Balance (“UPB”) and amortized cost basis of loans in the Company's COVID-19 forbearance program for the three months ended March 31, 2023 and the year ended December 31, 2022 ($ in thousands):

	March 31, 2023
	UPB	%	Amortized Cost	%
Beginning balance	$201,005		$203,346
Foreclosures	(99)		(99)
Repayments	(5,792)		(5,897)
Ending balance	$195,114		$197,350

Performing/Accruing	$156,374	80.1%	$158,169	80.1%

Nonperforming/Nonaccrual	$38,740	19.9%	$39,181	19.9%

	December 31, 2022
	UPB	%	Amortized Cost	%
Beginning balance	$292,429		$295,990
Additions	—		—
Foreclosures	(3,593)		(3,620)
Repayments	(87,831)		(89,024)
Ending balance	$201,005		$203,346

Performing/Accruing	$161,455	80.3%	$163,346	80.3%

Nonperforming/Nonaccrual	$39,550	19.7%	$40,000	19.7%

Since April 1, 2020, the inception of the COVID-19 forbearance program, the Company has modified $410.5 million in UPB of loans, which includes capitalized interest of $12.3 million. As of March 31, 2023, $222.2 million in UPB of modified loans has been paid down, which includes $4.4 million of capitalized interest received. The Company has not forgiven any capitalized interest.

Approximately 80.1% and 80.3% of the COVID forbearance loans in UPB were performing, and 19.9% and 19.7% were on nonaccrual status as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, the gross unpaid principal balances of loans held for investment pledged as collateral for the Company’s warehouse facilities and securitizations issued were as follows (in thousands):

	March 31, 2023	December 31, 2022
The 2013 repurchase agreement	$112,159	$170,185
The 2021 repurchase agreement	79,480	101,024
The Bank credit agreement	34,978	39,087
The 2021 term repurchase agreement	104,709	104,594
The July 2021 term repurchase agreement	16,693	3,859
Total pledged loans	$348,019	$418,749

2016-1 Trust	37,412	39,720
2017-2 Trust	62,799	67,048
2018-1 Trust	45,736	48,139
2018-2 Trust	99,382	104,791
2019-1 Trust	100,086	104,249
2019-2 Trust	88,328	91,025
2019-3 Trust	73,223	75,618
2020-1 Trust	136,303	144,913
2020-2 Trust	78,031	81,259
2021-1 Trust	199,700	208,875
2021-2 Trust	167,075	172,144
2021-3 Trust	173,883	178,861
2021-4 Trust	270,264	275,741
2022-1 Trust	256,507	262,526
2022-2 Trust	243,372	245,339
2022-MC1 Trust	91,122	97,246
2022-3 Trust	294,439	299,638
2022-4 Trust	321,416	326,627
2022-5 Trust	247,813	251,288
2023-1 Trust	236,142	—
Total	$3,223,033	$3,075,047
(a)
Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment, excluding loans carried at fair value, that were nonperforming and on nonaccrual status as of March 31, 2023 and December 31, 2022. There were no loans accruing interest that were greater than 90 days past due as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual Loans with Allowance
	($ in thousands)
Commercial - Purchase	$19,422	$18,486	$936	$138	1.1%
Commercial - Refinance	87,439	83,418	4,021	416	3.3
Residential 1-4 Unit - Purchase	34,171	34,171	—	—	—
Residential 1-4 Unit - Refinance	124,390	120,732	3,659	204	1.6
Short Term 1-4 Unit - Purchase	8,447	8,447	—	—	—
Short Term 1-4 Unit - Refinance	35,845	31,932	3,912	238	1.9
Total	$309,714	$297,186	$12,528	$996	7.9%

	December 31, 2022
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual Loans with Allowance
	($ in thousands)
Commercial - Purchase	$22,571	$22,437	$134	$28	0.2%
Commercial - Refinance	87,133	82,330	4,803	517	4.1
Residential 1-4 Unit - Purchase	27,984	27,516	468	118	0.9
Residential 1-4 Unit - Refinance	113,909	111,742	2,167	175	1.4
Short Term 1-4 Unit - Purchase	8,140	8,140	—	—	—
Short Term 1-4 Unit - Refinance	35,602	30,612	4,990	258	2.1
Total	$295,339	$282,777	$12,562	$1,096	8.7%

Troubled Debt Restructuring included in nonaccrual loans:	$—	$—	$—	$25	—

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

The following tables present the amortized cost basis in the loans held for investment, excluding loans held for investment at fair value, as of March 31, 2023 and 2022, and the amount of accrued interest receivables written off by reversing interest income by portfolio segment for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023		2022
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$681,051	$(132)	$609,232	$(115)
Commercial - Refinance	879,978	(517)	889,829	(253)
Residential 1-4 Unit - Purchase	574,320	(297)	448,727	(219)
Residential 1-4 Unit - Refinance	912,313	(717)	782,105	(298)
Short Term 1-4 Unit - Purchase	62,392	(24)	38,683	(22)
Short Term 1-4 Unit - Refinance	64,271	(96)	64,390	(238)
Total	$3,174,325	$(1,783)	$2,832,966	$(1,145)

The cash basis interest income recognized on nonaccrual loans was $6.2 million and $7.3 million for the three months ended March 31, 2023 and 2022, respectively. No accrued interest income was recognized on nonaccrual loans for the three months ended March 31, 2023. The average recorded investment of individually evaluated loans, computed using month-end balances, was $302.3 million and $281.9 million for the three months ended March 31, 2023 and 2022, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring as of March 31, 2023 and 2022.

(b)
Allowance for Credit Losses

The following tables present the activity in the allowance for credit losses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - January 1, 2023	$639	$2,031	$542	$1,272	$21	$388	$4,893
Provision for loan losses	157	108	(48)	102	66	251	636
Charge-offs	—	(79)	(26)	(11)	(63)	(305)	(484)
Ending balance	$796	$2,060	$468	$1,363	$24	$334	$5,045

Allowance related to:
Loans individually evaluated	$138	$416	$—	$204	$—	$238	$996
Loans collectively evaluated	$659	$1,644	$467	$1,159	$24	$96	$4,049
Amortized cost related to:
Loans individually evaluated	$19,422	$87,439	$34,171	$124,390	$8,447	$35,845	$309,714
Loans collectively evaluated	$661,629	$792,539	$540,149	$787,923	$53,945	$28,426	$2,864,611

	Three Months Ended March 31, 2022
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - January 1, 2022	$385	$2,144	$400	$948	$43	$342	$4,262
Provision for loan losses	281	1	(11)	186	7	266	730
Charge-offs	(147)	(5)	—	(105)	—	(71)	(328)
Ending balance	$519	$2,140	$389	$1,029	$50	$537	$4,664

Allowance related to:
Loans individually evaluated	$28	$770	$96	$198	$32	$475	$1,599
Loans collectively evaluated	$490	$1,370	$293	$832	$17	$62	$3,064
Amortized cost related to:
Loans individually evaluated	$16,712	$83,695	$24,934	$107,362	$2,869	$43,231	$278,803
Loans collectively evaluated	$592,520	$806,134	$423,793	$674,743	$35,814	$21,159	$2,554,163
(c)
Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-off rate in relation to its nonperforming loans as a credit quality indicator. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. Past due status is based on the contractual terms of the loan. The annualized charge-off rates were 0.65% and 0.47% of average nonperforming loans for the three months ended March 31, 2023 and 2022, respectively.

Other credit quality indicators include aging status and accrual status. The following table presents the aging status of the amortized cost basis in the loans held for investment portfolio, excluding loans held for investment at fair value, which include $197.3 million and $203.3 million loans in the Company’s COVID-19 forbearance program as of March 31, 2023 and December 31, 2022, respectively (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
March 31, 2023	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$762	$317	$18,343	$19,422	$—	$19,422
Commercial - Refinance	4,223	8,249	74,814	87,286	153	87,439
Residential 1-4 Unit - Purchase	725	2,201	31,245	34,171	—	34,171
Residential 1-4 Unit - Refinance	1,215	5,863	117,312	124,390	—	124,390
Short Term 1-4 Unit - Purchase	175	—	8,272	8,447	—	8,447
Short Term 1-4 Unit - Refinance	—	—	35,845	35,845	—	35,845
Total loans individually evaluated	$7,100	$16,630	$285,831	$309,561	$153	$309,714
Loans collectively evaluated
Commercial - Purchase	$14,414	$7,385	$—	$21,799	$639,830	$661,629
Commercial - Refinance	37,560	21,189	—	58,749	733,790	792,539
Residential 1-4 Unit - Purchase	23,801	12,001	—	35,802	504,347	540,149
Residential 1-4 Unit - Refinance	50,130	27,805	—	77,935	709,988	787,923
Short Term 1-4 Unit - Purchase	1,805	2,098	—	3,903	50,042	53,945
Short Term 1-4 Unit - Refinance	2,346	3,362	—	5,708	22,718	28,426
Total loans collectively evaluated	$130,056	$73,840	$—	$203,896	$2,660,715	$2,864,611
Ending balance	$137,156	$90,470	$285,831	$513,457	$2,660,868	$3,174,325

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2022	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$865	$—	$21,706	$22,571	$—	$22,571
Commercial - Refinance	4,415	5,943	76,619	86,977	156	87,133
Residential 1-4 Unit - Purchase	590	592	26,802	27,984	—	27,984
Residential 1-4 Unit - Refinance	1,715	2,728	109,466	113,909	—	113,909
Short Term 1-4 Unit - Purchase	176	—	7,964	8,140	—	8,140
Short Term 1-4 Unit - Refinance	657	—	34,945	35,602	—	35,602
Total loans individually evaluated	$8,418	$9,263	$277,502	$295,183	$156	$295,339
Loans collectively evaluated
Commercial - Purchase	$24,899	$5,096	$—	$29,995	$648,842	$678,837
Commercial - Refinance	41,711	20,561	—	62,272	757,692	819,964
Residential 1-4 Unit - Purchase	22,840	13,948	—	36,788	523,661	560,449
Residential 1-4 Unit - Refinance	64,925	23,224	—	88,149	737,247	825,396
Short Term 1-4 Unit - Purchase	21,273	294	—	21,567	40,177	61,744
Short Term 1-4 Unit - Refinance	5,550	1,191	—	6,741	28,814	35,555
Total loans collectively evaluated	$181,198	$64,314	$—	$245,512	$2,736,433	$2,981,945
Ending balance	$189,616	$73,577	$277,502	$540,695	$2,736,589	$3,277,284
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of March 31, 2023 and December 31, 2022 (in thousands).

	Term Loans Amortized Cost Basis by Origination Year
March 31, 2023:	2022	2021	2020	2019	Pre-2019	Total
Commercial - Purchase
Payment performance
Performing	$269,878	$243,383	$34,723	$53,188	$60,457	$661,629
Nonperforming	2,023	5,056	533	4,377	7,433	19,422
Total Commercial - Purchase	$271,901	$248,439	$35,256	$57,565	$67,890	$681,051

Commercial - Refinance
Payment performance
Performing	$255,280	$203,305	$54,202	$101,057	$178,695	$792,539
Nonperforming	16,822	12,242	4,422	19,529	34,424	87,439
Total Commercial - Refinance	$272,102	$215,547	$58,624	$120,586	$213,119	$879,978

Residential 1-4 Unit - Purchase
Payment performance
Performing	$238,003	$222,115	$10,803	$30,910	$38,318	$540,149
Nonperforming	11,189	11,683	1,809	2,850	6,640	34,171
Total Residential 1-4 Unit - Purchase	$249,192	$233,798	$12,612	$33,760	$44,958	$574,320

Residential 1-4 Unit - Refinance
Payment performance
Performing	$324,890	$266,570	$24,050	$81,982	$90,431	$787,923
Nonperforming	30,768	33,180	6,639	25,477	28,326	124,390
Total Residential 1-4 Unit - Purchase	$355,658	$299,750	$30,689	$107,459	$118,757	$912,313

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$32,004	$945	$16,641	$4,355	$—	$53,945
Nonperforming	2,171	4,999	995	282	—	8,447
Total Short Term 1-4 Unit - Purchase	$34,175	$5,944	$17,636	$4,637	$—	$62,392

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$28,426	$—	$—	$—	$—	$28,426
Nonperforming	3,840	1,023	9,807	16,391	4,784	35,845
Total Short Term 1-4 Unit - Refinance	$32,266	$1,023	$9,807	$16,391	$4,784	$64,271

Total Portfolio	$1,215,294	$1,004,501	$164,624	$340,398	$449,508	$3,174,325

Gross charge-offs - quarter-ended March 31, 2023	$11	$26	$—	$447	$—	$484

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2022	2022	2021	2020	2019	2018	Pre-2018	Total
Commercial - Purchase
Payment performance
Performing	$273,950	$249,100	$36,064	$56,322	$33,193	$30,208	$678,837
Nonperforming	1,274	6,959	1,579	5,809	3,205	3,745	22,571
Total Commercial - Purchase	$275,224	$256,059	$37,643	$62,131	$36,398	$33,953	$701,408

Commercial - Refinance
Payment performance
Performing	$263,754	$210,898	$55,795	$103,633	$93,161	$92,723	$819,964
Nonperforming	9,012	11,801	3,855	23,423	20,408	18,634	87,133
Total Commercial - Refinance	$272,766	$222,699	$59,650	$127,056	$113,569	$111,357	$907,097

Residential 1-4 Unit - Purchase
Payment performance
Performing	$249,625	$227,235	$10,710	$31,685	$18,891	$22,303	$560,449
Nonperforming	7,281	10,107	2,165	2,313	1,553	4,565	27,984
Total Residential 1-4 Unit - Purchase	$256,906	$237,342	$12,875	$33,998	$20,444	$26,868	$588,433

Residential 1-4 Unit - Refinance
Payment performance
Performing	$338,959	$285,195	$24,703	$84,208	$39,870	$52,461	$825,396
Nonperforming	21,391	25,023	6,907	27,746	15,834	17,008	113,909
Total Residential 1-4 Unit - Purchase	$360,350	$310,218	$31,610	$111,954	$55,704	$69,469	$939,305

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$40,967	$944	$15,659	$4,174	$—	$—	$61,744
Nonperforming	1,287	5,212	995	542	104	—	8,140
Total Short Term 1-4 Unit - Purchase	$42,254	$6,156	$16,654	$4,716	$104	$—	$69,884

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$35,555	$—	$—	$—	$—	$—	$35,555
Nonperforming	786	1,221	10,545	18,245	4,805	—	35,602
Total Short Term 1-4 Unit - Refinance	$36,341	$1,221	$10,545	$18,245	$4,805	$—	$71,157

Total Portfolio	$1,243,841	$1,033,695	$168,977	$358,100	$231,024	$241,647	$3,277,284

(d)
Nonaccrual Loans for Loans Held for Investment at Fair value

The following table presents the aggregate fair value of loans held for investment, at fair value that are 90 days or more past due and/or in nonaccrual status, and the difference between the aggregate fair value and the aggregate unpaid principal balance as of March 31, 2023 by loan segments (in thousands):

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 days	90+days past due		Current–89 days	90+days past due		90+days past due
March 31, 2023	past due	or nonaccrual	Total	past due	or nonaccrual	Total	or nonaccrual
Commercial - Purchase	$69,565	$—	$69,565	$66,046	$—	$66,046	$—
Commercial - Refinance	66,651	1,121	67,772	62,793	1,067	63,860	54
Residential 1-4 Unit - Purchase	110,742	—	110,742	109,625	—	109,625	—
Residential 1-4 Unit - Refinance	157,747	2,070	159,817	152,933	2,008	154,941	62
Short Term 1-4 Unit - Purchase	18,909	856	19,765	18,634	839	19,473	17
Short Term 1-4 Unit - Refinance	23,071	—	23,071	22,665	—	22,665	—
Ending balance	$446,685	$4,047	$450,732	$432,696	$3,914	$436,610	$133

Note 7 — Receivables Due From Servicers

The following tables summarize receivables due from servicers as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Securitizations	Warehouse and repurchase facilities and other	Total
Loan principal payments due from servicers	$26,856	$88	$26,944
Other loan servicing receivables	12,545	2,264	14,809
Loan servicing receivables	39,401	2,352	41,753
Corporate and escrow advances receivable	22,110	270	22,380
Total receivables due from servicers	$61,511	$2,622	$64,133

	December 31, 2022
	Securitizations	Warehouse and repurchase facilities and other	Total
Loan principal payments due from servicers	$24,400	$664	$25,064
Other loan servicing receivables	13,095	2,521	15,616
Loan servicing receivables	37,495	3,185	40,680
Corporate and escrow advances receivable	21,995	2,969	24,964
Total receivables due from servicers	$59,490	$6,154	$65,644

Note 8 — Mortgage Servicing Rights

Mortgage loans serviced are related to the Century business and not included in the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others amounted to $487.7 million and $491.9 million as of March 31, 2023 and December 31, 2022, respectively. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Significant assumptions used in determining the fair value of servicing rights as of March 31, 2023 and December 31, 2022 include: 1) Weighted average discount rate of 8.1%. 2) Weighted average conditional prepayment rate of 6.3%.

The following table presents the Company's mortgage servicing rights as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Balance at the beginning of year	$9,238	$7,152
Mortgage servicing rights acquired, at fair value	—	—
Additions	15	—
Fair value adjustments	(110)	2,086
Balance at end of period	$9,143	$9,238

Note 9 — Goodwill

The following table presents the activity for goodwill (in thousands):

	March 31, 2023	December 31, 2022
Balance at the beginning of period	$6,775	$6,775
Goodwill acquired	—	—
Balance at end of period	$6,775	$6,775

Note 10 — Securitizations and Securitizations at Fair Value

As of March 31, 2023, the Company is the sole beneficial interest holder of twenty Trusts, which are variable interest entities included in the consolidated financial statements. The securitization transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 10%–30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from July 2045 through December 2052.

The following tables summarize securitizations and securitizations at fair value as of March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023
(in thousands)	Securitizations, net	Securitizations at fair value	Total securitizations
Securitizations	$2,705,404	$194,771	$2,900,175
Valuation adjustments on FVO securitizations	—	170	170
Deferred issuance costs and discounts	(47,935)	—	(47,935)
Total securitizations and securitizations at fair value	$2,657,469	$194,941	$2,852,410

	December 31, 2022
(in thousands)	Securitizations, net	Securitizations at fair value	Total securitizations
Unpaid principal balance	$2,788,908	$—	$2,788,908
Valuation adjustments on FVO securitizations	—	—	—
Deferred issuance costs and discounts	(52,618)	—	(52,618)
Total securitizations and securitizations at fair value	$2,736,290	$—	$2,736,290

The following table presents the effective interest rate of securitizations and securitizations at fair value for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,
Securitizations:	2023	2022
Interest expense	$37,196	$19,791
Average outstanding unpaid principal balance	2,926,153	2,018,186
Effective interest rate (1)	5.08%	3.92%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance, which includes average rates of 4.44% and 3.22%, and debt issuance cost amortization of 0.64% and 0.70% for the three months ended March 31, 2023 and 2022, respectively.

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

(a)
Secured Financing, Net (Corporate Debt)

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to a term loan previously entered into during 2021 (the "2021 Term Loan"). The remaining portion of the net proceeds from the 2022 Term Loan is used for loan originations and general corporate purposes. As of March 31, 2023, the balance of the 2022 Term Loan was $210.2 million. The balance in the consolidated balance sheets is net of debt issuance costs of $4.8 million as of March 31, 2023. The 2022 Term Loan is secured by substantially all assets of the Company not otherwise pledged under a securitization or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of March 31, 2023, the Company was in compliance with all covenants.

(b)
Warehouse Repurchase and Revolving Loan Facilities, Net

On January 4, 2011, Century entered into a Master Participation and Facility Agreement with a bank (“the 2011 Facility Agreement”). The Facility Agreement has a current extended maturity date of July 31, 2023, and is a short-term borrowing facility, collateralized by performing loans, with a maximum capacity of $60.0 million, and bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 1.60% with a 0.25% floor. The effective interest rate was 4.7% at March 31, 2023. There was no outstanding balance at December 31, 2022.

On August 8, 2016, Century entered a Promissory Note Revolving Credit Line with a bank (“Revolving Credit Line”). The Revolving Credit Line has a current extended maturity date of July 31, 2023, and is a short-term unsecured borrowing line, with a maximum capacity of $3.0 million, and bears interest at SOFR plus 2.00% with a 0.25% floor. There were no outstanding balances at March 31, 2023 and December 31, 2022.

On May 17, 2013, the Company entered into a Repurchase Agreement (“the 2013 Repurchase Agreement”) with a warehouse lender. The 2013 Repurchase Agreement is a modified mark-to-market agreement and has a current maturity date of September 29, 2023, and is a short-term borrowing facility, collateralized by a pool of performing loans, with a maximum capacity of $300.0 million, and bears interest at SOFR plus 3.50%. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rates were 9.0% and 5.7% at March 31, 2023 and December 31, 2022, respectively.

On September 12, 2018, the Company entered into a three-year non-mark-to-market secured revolving loan facility agreement (“the Bank Credit Agreement”) with a bank. The Bank Credit Agreement has a current extended maturity date of November 10, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SFOR plus 3.61%, with a floor of 4.25%. The maximum capacity under this facility is $50.0 million. The effective interest rates were 8.7% and 5.8% at March 31, 2023 and December 31, 2022, respectively.

On January 29, 2021, the Company entered into a non-mark-to-market Repurchase Agreement (“the 2021 Repurchase Agreement”) with a warehouse lender. The 2021 Repurchase Agreement has a current extended maturity date of May 15, 2023, and is a short-term borrowing facility, collateralized by a pool of loans, with a maximum capacity of $200.0 million, and bears interest at SOFR plus a margin of 3.50% during the availability period and 4.50% during the amortization period. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rates were 10.2% and 6.4% at March 31, 2023 and December 31, 2022, respectively.

On April 16, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the 2021 Term Repurchase Agreement”) with a warehouse lender. The 2021 Term Repurchase Agreement has a maturity date of April 16, 2026, with a borrowing period through April 14, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SOFR plus a margin of 3.10%. The maximum capacity under this facility is $100.0 million. The effective interest rates were 7.6% and 5.6% at March 31, 2023 and December 31, 2022, respectively.

On July 29, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the July 2021 Term Repurchase Agreement”) with a warehouse lender. The July 2021 Term Repurchase Agreement has a maturity date of July 29, 2024, with an option to extend the term to July 29, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at one-month LIBOR with a 0.5% floor plus 4.5% per annum. The maximum capacity under this facility is $100.0 million. The effective interest rates were 11.8% and 10.0% at March 31, 2023 and December 31, 2022, respectively.

On October 7, 2022, the Company entered into a $10.2 million short-term repurchase agreement ("the October 2022 Repurchase Agreement) with the 2013 Repurchase Agreement warehouse lender. The October Repurchase Agreement had a maturity date of January 5, 2023 and bore interest at SOFR plus 1.58%. The maturity date has been extended to June 30, 2023 and the borrowing amount has increased to $15.0 million. The maximum capacity under this agreement was $18.8 million. The effective interest rates were 6.4% and 6.1% at March 31, 2023 and December 31, 2022, respectively. The repurchase agreement was paid off in April 2023 with proceeds from a new securitization.

Certain loans are pledged as security under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants.

The following table summarizes the maximum borrowing capacity and current gross balances outstanding of the Company’s warehouse facilities and loan agreements as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Period end balance (1)	Maximum borrowing capacity	Period end balance (1)	Maximum borrowing capacity
The 2021 term repurchase agreement	$78,444	$100,000	$74,334	$100,000
The 2021 repurchase agreement	62,008	200,000	79,504	200,000
The July 2021 term repurchase agreement	10,006	100,000	2,185	100,000
The 2013 repurchase agreement	89,863	300,000	136,165	300,000
The bank credit agreement	26,248	50,000	29,495	50,000
The October 2022 repurchase agreement	15,000	18,818	10,057	18,818
The September 2022 term repurchase agreement	17,385	60,000	—	60,000
Revolving credit line	—	3,000	—	3,000
Total	$298,954	$831,818	$331,740	$831,818
(1)
Warehouse repurchase facilities amounts in the consolidated balance sheets are net of debt issuance costs amounting to $0.6 million and $0.9 million as of March 31, 2023 and December 31, 2022, respectively.

The following table provides an overview of the activity and effective interest rate for the three months ended March 31, 2023 and 2022 ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Warehouse and repurchase facilities:
Average outstanding balance	$225,497	$338,247
Highest outstanding balance at any month-end	298,954	426,959
Effective interest rate (1)	8.57%	4.45%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance. The rate includes average rate of 8.07% and 3.89%, and debt issuance cost amortization of 0.50% and 0.56%, for the three months ended March 31, 2023 and 2022, respectively.

The following table provides a summary of interest expense that includes debt issuance cost amortization, interest, amortization of discount, and deal cost amortization for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Warehouse and repurchase facilities	$4,833	$3,765
Securitizations	37,196	19,791
Interest expense — portfolio related	42,029	23,556
Interest expense — corporate debt	4,139	17,140
Total interest expense	$46,168	$40,696

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

The Company records a repurchase liability relating to representations and warranties and early payment defaults. The method used to estimate the liability for repurchase is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults. The Company establishes a liability at the time loans are sold and continually updates the estimated repurchase liability. The level of the repurchase liability for representations and warranties and early payment default requires considerable management judgment. As of March 31, 2023 and December 31, 2022, the balance of repurchase liability was $163 thousand and $124 thousand, respectively, and it is included in accounts payable and accrued expenses in the consolidated balance sheets.

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

In January 2023, the Company issued 198,137 shares of restricted stock awards and 153,637 shares of performance stock unit awards to certain employees, including named executive officers at no cost to employees.

Restricted stock-based awards vest ratably over a service period of three years from the date of the grant. Performance-based stock unit awards are linked to the average core net income annual growth over the three-year period from the year of grant. Settlement of vested performance-based stock units will be made on the date that the Compensation Committee certifies the average core net income annual growth for the three-year period. Compensation expense related to restricted stock-based awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. Compensation expense related to performance-based stock unit awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using an estimate of the probability of achieving the performance target. The estimates will be reviewed quarterly, and the expense adjusted accordingly.

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

The Company recognized a total of $1.0 million and $0.6 million compensation expense related to the outstanding stock options, unvested restricted stock awards, ESPP, and unvested performance-based stock unit awards granted to employees for the three months ended March 31, 2023 and 2022, respectively. Such amount is included in “Compensation and employee benefits” on the Consolidated Statement of Income. The amount of unrecognized compensation expense related to unvested restricted stock awards, ESPP, and performance-based stock unit awards totaled $6.4 million and $5.8 million as of March 31, 2023 and 2022, respectively.

Treasury share purchases represent shares surrendered to the Company approximately equal in value to the statutory payroll tax withholding obligations and other estimated tax obligations arising from the vesting of employee restricted stock awards. During the three months ended March 31, 2022, the Company purchased treasury shares of 33,647 at an average price of $13.61 per share. An additional 85,574 treasury shares were purchased at an average price of $9.78 during the three months ended March 31, 2023.

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

The following table presents the basic and diluted earnings per share calculations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
Basic EPS:
Net income attributable to common shareholders	$10,649	$3,121
Less: earnings attributable to participating securities	160	48
Net earnings attributable to common shareholders	$10,489	$3,073
Weighted average common shares outstanding	32,098	31,892
Basic earnings per common share	$0.33	$0.10
Diluted EPS:
Net income attributable to common stockholders	$10,649	$3,121
Weighted average common shares outstanding	32,098	31,892
Add dilutive effects for warrants	1,871	2,127
Add dilutive effects for stock options	5	5
Add dilutive effects of unvested restricted stock awards	66	180
Add dilutive effects of unvested performance-based stock units	12	—
Weighted average diluted common shares outstanding	34,052	34,204
Diluted earnings per common share	$0.31	$0.09

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	773	773
Unvested restricted stock awards	282	—
Unvested performance-based stock units	154	—
Share equivalents excluded from EPS	1,209	773

Note 15 — Warrants

On April 7, 2020, the Company issued and sold in a private placement warrants (the “Warrants”) to purchase additional shares of the Company’s common stock to funds affiliated with Snow Phipps and a fund affiliated with Pacific Investment Management Company LLC (TOBI). Snow Phipps and TOBI are considered affiliates and, therefore, are related parties to the Company.

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

Loans Held for Investment

Loans held for investment originated prior to October 1, 2022 are recorded at amortized cost, which is their outstanding principal balance, net of purchase discounts, deferred loan origination fees/costs, and allowance for credit losses. Effective October 1, 2022, the Company elected to carry its newly originated loans at fair value using FASB ASC Topic 825, Financial Instruments (ASC 825).

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

Loans Held for Investment, at Fair Value

The Company has elected to account for certain purchased distressed loans held for investment, and loans originated subsequent to September 30, 2022, at fair value (the FVO Loans) using FASB ASC Topic 825, Financial Instruments (ASC 825). The FVO loans are measured based on their estimated fair values. Management identified all of these loans to be accounted for at estimated fair value at the instrument level. Changes in fair value are reflected in income as they occur.

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

Securitizations, at Fair Value

The Company has elected to apply fair value option accounting to securitizations issued effective January 1, 2023 using FASB ASC Topic 825, Financial Instruments (ASC 825), when the underlying collateral is also carried at fair value. The securitizations at fair value are measured based on their estimated fair values. Management identified all of these securitizations to be accounted for at estimated fair value at the instrument level. Changes in fair value are reflected in income as they occur.

The Company obtains the fair value estimates at instrument level from a third-party broker dealer based on trader input on benchmark securities, bond structure and collateral characteristics and performance and pricing factors such as yield, spread, average life, prepayment speeds, default rate and severities, a Level 3 measurement. Significant changes in any of those inputs in isolation could result in a significant change to securitizations’ fair value measurement.

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

Fair Value Disclosures

The following tables present information on assets measured and recorded at fair value as of March 31, 2023 and December 31, 2022, by level, in the fair value hierarchy (in thousands):

	Fair value measurements using			Total at
March 31, 2023	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for sale, at fair value	$—	$18,081	$—	$18,081
Loans held for investment, at fair value	—	—	450,732	450,732
Mortgage servicing rights	—	—	9,143	9,143
Total recurring fair value measurements	—	18,081	459,875	477,956
Nonrecurring fair value measurements:
Real estate owned, net	—	—	21,778	21,778
Individually evaluated loans requiring specific allowance, net	—	—	11,532	11,532
Total nonrecurring fair value measurements	—	—	33,310	33,310
Total assets	$—	$18,081	$493,185	$511,266

	Fair value measurements using			Total at
December 31, 2022	Level 1	Level 2	Level 3	fair value
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$276,095	$276,095
Mortgage servicing rights	—	—	9,238	9,238
Total recurring fair value measurements	—	—	285,333	285,333
Nonrecurring fair value measurements:
Loans held for sale, net	—	—	—	—
Real estate owned, net	—	—	13,325	13,325
Individually evaluated loans requiring specific allowance, net	—	—	11,466	11,466
Total nonrecurring fair value measurements	—	—	24,791	24,791
Total assets	$—	$—	$310,124	$310,124

The following table presents gains and losses recognized on assets measured on a nonrecurring basis for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
Gain (loss) on assets measured on a nonrecurring basis	2023	2022
Real estate held for sale, net	$(1,178)	$235
Individually evaluated loans requiring specific allowance, net	101	(192)
Total net gain (loss)	$(1,077)	$43

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets as of March 31, 2023 and December 31, 2022 ($ in thousands):

	March 31, 2023
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring specific allowance, net	$11,532	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	21,778	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, net	3,169,280	Discounted cash flow	Discount rate	9.7%	9.7%
			Prepayment rate	1.0% - 50.0%	25.3%
			Default rate	0.1% to 5.5%	0.7%
			Loss severity rate	0.0% to 18.5%	3.5%
Loans held for investment, at fair value	450,732	Discounted cash flow	Discount rate	9.7%	9.7%
			Prepayment rate	1.0% - 50.0%	25.3%
			Default rate	0.3% to 8.1%	2.8%
			Loss severity rate	0.0% to 18.5%	3.1%
Mortgage servicing rights	9,143	Discounted cash flow	Discount rate	8.0% to 12.0%	8.1%
			Prepayment rate	5.6% to 16.8%	6.3%

	December 31, 2022
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Individually evaluated loans requiring specific allowance, net	$11,466	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	13,325	Market comparables	Selling costs	8.0%	8.0%
Loans held for investment, at fair value	276,095	Discounted cash flow	Discount rate	8.35% to 9.35%	8.9%
			Prepayment rate	1.0% to 30.0%	15.1%
			Default rate	0.12% to 6.99%	0.6%
			Loss severity rate	0.00% to 18.45%	3.5%
Mortgage servicing rights	9,238	Discounted cash flow	Discount rate	8.0% to 12.0%	8.1%
			Prepayment rate	5.6% to 16.8%	6.3%

The following is a rollforward of loans held for investment that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$276,095	$1,359
Originations	197,888	—
Loans liquidated	(8,020)	—
Principal paydowns	(1,032)	(17)
Total unrealized gain included in net income	6,658	10
Loans transferred to held for sale	(20,857)	—
Ending balance	$450,732	$1,352

The following is a rollforward of loans held for sale that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance
Originations	$19,088	$—
Loans liquidated	(22,560)
Total unrealized gain included in net income	696	—
Loans transferred from held for investment	20,857
Ending balance	$18,081	$—

The following is a rollforward of securitizations that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$—	$—
Securitization additions	(197,487)	—
Securitization paydowns	2,716	—
Total unrealized (loss) gain included in net income	(170)	—
Ending balance	$(194,941)	$—

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value through the use of a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of March 31, 2023 and December 31, 2022, the only financial assets measured at fair value, or lower of cost or fair value, were certain individually evaluated loans held for investment, loans held for sale, mortgage servicing rights, REO, FVO loans, and securitizations at fair value, which were measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $10.3 million and $11.5 million as of March 31, 2023 and December 31, 2022, net of specific allowance for credit losses of approximately $1.0 million and $1.1 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated (in thousands):

	March 31, 2023
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$39,397	$39,397	$—	$—	$39,397
Restricted cash	16,636	16,636	—	—	16,636
Loans held for sale, at fair value	18,081	—	18,081	—	18,081
Loans held for investment, net	3,169,280	—	—	3,039,847	3,039,847
Loans held for investment, at fair value	450,732	—	—	450,732	450,732
Accrued interest receivables	20,931	20,931	—	—	20,931
Mortgage servicing rights	9,143	—	—	9,143	9,143

Liabilities:
Secured financing, net	$210,155	$—	$—	$212,475	$212,475
Warehouse repurchase facilities, net	298,313	—	298,313	—	298,313
Securitizations, net	2,657,469	—	—	2,422,432	2,422,432
Securitizations, at fair value	194,941	—	—	194,941	194,941
Accrued interest payable	13,078	13,078	—	—	13,078

	December 31, 2022
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$45,248	$45,248	$—	$—	$45,248
Restricted cash	16,808	16,808	—	—	16,808
Loans held for sale, net	—	—	—	—	—
Loans held for investment, net	3,272,390	—	—	3,201,850	3,201,850
Loans held for investment, at fair value	276,095	—	—	276,095	276,095
Accrued interest receivable	20,463	20,463	—	—	20,463
Mortgage servicing rights	9,238	—	—	9,238	9,238

Liabilities:
Secured financing, net	$209,846	$—	$—	$211,854	$211,854
Warehouse repurchase facilities, net	330,814	—	330,814	—	330,814
Securitizations, net	2,736,290	—	—	2,522,010	2,522,010
Accrued interest payable	16,369	16,369	—	—	16,369

Note 17 — Subsequent Events

On April 28, 2023, the Company completed the securitization of $64.8 million of retained certificates from prior securitizations, which will be accounted for as secured borrowings during the quarter ended June 30, 2023.

The Company has evaluated events that have occurred subsequent to March 31, 2023 through the issuance of the accompanying consolidated financial statements and has concluded there are no other subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

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

Business

We are a vertically integrated real estate finance company founded in 2004. We primarily originate and manage investor loans secured by 1-4 unit residential rental and commercial properties, which we refer to collectively as investor real estate loans. We originate loans nationwide across our extensive network of independent mortgage brokers which we have built and refined over the 19 years since our inception. Our objective is to be the preferred and one of the most recognized brands in our core market, particularly within our network of mortgage brokers.

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee and, based on all loans in our portfolio as of March 31, 2023, has an average balance of approximately $393,000. As of March 31, 2023, our loan portfolio totaled $3.6 billion of UPB on properties in 45 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 68.1%, of which the 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, represented 53.0% of the UPB. For the three months ended March 31, 2023, the annualized yield on our total portfolio was 8.00%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitizations, corporate debt, and equity. The securitization market is our primary source of long-term financing. We have successfully executed twenty-six securitizations, resulting in a total of over $5.6 billion in gross debt proceeds from May 2011 through March 2023. We may also continue to sell loans from time to time for cash in lieu of holding the loans in our loan portfolio.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on our loan portfolio and interest expense paid on our portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of our warehouse facilities and securitizations and excludes our corporate debt. For the three months ended March 31, 2023, our annualized portfolio related net interest margin was 3.23%, an increase compared to the 2.84% for the quarter ended December 31, 2022, mainly as a result of higher loan yield during the three months ended March 31, 2023. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for loan losses and operating expenses. For the three months ended March 31, 2023, including net income attributable to noncontrolling interest, we generated pre-tax income and net income of $14.8 million and $10.7 million, respectively.

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

We have made an election to apply the fair value option ("FVO") accounting to all our originated mortgage loans on a go-forward basis beginning October 1, 2022. The fair value option loans are presented on a separate line item in the consolidated balance sheet. We will not record a CECL loan loss reserve on fair value option loans.

We have also made an election to apply the fair value option ("FVO") accounting to all our securitizations effective January 1, 2023. The fair value option securitizations are presented on a separate line item in the consolidated balance sheet.

Recent Developments

Securitizations

During the quarter ended March 31, 2023, we completed one securitization totaling $198.7 million in UPB of investor real estate loans.

Continued Market Uncertainties

Our operational and financial performance will depend on certain market developments, including any lingering impact of the COVID-19 pandemic, the Russia/Ukraine war, a global recession, heightened stress in the real estate and corporate debt markets, recent bank failures, and macroeconomic conditions and market fundamentals, which can all affect each of these factors and potentially impact our business performance.

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

These polices and estimates relate to the allowance for loan losses and deferred income tax assets and liabilities. Our critical accounting policies and estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC.

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

One of our six warehouse repurchase and revolving loan facilities have interest payment obligations tied to the one-month USD London Interbank Offered Rate, or LIBOR. Five of our warehouse repurchase and revolving loan facilities have interest payment obligations tied to the Secured Overnight Offering Rate ("SOFR"). The authorized administrator of LIBOR confirmed during March 2021 that it intended to cease the publication or loss of representativeness of LIBOR. In particular, the last date of publication or representativeness of one-month USD LIBOR will be June 30, 2023. We expect that the index used in the calculation of the interest rate for our warehouse facilities and corporate debt will transition from LIBOR to a Secured Overnight Financing Rate (“SOFR”) or a suitable replacement index prior to June 30, 2023. As we renew our financing agreements with our warehouse facilities, we are working with our warehouse facilities to include language on the transition to SOFR. We do not expect the cessation of LIBOR nor the transition to a replacement index to have a material adverse effect on our cost of funding, results of operations or financial condition.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	March 31, 2023	December 31, 2022	March 31, 2022
	($ in thousands)
Total loans	$3,596,176	$3,512,486	$2,876,816
Loan count	9,147	8,893	7,365
Average loan balance	$393	$395	$391
Weighted average loan-to-value	68.1%	68.2%	67.9%
Weighted average coupon	8.15%	7.95%	7.50%
Nonperforming loans (UPB) (A)	$309,937	$292,789	$275,487
Nonperforming loans (% of total) (A)	8.62%	8.34%	9.58%

(A) Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $38.7 million, $39.6 million, and $54.2 million of COVID-19 forbearance-granted loans 90 days or more past due or placed on nonaccrual status as of March 31, 2023, December 31,2022, and March 31, 2022, respectively.

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

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

($ in thousands)	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
Three Months Ended March 31, 2023:
Loan originations — held for investment	587	$197,888	$337	11.08%	66.6%
Loan originations — held for sale	2	19,088	9,544	5.34%	47.5%
Total loan originations	589	$216,976	$368	10.58%	65.0%
Loan acquisitions — held for investment	—	—	—	(—)%	(—)%
Total loans originated	589	$216,976	$368	10.58%	65.0%
Three Months Ended December 31, 2022:
Loan originations — held for investment	831	$262,653	$316	10.34%	68.3%
Loan originations — held for sale	1	15,135	15,135	5.85%	60.5%
Total loan originations	832	$277,788	$334	10.10%	67.9%
Loan acquisitions — held for investment	—	—	—	(—)%	(—)%
Total loans originated	832	$277,788	$334	10.10%	67.9%
Three Months Ended March 31, 2022:
Loan originations — held for investment	1,167	$581,369	$498	6.29%	69.2%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	1,167	$581,369	$498	6.29%	69.2%
Loan acquisitions — held for investment	2	3,954	1,977	6.34%	57.0%
Total loans originated and acquired	1,169	$585,323	$501	6.30%	69.1%

During the first quarter of 2023, we originated $217.0 million of loans, which was a decrease of $364.4 million from $581.4 million for the quarter ended March 31, 2022, primarily as a result of strategically reducing originations.

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

(in thousands)	March 31, 2023	December 31, 2022
Unpaid principal balance	$3,578,791	$3,512,486
Valuation adjustments on FVO loans	14,122	7,463
Deferred loan origination costs	32,144	33,429
Total loans held for investment, gross	3,625,057	3,553,378
Allowance for credit losses	(5,045)	(4,893)
Loans held for investment, net	$3,620,012	$3,548,485

The following table illustrates the contractual maturities for our loans held for investment in aggregate UPB and as a percentage of our total held for investment loan portfolio as of the dates indicated:

	March 31, 2023		December 31, 2022		March 31, 2022
($ in thousands)	UPB	%	UPB	%	UPB	%
Loans due in less than one year	$150,013	4.2%	$146,916	4.2%	$88,820	3.2%
Loans due in one to five years	28,862	0.8	31,777	0.9	15,847	0.6
Loans due in more than five years	3,399,916	95.0	3,333,793	94.9	2,695,280	96.3
Total loans held for investment	$3,578,791	100.0%	$3,512,486	100.0%	$2,799,947	100.0%

Allowance for Loan Losses

For the December 31, 2022 CECL estimate, we used a severe stress scenario with an eight-quarter reasonable and supportable forecast period followed by a two-quarter straight-line reversion period. We considered the potential impact of the Omicron variant and the effect of the variant on further supply chain disruptions. We also considered lower than forecasted employment numbers, expiring unemployment benefits, and an upcoming flu season.

For the March 31, 2023 estimate, we considered a severe stress scenario with an eight-quarter reasonable and supportable forecast period followed by a two-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate given the uncertainty around future COVID cases, the war between Russia and Ukraine, spike in inflation, continued disruption in the supply chain, and concerns of a recession.

Our allowance for loan losses as of March 31, 2023 was $5.0 million compared to $4.9 million as of December 31, 2022 and $4.7 million as of March 31, 2022. The increase in allowance for credit losses from December 31, 2022 and from March 31, 2022 was primarily due to a less optimistic outlook for the macroeconomy. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss, is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

To estimate the allowance for loan losses in our non-FVO loans held for investment portfolio, we follow a detailed internal review process, considering a number of different factors including, but not limited to, our ongoing analyses of loans, historical loss rates, relevant environmental factors, relevant market research, trends in delinquencies, effects and changes in credit concentrations, and ongoing evaluation of fair values.

The following table illustrates the activity in our allowance for loan losses over the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Allowance for credit losses:
Beginning balance	$4,893	$5,330	$4,262
Provision for loan losses	636	(437)	730
Charge-offs	(484)	—	(328)
Ending balance	$5,045	$4,893	$4,664
Total loans held for investment (UPB), excluding FVO (1)	$3,142,181	$3,243,854	$2,798,632
Allowance for credit losses / loans held for investment, excluding FVO	0.16%	0.15%	0.17%

(1)
Reflects the UPB of loans held for investment excluding loans held for investment at fair value (FVO).

Credit Quality – Loans Held for Investment and Loans Held for Investment at Fair Value

The following table provides delinquency information on our loans held for investment and loans held for investment at fair value by UPB as of the dates indicated:

($ in thousands)	March 31, 2023 (A)		COVID-19 Forbearance	December 31, 2022 (A)		COVID-19 Forbearance	March 31, 2022 (A)		COVID-19 Forbearance
Performing/Accruing:
Current	$3,049,110	85.2%	$132,688	$2,969,989	84.6%	$120,884	$2,388,442	85.3%	$186,569
30-59 days past due	141,253	3.9	13,529	186,051	5.3	33,668	94,058	3.4	12,698
60-89 days past due	78,491	2.2	10,157	63,657	1.8	6,902	41,960	1.5	7,228
90+ days past due	—	—	—	—	—	—	—	—	—
Total Performing Loans	3,268,854	91.3	156,374	3,219,697	91.7	161,454	2,524,460	90.2	206,495
Nonperforming/Nonaccrual:
<90 days past due	23,544	0.7	1,480	17,852	0.5	1,116	26,044	0.9	7,354
90+ days past due	40,947	1.1	2,344	32,566	0.9	1,681	27,472	1.0	3,794
Bankruptcy	15,132	0.4	6,014	22,435	0.6	7,272	18,334	0.7	4,380
In foreclosure	230,314	6.5	28,902	219,936	6.3	29,482	203,637	7.3	38,686
Total nonperforming loans	309,937	8.7	38,740	292,789	8.3	39,551	275,487	9.8	54,214
Total loans held for investment	$3,578,791	100.0%	$195,114	$3,512,486	100.0%	$201,005	$2,799,947	100.0%	$260,709

(A)
Balance includes $195.1 million UPB of loans held for investment as of March 31, 2023, $201.0 million as of December 31, 2022, and $260.7 million as of March 31, 2022 in our COVID-19 forbearance program.

Other than loans in the COVID-19 forbearance program, loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $309.9 million, or 8.7% of our held for investment loan portfolio as of March 31, 2023, compared to $292.8 million, or 8.3% as of December 31, 2022, and $275.5 million, or 9.8% of the held for investment loan portfolio as of March 31, 2022. We believe the significant equity cushion at origination and the active management of loans will continue to minimize credit losses on the resolution of defaulted loans and disposition of REO properties.

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following tables summarize the resolution activities of loans that became nonperforming prior to the beginning of the periods indicated or became nonperforming and subsequently resolved during the periods indicated. We resolved $36.9 million of long-term and short-term non-performing loans during the quarter ended March 31, 2023 as compared to $34.3 million during the quarter ended March 31, 2022. We also resolved $1.8 million of nonperforming loans transferred to REO during the quarter ended March 31, 2023 as compared to $3.0 million during the quarter ended March 31, 2022. From these resolution activities, we realized net gains of $1.3 million and $1.8 million during the quarter ended March 31, 2023 and 2022, respectively. This is largely the result of collecting default interest and prepayment penalties in excess of the contractual principal and interest due on loans.

The table below includes resolutions for our long-term nonperforming loans and REO's.

	Three Months Ended
Long-Term Loans	March 31, 2023		December 31, 2022		March 31, 2022
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$11,274	$632	$8,188	$329	$9,144	$474
Resolved — paid current	18,477	233	9,648	21	7,597	117
Resolved — REO sold	570	137	2,404	67	2,522	469
Total resolutions	$30,321	$1,002	$20,240	$417	$19,263	$1,060
Recovery rate on resolved nonperforming UPB		103.3%		102.1%		105.5%

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

	Three Months Ended
Short-Term and Forbearance Loans	March 31, 2023		December 31, 2022		March 31, 2022
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$5,560	$348	$4,092	$82	$13,820	$646
Resolved — paid current	1,633	9	457	—	3,783	39
Resolved — REO sold	1,209	(21)	529	74	503	35
Total resolutions	$8,402	$336	$5,078	$156	$18,106	$720
Recovery rate on resolved nonperforming UPB		104.0%		103.1%		104.0%

Our charge-offs incurred have been small as a percentage of nonperforming loans held for investment. The table below shows our actual loan losses for the periods indicated.

	Three Months Ended
($ in thousands)	March 31, 2023		December 31, 2022		March 31, 2022
Average nonperforming loans for the period (1)	$298,703		$279,224		$278,349
Charge-offs	484		—		328
Charge-offs / Average nonperforming loans for the period (1)	0.65%	(2)	0.00%	(2)	0.47%	(2)

(1)
Reflects the monthly average of nonperforming loans held for investment during the period.
(2)
Reflects annualized charge-offs to average nonperforming loans for the period.

Concentrations – Loans Held for Investment

As of March 31, 2023, our held for investment loan portfolio was concentrated in investor 1-4 loans, representing 53.2% of the UPB. Mixed used properties represented 12.6% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. Geographically, the principal balance of our loans held for investment were concentrated 22.0% in California, 19.9% in New York, 13.7% in Florida, and 7.5% in New Jersey.

Property Type	March 31, 2023
($ in thousands)	Loan Count	UPB	% of Total UPB
Investor 1-4	5,518	$1,904,535	53.2%
Mixed use	1,075	449,811	12.6
Retail	644	308,131	8.6
Multifamily	552	304,281	8.5
Warehouse	346	221,238	6.2
Office	457	197,696	5.5
Other(1)	554	193,099	5.4
Total loans held for investment	9,146	$3,578,791	100.0%

(1)
All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	March 31, 2023
($ in thousands)	Loan Count	UPB	% of Total UPB
California	1,239	$786,462	22.0%
New York	1,278	712,156	19.9
Florida	1,267	489,268	13.7
New Jersey	849	269,070	7.5
Other(1)	4,513	1,321,835	36.9
Total loans held for investment	9,146	$3,578,791	100.0%

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

As of March 31, 2023, our REO included 39 properties with a lower of cost or estimated fair value of $21.8 million compared to 27 properties with a lower of cost or estimated fair value of $13.3 million as of December 31, 2022.

Key Performance Metrics

	Three Months Ended
($ in thousands)	March 31, 2023 (1)	December 31, 2022 (1)	March 31, 2022 (1)
Average loans	$3,525,028	$3,494,995	$2,682,851
Portfolio yield	8.00%	7.51%	7.76%
Average debt — portfolio related	3,151,650	3,124,409	2,356,433
Average debt — total company	3,366,650	3,339,409	2,535,348
Cost of funds — portfolio related	5.33%	5.23%	4.00%
Cost of funds — total company	5.49%	5.39%	6.42%
Net interest margin — portfolio related	3.23%	2.84%	4.25%
Net interest margin — total company	2.76%	2.36%	1.69%
Charge-offs/Average loans held for investment	0.06%	0.00%	0.05%
Pre-tax return on equity	15.26%	12.37%	4.42%
Return on equity	11.10%	8.71%	3.65%

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

Our portfolio related cost of funds increased to 5.33% for the three months ended March 31, 2023 from 5.23% for the three months ended December 31, 2022 and increased from 4.00% for the three months ended March 31, 2022.

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

Over the periods shown below, our portfolio related net interest margin of 3.23% for the three months ended March 31, 2023 increased from 2.84% for the three months ended December 31, 2022, and decreased from 4.25% for the three months ended March 31, 2022. The increase from December 31, 2022 was primarily due to higher loan yields. The decrease from March 31, 2022 was primarily due to higher debt cost caused by an overall increase in interest rates.

Our total company net interest margin increased to 2.76% for the three months ended March 31, 2023 from 1.69% for the three months ended March 31, 2022 and increased from 2.36% for the three months ended December 31, 2022, respectively. The increase in total company net interest margin during the three months ended March 31, 2023 from the three months ended March 31, 2022 and December 31, 2022 was primarily due to higher loan yields and lower corporate interest expense as compared to March 2022.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Three Months Ended
	March 31, 2023			December 31, 2022			March 31, 2022
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
($ in thousands)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Loan portfolio:
Loans held for sale	$12,896			$64,699			$69,092
Loans held for investment	3,512,133			3,430,296			2,613,759
Total loans	$3,525,029	$70,521	8.00%	$3,494,995	$65,632	7.51%	$2,682,851	$52,049	7.76%

Debt:
Warehouse facilities	$225,497	$4,833	8.57%	$286,094	$5,776	8.08%	$338,247	$3,765	4.45%
Securitizations	2,926,153	37,196	5.08%	2,838,315	35,078	4.94%	2,018,186	19,791	3.92%
Total debt - portfolio related	3,151,650	42,029	5.33%	3,124,409	40,854	5.23%	2,356,433	23,556	4.00%
Corporate debt	215,000	4,139	7.70%	215,000	4,139	7.70%	178,915	17,140	38.32%
Total debt	$3,366,650	$46,168	5.49%	$3,339,409	$44,993	5.39%	$2,535,348	$40,696	6.42%

Net interest spread - portfolio related (2)			2.67%			2.28%			3.76%
Net interest margin - portfolio related			3.23%			2.84%			4.25%

Net interest spread - total company (3)			2.52%			2.12%			1.34%
Net interest margin - total company			2.76%			2.36%			1.69%

(1)
Annualized.
(2)
Net interest spread — portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)
Net interest spread — total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.

Charge-Offs

Our annualized charge-off rate over the average loans held for investment for the three months ended March 31, 2023 remained low at 0.06% compared to 0.00% for the three months ended December 31, 2022 and 0.05% for the three months ended March 31, 2022. The charge-offs rate reflects year-to-date annualized charge-offs as a percentage of average loans held for investment for the respective quarter. We do not record charge-offs on FVO loans which are carried at estimated fair value. We do not record charge-offs on our loans held for sale which are carried either at fair value, or carried at the lower of cost or estimated fair value.

Pre-Tax Return on Equity and Return on Equity

Pre-tax return on equity and return on equity reflect income before income taxes and net income including income attributable to noncontrolling interest, respectively, as a percentage of the monthly average total stockholders’ equity including noncontrolling interest over the specified period. Pre-tax return on equity and return on equity were higher during the quarter ended March 31, 2023 compared to the quarters ended December 31, 2022 and March 31, 2023 due to the increase in income before income taxes and net income.

	Three Months Ended
($ in thousands)	March 31, 2023	December 31, 2022	March 31, 2022
Income before income taxes (A)	$14,757	$11,693	$3,911	(2)
Net income (B)	10,736	8,227	3,231

Monthly average balance:
Stockholders' equity (C)	386,935	378,005	353,635

Pre-tax return on equity (A)/(C) (1)	15.3%	12.4%	4.4%

Return on equity (B)/(C) (1)	11.1%	8.7%	3.7%

(1)
Annualized.
(2)
Excluded $110 thousand of net income attributable to noncontrolling interest for the quarter ended March 31, 2022.

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

Unrealized Gain/(Loss) on Fair Value Loans. We have elected to apply the fair value option accounting to all of our originated mortgage loans on a go-forward basis beginning October 1, 2022.We have elected to account for certain purchased distressed loans at fair value using FASB ASC Topic 825, Financial Instruments (ASC 825). We regularly estimate the fair value of these loans as discussed more fully in the notes to our consolidated financial statements. Changes in fair value subsequent to initial recognition of fair value loans are reported as unrealized gain/(loss) on fair value loans, a component of other operating income within the consolidated statements of income.

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

Origination Expenses. Costs related to our loan origination activities.

Securitizations Expenses. Costs related to issuance of our securitizations.

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
Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Interest income	$70,521	$52,049
Interest expense - portfolio related	42,029	23,556
Net interest income - portfolio related	28,492	28,493
Interest expense - corporate debt	4,139	17,140
Net interest income	24,353	11,353
Provision for loan losses	636	730
Net interest income after provision for loan losses	23,717	10,623
Other operating income	12,558	5,648
Total operating expenses	21,518	12,250
Income before income taxes	14,757	4,021
Income tax expense	4,021	790
Net income	10,736	3,231
Net income attributable to noncontrolling interest	87	110
Net income attributable to Velocity Financial, Inc.	10,649	3,121

Net Interest Income — Portfolio Related

	Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change
Interest income	$70,521	$52,049	$18,472
Interest expense - portfolio related	42,029	23,556	18,473
Net interest income - portfolio related	$28,492	$28,493	$(1)

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income remained relatively consistent at $28.5 million for three months ended March 31, 2023 and 2022.

Interest Income. Interest income increased by $18.5 million to $70.5 million for the three months ended March 31, 2023, compared to $52.0 million for the three months ended March 31, 2022. The increase was primarily attributable to higher portfolio balances and an increase in the average loan yield, which increased from 7.76% for the three months ended March 31, 2022 to 8.00% for the three months ended March 31, 2023.

The following tables distinguish between the change in interest income attributable to change in volume and the change in interest income attributable to change in rate for the three months ended March 31, 2023 and 2022, respectively. The effect of changes in volume is determined by multiplying the change in average loan balance (i.e., $0.8 billion) by the previous period’s average yield (i.e., 7.76%). The effect of rate changes is calculated by multiplying the change in average yield (i.e., (0.24%) by the current period’s average loan balance (i.e., $3.5 billion).

	Three Months Ended March 31, 2023 and 2022
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Three months ended March 31, 2023	$3,525,028	$70,521	8.00%
Three months ended March 31, 2022	2,682,851	52,049	7.76%
Volume variance	842,177	16,338
Rate variance		2,134	0.24%
Total interest income variance		$18,472
(1) Annualized.

	Three Months Ended March 31, 2023 and December 31, 2022
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Three months ended March 31, 2023	$3,525,028	$70,521	8.00%
Three months ended December 31, 2022	3,494,995	65,632	7.51%
Volume variance	30,033	564
Rate variance		4,326	0.49%
Total interest income variance		$4,890
(1) Annualized.

Interest Expense — Portfolio Related. Portfolio related interest expense, which consists of interest incurred on our warehouse facilities and securitizations, increased from $23.6 million for the three months ended March 31, 2022 to $42.0 million for the three months ended March 31, 2023, primarily attributable to a higher loan portfolio being financed and increased interest rates.

The following tables present the information regarding the portfolio related interest expense and distinguishes between the change in interest expense attributable to changes in the average outstanding debt balance (volume) versus changes in cost of funds (rate) for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31, 2023 and 2022
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Three months ended March 31, 2023	$3,151,650	$42,029	5.33%
Three months ended March 31, 2022	2,356,433	23,556	4.00%
Volume variance	795,217	7,952
Rate variance		10,521	1.33%
Total interest expense variance		$18,473
(1)
Includes securitizations and warehouse agreements.
(2)
Annualized.

	Three Months Ended March 31, 2023 and December 31, 2022
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Three months ended March 31, 2023	$3,151,650	$42,029	5.33%
Three months ended December 31, 2022	3,124,409	40,853	5.23%
Volume variance	27,241	356
Rate variance		820	0.10%
Total interest expense variance		$1,176
(1)
Includes securitizations and warehouse agreements.
(2)
Annualized.

Net Interest Income After Provision for Loan Losses

	Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change
Net interest income - portfolio related	$28,492	$28,493	$(1)
Interest expense - corporate debt	4,139	17,140	(13,001)
Net interest income	24,353	11,353	13,000
Provision for loan losses	636	730	(94)
Net interest income after provision for loan losses	$23,717	$10,623	$13,094

Interest Expense — Corporate Debt. Corporate debt interest expense decreased to $4.1 million for the three months ended March 31, 2023, compared to $17.1 million for the three months ended March 31, 2022, primarily due to the $12.8 million prepayment fee and unamortized debt issuance costs associate with the payoff of our corporate debt in March 2022.

Provision for Loan Losses. Our provision for loan losses decreased from $0.7 million for the three months ended March 31, 2022 to $0.6 million for the three months ended March 31, 2023, primarily due to a slight decrease in our loans held for investment portfolio carried at amortized cost. The loans held for investment portfolio decreased due to paydowns on our existing amortized cost portfolio and the election of fair value option accounting on all new loan originations effective October 1, 2022.

Other Operating Income

The $6.9 million increase in total other operating income during the three months ended March 31, 2023 was mainly due to the election of fair value option accounting on new loan originations beginning October 1,2022.

	Three Months Ended March 31,
($ in thousands)	2023	2022	$ Change
Gain on disposition of loans	$1,913	$4,540	$(2,627)
Unrealized gain on fair value loans	7,354	11	7,343
Unrealized loss on fair value securitizations	(170)	—	(170)
Other income	3,461	1,097	2,364
Total other operating income	$12,558	$5,648	$6,910

Operating Expenses

Operating expenses are presented in the following table. Changes in operating expenses comparing to the same periods prior year are discussed below.

	Three Months Ended March 31,
($ in thousands)	2023	2022		$ Change
Compensation and employee benefits	$10,008	$5,323		$4,685
Origination (income) expenses	(334)	310	(1)	(644)
Securitizations expenses	2,584	—		2,584
Loan servicing	3,828	2,450		1,378
Professional fees	955	1,362		(407)
Rent and occupancy	446	442		4
Real estate owned, net	1,829	(175)		2,004
Other operating expenses	2,202	2,538	(1)	(336)
Total operating expenses	$21,518	$12,250		$9,268
(1)
The $310 thousand of origination expenses included in other operating expenses for the three months ended March 31, 2022 has been reclassified to conform to the current period presentation.

Compensation and Employee Benefits. Compensation and employee benefits increased by $4.7 million to $10.0 million for the three months ended March 31, 2023 compared to $5.3 million for the three months ended March 31, 2022. The increase was mainly driven by the FVO accounting on all new loan originations beginning October 1, 2022 as all origination costs are expensed as incurred as opposed to being deferred and amortized in the March 31, 2022 period.

Origination (Income) Expenses. Origination income was at $0.3 million for the three months ended March 31, 2023, compared to origination expenses of $0.3 million for the three months ended March 31, 2022. The increase in origination income was due to our FVO election for newly originated loans which recognize all origination fees in the current period.

Securitizations Expenses. The increase in securitization expenses of $2.6 million for the three months ended March 31, 2023 was due to the election of fair value option accounting on securitizations issued beginning January 1, 2023.

Loan Servicing. Loan servicing expenses increased from $2.5 million for the three months ended March 31, 2022 to $3.8 million for the three months ended March 31, 2023, primarily attributable to the increase in our loan portfolio.

Professional Fees. Professional fees decreased to $1.0 million for the three months ended March 31, 2023 as compared to $1.4 million for the three months ended March 31, 2022, mainly due to an overall decrease in consulting fees in 2023.

Rent and Occupancy. Rent and occupancy expenses remained consistent at $0.4 million for the three months ended March 31, 2023 and 2022.

Net Expenses of Real Estate Owned. Net expenses of real estate owned increased from income of $0.2 million for the three months ended March 31, 2022 to expense of $1.8 million for the three months ended March 31, 2023, mainly due to the increase in valuation adjustments taken on the underlying collateral values.

Other Operating Expenses. Other operating expenses decreased from $2.5 million for the three months ended March 31, 2022 to $2.2 million for the three months ended March 31, 2023, mainly attributable to the decrease in reserve for repurchase of loans as we sold fewer loans in the first quarter of 2023.

Income Tax Expense. Income tax expense was $4.0 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively. Our annual consolidated effective tax rates were 27.9% and 27.4% for the three months ended March 31, 2023 and 2022, respectively.

Quarterly Results of Operations

The following table sets forth certain financial information for each completed fiscal quarter since the quarter ended June 30, 2021. The quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The following table sets forth our unaudited quarterly results for the periods indicated:

	Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022		December 31, 2021	September 30, 2021	June 30, 2021
($ in thousands)	(unaudited)
Interest income	$70,521	$65,632	$63,419	$59,243	$52,049		$49,360	$46,923	$44,978
Interest expense - portfolio related	42,029	40,854	34,561	28,752	23,556		23,666	20,321	20,566
Net interest income - portfolio related	28,492	24,778	28,858	30,491	28,493		25,694	26,602	24,412
Net interest margin - portfolio related	3.23%	2.84%	3.59%	4.10%	4.25%		4.27%	4.97%	4.83%
Interest expense - corporate debt	4,139	4,139	4,011	4,182	17,140		4,462	4,488	4,309
Net interest income	24,353	20,639	24,847	26,309	11,353		21,232	22,114	20,103
Net interest margin - total company	2.76%	2.36%	3.09%	3.54%	1.69%		3.53%	4.13%	3.98%
Provision for (reversal of) loan losses	636	(437)	580	279	730		377	228	(1,000)
Net interest income after provision for loan losses	23,717	21,076	24,267	26,030	10,623		20,855	21,886	21,103
Other operating income	12,558	11,029	2,509	3,039	5,648		2,617	339	2,432
Operating expenses	21,518	20,413	12,727	14,279	12,250		12,095	11,298	10,650
Income before income taxes	14,757	11,692	14,049	14,790	4,021		11,377	10,927	12,885
Less income attributable to noncontrolling interest	87	(235)	307	126	110		—	—	—
Income tax expense	4,021	3,465	3,759	4,019	790		3,024	2,905	3,432
Net income	$10,649	$8,462	$9,983	$10,645	$3,121	(1)	$8,353	$8,022	$9,453
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

Cash and Cash Equivalents

Our total liquidity plus available warehouse capacity was $578.2 million as of March 31, 2023 comprised of $39.4 million in cash, $5.9 million of available borrowings for unencumbered loans and $532.9 million of available warehouse capacity.

We had cash of $39.4 million and $36.3 million, excluding restricted cash of $16.6 million and $10.8 million as of March 31, 2023 and 2022, respectively. The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities as of the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2023	March 31, 2022
Cash provided by (used in):
Operating activities	$(11,928)	$11,836
Investing activities	(71,578)	(293,658)
Financing activities	77,483	281,684
Net change in cash, cash equivalents, and restricted cash	$(6,023)	$(138)

Cash flows from operating activities primarily includes net income adjusted for (1) cash used for origination and purchase of held for sale loans and the related cash proceeds from the sales of such loans, (2) non-cash items including depreciation, provision for loan loss, discount accretion, and valuation changes, and (3) changes in the balances of operating assets and liabilities.

For the three months ended March 31, 2023, our net cash used in operating activities consisted mainly of $19.1 million in origination of loans held for sale, $7.4 million change in value of fair value loans, partially offset by $10.7 million in net income.

For the three months ended March 31, 2023, our net cash used in investing activities consisted mainly of $197.9 million in cash used to originate held for investment loans, partially offset by $21.5 million proceeds from sales of loans and $99.8 million in cash received in payoffs of loans held for investment.

For the three months ended March 31, 2023, our net cash provided by financing activities consisted mainly of $246.8 million in borrowings from our warehouse and repurchase facilities and $197.5 million in proceeds of asset-backed securities issued. The cash generated was offset by repayments of $279.6 million on our warehouse and repurchase facilities and repayments of $86.2 million on asset-backed securities issued.

During the three months ended March 31, 2023, we used approximately $6.0 million of net cash and cash equivalents from operations, investing and financing activities. During the three months ended March 31, 2022, we used approximately $0.1 million of net cash and cash equivalents from operations, investing and financing activities.

Warehouse Facilities

As of March 31, 2023, we had five non-mark-to-market warehouse facilities and one modified mark-to-market warehouse facility to support our loan origination and acquisition facilities. One agreement is a two-year warehouse repurchase facility, three agreements are one-year warehouse repurchase facilities and two agreements are three-year warehouse facilities. The borrowings are collateralized by primarily performing loans, one of the warehouse facilities bear interest at one-month LIBOR and five warehouse facilities at SOFR, all at margins that range from 2.75% to 4.50%. Borrowing under these facilities was $299.0 million with $532.9 million of available capacity under our warehouse and repurchase facilities as of March 31, 2023.

All warehouse facilities fund less than 100% of the principal balance of the mortgage loans we own requiring us to use working capital to fund the remaining portion. We may need to use additional working capital if loans become delinquent, because the amount permitted to be financed by the facilities may change based on the delinquency performance of the pledged collateral.

All borrower payments on loans financed under the warehouse facilities are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities. The warehouse facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to-net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization of interest expense. If we fail to meet any of the covenants or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of March 31, 2023, we were in compliance with these covenants.

Securitizations

From May 2011 through March 2023, we have completed twenty-six securitizations, issuing $5.6 billion in principal amount of securities to third parties. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The following table summarizes the investor real estate loans securitized, securities issued, securities retained by us at the time of the securitization, and as of March 31, 2023 and December 31, 2022, and the stated maturity for each securitization. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 10%—30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

($ in thousands)		Securities Retained as of
Trusts	Securities Issued	Issuance Date	March 31, 2023	December 31, 2022	Stated Maturity Date
2016-1 Trust	$319,809	$38,792	$17,624	$17,541	April 2046
2017-2 Trust	245,601	12,927	2,558	2,697	October 2047
2018-1 Trust	176,816	9,308	1,978	2,065	April 2048
2018-2 Trust	307,988	16,210	4,218	4,352	October 2048
2019-1 Trust	235,580	12,399	4,052	4,178	March 2049
2019-2 Trust	207,020	10,901	3,962	4,007	July 2049
2019-3 Trust	154,419	8,127	3,256	3,281	October 2049
2020-1 Trust	248,700	13,159	6,320	6,746	February 2050
2020-2 Trust	96,352	32,118	12,847	12,847	June 2050
2021-1 Trust	251,301	13,227	9,546	10,120	May 2051
2021-2 Trust	194,918	10,260	—	—	August 2051
2021-3 Trust	204,205	—	—	—	October 2051
2021-4 Trust	319,116	—	—	—	December 2051
2022-1 Trust	273,594	5,015	4,531	4,718	February 2052
2022-2 Trust	241,388	11,202	11,170	11,170	March 2052
2022-MC1 Trust	84,967	40,911	44,395	44,038	May 2047
2022-3 Trust	296,323	18,914	18,587	18,587	May 2052
2022-4 Trust	308,357	25,190	25,027	25,027	July 2052
2022-5 Trust	188,754	65,459	65,141	65,141	October 2052
2023-1 Trust	198,715	41,593	41,103	—	December 2052
Total	$4,553,923	$385,712	$276,315	$236,515

The following table summarizes outstanding bond balances for each securitization as of March 31, 2023 and December 31, 2022:

($ in thousands)	March 31, 2023	December 31, 2022
2016-1 Trust	$19,896	$22,369
2017-2 Trust	55,981	59,183
2018-1 Trust	41,239	43,596
2018-2 Trust	91,189	93,792
2019-1 Trust	87,832	91,167
2019-2 Trust	81,096	82,508
2019-3 Trust	65,757	67,899
2020-1 Trust	128,280	136,643
2020-2 Trust	57,239	60,445
2021-1 Trust	186,986	196,969
2021-2 Trust	161,511	170,072
2021-3 Trust	172,915	178,038
2021-4 Trust	266,076	273,489
2022-1 Trust	250,986	256,667
2022-2 Trust	231,171	233,045
2022-MC1 Trust	48,298	54,528
2022-3 Trust	277,038	280,066
2022-4 Trust	297,702	301,856
2022-5 Trust	184,213	186,577
2023-1 Trust	195,999	—
	$2,901,403	$2,788,909

As of March 31, 2023 and December 31, 2022, the weighted average rates on the securities and certificates for the Trusts are as follows:

	March 31, 2023	December 31, 2022
2016-1 Trust	8.85%	8.59%
2017-2 Trust	3.95%	3.92%
2018-1 Trust	4.01%	4.05%
2018-2 Trust	4.50%	4.46%
2019-1 Trust	4.08%	4.06%
2019-2 Trust	3.41%	3.46%
2019-3 Trust	3.28%	3.25%
2020-1 Trust	2.84%	2.89%
2020-2 Trust	4.60%	4.60%
2021-1 Trust	1.75%	1.73%
2021-2 Trust	2.01%	2.02%
2021-3 Trust	2.45%	2.44%
2021-4 Trust	3.19%	3.20%
2022-1 Trust	3.93%	3.93%
2022-2 Trust	5.09%	5.07%
2022-MC1 Trust	6.88%	6.91%
2022-3 Trust	5.67%	5.67%
2022-4 Trust	6.24%	6.23%
2022-5 Trust	7.08%	7.10%
2023-1 Trust	7.01%	—

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

Secured Financing (Corporate Debt)

On March 15, 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to a term loan previously entered into during 2021. The remaining portion of the net proceeds from the 2022 Term Loan is used for loan originations and general corporate purposes.

At-The-Market Equity Offering Program

On September 3, 2021, we entered into separate Equity Distribution Agreements with JMP Securities LLC and Virtu Americas LLC to establish an at-the-market equity offering program (“ATM Program”) where we may issue and sell, from time to time, shares of our common stock. Our ATM Program allows for aggregate gross sales of our common stock of up to $50,000,000 provided that the number of shares sold under the ATM Program does not exceed 4,000,000. For the three months ended March 31, 2023, no common stock was issued under our ATM Program.

Contractual Obligations and Commitments

On March 15, 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months.

As of March 31, 2023, we maintained warehouse facilities to finance our investor real estate loans and had approximately $299.0 million in outstanding borrowings with $532.9 million of available capacity under our warehouse and repurchase facilities.

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

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Forward-looking statements may contain expectations regarding our operations, including our loan originations, our ability to resolve non-performing loans and avoid losses on non-performing loans and the disposition of REOs and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future funding and development of our business and products, including the future results of our at-the-market equity offering program. Although we believe that the expectations reflected in these forward-looking statements have a reasonable basis, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this Quarterly Report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

•
the description of our business contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and filed with the Securities and Exchange Commission (“SEC”) on March 13, 2023
•
the discussion of our analysis of financial condition and results of operations contained in this Quarterly Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
•
the notes to the consolidated financial statements contained in this Quarterly Report
•
cautionary statements we make in our public documents, reports and announcements

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides the information with respect to purchases made by us of shares of our common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 2023	54,538	$10.00	—	$—
February 2023	8,681	10.03	—	—
March 2023	22,355	9.13	—	—
Total	85,574	$9.78	—	$—
(1)
Shares purchased during the period were transferred to the Company from employees in satisfaction of tax withholding obligations and estimated taxes associated with the vesting of restricted stock awards during the period.
(2)
The Company currently does not have a common stock repurchase program.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Conversion	8-K	001-39183	3.1	1/22/2020

3.2	Restated Certificate of Incorporation of Velocity Financial, Inc.	8-K	001-39183	3	5/23/2022

3.3	Amended and Restated Bylaws of Velocity Financial, Inc.	8-K	001-39183	3.2	3/25/2022

4.1	Form of Stock Certificate for Common Stock	S-1	333-234250	4.1	10/18/2019

4.2	Form of Warrant to Purchase Common Stock	8-K	001-39183	4.1	4/7/2020

4.3	Description of the Registrant’s Securities	10K	001-39183	4.3	4/7/2020

10.1	Stockholders Agreement, dated as of January 16, 2020	10-K	001-39183	10.1	4/7/2020

10.2	Registration Rights Agreement, dated as of January 16, 2020	10-K	001-39183	10.2	4/7/2020

10.3	Registration Rights Agreement, dated as of April 7, 2020	8-K	333-234250	10.1	4/7/2020

10.4	Securities Purchase Agreement among Velocity Financial, Inc. and the Purchasers Party thereto dated April 5, 2020	8-K	001-39183	10.1	4/6/2020

10.5	Velocity Financial, Inc. Employee Stock Purchase Plan*	DEF 14A	001-39183	AII	4/8/2022

10.6	Amended and Restated Velocity Financial, Inc. 2020 Omnibus Incentive Plan*	DEF 14A	001-39183	AI	4/8/2022

10.7	Form of Nonqualified Stock Option Award Notice and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.6	1/6/2020

10.8	Form of Nonqualified Stock Option Award Notice and Agreement (Director Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.7	1/6/2020

10.9	Form of Nonqualified Stock Option Award Notice and Agreement (Executive Officer Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.8	1/6/2020

10.10	Form of Restricted Stock Unit Grant and Agreement (Director Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.9	1/6/2020

10.11	Form of Restricted Stock Unit Grant and Agreement (Standard Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.10	1/6/2020

10.12	Form of Restricted Stock Grant and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.11	1/6/2020

10.13	Velocity Financial 2023 Annual Cash Incentive and Performance Stock Units Programs for Messrs. Farrar, Szczepaniak and Taylor*	8-K	001-39183	-	1/17/2023

10.14	Form of Equity Distribution Agreement, dated September 3, 2021	8-K	001-39183	1.1	9/7/2021

10.15	Form of Officer and Director Indemnity Agreement*	S-1/A	333-234250	10.37	11/6/2019

10.16	Form of Performance Stock Unit Grant and Agreement*	-	-	-	-

10.17	Note Purchase Agreement Dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association, as collateral agent, and the respective purchasers of the Notes.	8-K	001-39183	10.1	3/16/2022

10.18	Security Agreement, dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association, as collateral agent.	8-K	001-39183	10.2	3/16/2022

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (ii) the Consolidated Statements of Income for the quarter ended March 31, 2023 and March 31, 2022, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter ended March 31, 2023 and March 31, 2022, (iv) the Consolidated Statements of Cash Flows for the quarter ended March 31, 2023 and March 31, 2022 and (v) the Notes to unaudited Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

VELOCITY FINANCIAL, INC.

Date: May 4, 2023	By:	/s/ Christopher D. Farrar
Christopher D. Farrar
Chief Executive Officer

Date: May 4, 2023	By:	/s/ Mark R. Szczepaniak
Mark R. Szczepaniak
Chief Financial Officer