Form 10-Q
period 2023-06-30
Velocity Financial, Inc.
filed 2023-08-04
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 32,764,110 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$33,987	$45,248
Restricted cash	16,786	16,808
Loans held for investment, net	3,057,940	3,272,390
Loans held for investment, at fair value	705,330	276,095
Total loans, net	3,763,270	3,548,485
Accrued interest receivables	22,602	20,463
Receivables due from servicers	63,896	65,644
Other receivables	1,306	1,075
Real estate owned, net	20,388	13,325
Property and equipment, net	3,023	3,356
Deferred tax asset	1,878	5,033
Mortgage servicing rights, at fair value	9,445	9,238
Goodwill	6,775	6,775
Other assets	7,789	13,525
Total assets	$3,951,145	$3,748,975
LIABILITIES
Accounts payable and accrued expenses	$95,344	$91,525
Secured financing, net	210,464	209,846
Securitized debt, net	2,622,547	2,736,290
Securitized debt, at fair value	381,799	—
Warehouse and repurchase facilities, net	235,749	330,814
Total liabilities	3,545,903	3,368,475
Commitments and contingencies
EQUITY
Common stock ($0.01 par value, 100,000,000 shares authorized; 32,860,849 and 32,523,516 shares issued, 32,741,628 and 32,489,869 shares outstanding at June 30, 2023 and December 31, 2022, respectively)	329	326
Treasury stock, at cost (119,221 and 33,647 common shares at June 30, 2023 and December 31, 2022, respectively)	(1,294)	(458)
Additional paid-in capital	303,207	300,310
Retained earnings	99,465	76,633
Total Velocity Financial, Inc. stockholders' equity	401,707	376,811
Noncontrolling interest in subsidiary	3,535	3,689
Total equity	405,242	380,500
Total liabilities and equity	$3,951,145	$3,748,975

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

($ in thousands)

The following table represents the assets and liabilities of consolidated variable interest entities as follows:

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Restricted cash	$2,980	$2,968
Loans held for investment, net	3,384,981	3,108,316
Accrued interest and other receivables	81,272	77,191
Real estate owned, net	17,443	10,380
Other assets	13	15
Total assets	$3,486,689	$3,198,870
LIABILITIES
Accounts payable and accrued expenses	$55,507	$50,169
Securitized debt	3,004,346	2,736,290
Total liabilities	$3,059,853	$2,786,459

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$74,897	$59,243	$145,418	$111,292
Interest expense — portfolio related	45,451	28,752	87,480	52,308
Net interest income — portfolio related	29,446	30,491	57,938	58,984
Interest expense — corporate debt	4,139	4,182	8,278	21,322
Net interest income	25,307	26,309	49,660	37,662
Provision for loan losses	298	279	933	1,009
Net interest income after provision for loan losses	25,009	26,030	48,727	36,653
Other operating income
Gain on disposition of loans	1,237	1,776	3,149	6,317
Unrealized gain on fair value loans	2,413	6	9,767	16
Unrealized gain on fair value securitized debt	5,560	—	5,391	—
Origination income	2,735	554	5,145	1,187
Bank interest income	1,189	—	2,136	—
Other income	903	1,256	1,290	2,353
Total other operating income	14,037	3,592	26,878	9,873
Operating expenses
Compensation and employee benefits	10,670	6,553	20,678	11,876
Origination expenses	123	1,504	72	2,447
Securitization expenses	2,699	—	5,284	—
Loan servicing	4,267	3,290	8,095	5,741
Professional fees	1,056	1,062	2,011	2,423
Rent and occupancy	458	426	905	868
Real estate owned, net	1,018	(251)	2,846	(426)
Other operating expenses	1,931	2,248	4,133	4,786
Total operating expenses	22,222	14,832	44,024	27,715
Income before income taxes	16,824	14,790	31,581	18,811
Income tax expense	4,602	4,019	8,623	4,809
Net income	12,222	10,771	$22,958	$14,002
Net income attributable to noncontrolling interest	39	126	126	236
Net income attributable to Velocity Financial, Inc.	12,183	10,645	$22,832	$13,766
Less undistributed earnings attributable to unvested restricted stock awards	185	164	347	212
Net earnings attributable to common stockholders	$11,998	$10,481	$22,485	$13,554
Earnings per common share
Basic	$0.37	$0.33	$0.70	$0.42
Diluted	$0.36	$0.31	$0.67	$0.40
Weighted average common shares outstanding
Basic	32,122	31,917	32,111	31,904
Diluted	34,140	34,057	34,095	34,130

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands)

(Unaudited)

	Common Stock				Treasury Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance – December 31, 2021	32,293,042	$323	$296,364	$44,422	—	$—	$341,109	$3,381	$344,490
Purchase of treasury stock, at cost	—	—	—	—	(33,647)	(458)	(458)	—	(458)
Restricted stock awarded and earned stock compensation	125,250	2	416	—	—	—	418	—	418
Stock-based compensation - Options	—	—	251	—	—	—	251	—	251
Net income	—	—	—	3,121	—	—	3,121	110	3,231
Balance – March 31, 2022	32,418,292	$325	$297,031	$47,543	(33,647)	$(458)	$344,441	$3,491	$347,932
Restricted stock awarded and earned stock compensation	31,215	—	555	—	—	—	555	—	555
Stock-based compensation - Options	—	—	254	—	—	—	254	—	254
Net income	—	—	—	10,645	—	—	10,645	126	10,771
Balance – June 30, 2022	32,449,507	$325	$297,840	$58,188	(33,647)	$(458)	$355,895	$3,617	$359,512

Balance – December 31, 2022	32,523,516	$326	$300,310	$76,633	(33,647)	$(458)	$376,811	$3,689	$380,500
Purchase of treasury stock, at cost	—	—	—	—	(85,574)	(836)	(836)	—	(836)
Restricted stock awarded and stock-based compensation expenses	198,137	2	998	—	—	—	1,000	—	1,000
Distribution to non-controlling interest	—	—	—	—	—	—	—	(160)	(160)
Net income	—	—	—	10,649	—	—	10,649	87	10,736
Balance – March 31, 2023	32,721,653	$328	$301,308	$87,282	(119,221)	$(1,294)	$387,624	$3,616	$391,240
Issuance of common stocks	107,567	1	874	—	—	—	875	—	875
Restricted stock awarded and stock-based compensation expenses	31,629	—	1,025	—	—	—	1,025	—	1,025
Distribution to non-controlling interest	—	—	—	—	—	—	—	(120)	(120)
Net income	—	—	—	12,183	—	—	12,183	39	12,222
Balance – June 30, 2023	32,860,849	$329	$303,207	$99,465	(119,221)	$(1,294)	$401,707	$3,535	$405,242

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Six Months Ended June 30,
	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net income	$22,958	$14,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	381	401
Amortization of right-of-use assets	642	664
Provision for loan losses	933	1,009
(Reversal of) provision for repurchase of loans	(76)	235
Origination of loans held for sale	(19,088)	—
Proceeds from sales of loans held for sale	19,816	—
Net accretion of discount on purchased loans and amortization of deferred loan origination costs	2,446	3,981
Provision for (reversal of) uncollectible borrower advances	505	(14)
Gain on disposition of loans	(902)	(4,809)
Real estate acquired through foreclosure in excess of recorded investment	(2,248)	(1,508)
Amortization of debt issuance discount and costs	10,614	16,956
Loss on disposal of property and equipment	—	14
Change in valuation of real estate owned	1,670	(93)
Change in valuation of fair value loans	(10,494)	(16)
Change in valuation of mortgage servicing rights	(207)	(1,286)
Change in valuation of fair value securitized debt	(5,391)	—
Loss (gain) on sale of real estate owned	39	(1,620)
Stock-based compensation	2,026	1,479
Deferred tax expense	3,154	1,408
Change in operating assets and liabilities:
Accrued interest and other receivables	(3,247)	(1,680)
Other assets	5,094	(4,882)
Accounts payable and accrued expenses	3,804	(11,141)
Net cash provided by operating activities	32,429	13,100
Cash flows from investing activities:
Purchase of loans held for investment	(8,546)	(5,021)
Origination of loans held for investment	(456,534)	(1,033,277)
Proceeds from sales of loans originally classified as held for investment	21,489	224,060
Payoffs of loans held for investment and loans at fair value	221,423	302,098
Purchase of real estate owned	—	(2,250)
Proceeds from sale of real estate owned	9,411	9,294
Change in advances	858	1,338
Change in impounds and deposits	(662)	(3,904)
Purchase of property and equipment	(48)	(217)
Net cash used in investing activities	(212,609)	(507,879)
Cash flows from financing activities:
Warehouse repurchase facilities advances	463,038	951,071
Warehouse repurchase facilities repayments	(557,753)	(1,043,666)
Proceeds from secured financing	—	215,000
Repayment of secured financing	—	(170,844)
Proceeds of securitized debt, net	461,684	879,136
Repayment of securitized debt	(196,457)	(308,298)
Debt issuance costs	(1,373)	(19,299)
Proceeds from issuance of common stocks, net	875	—
Purchase of treasury stock	(837)	(458)
Distribution to non-controlling interest	(280)	—
Net cash provided by financing activities	168,897	502,642
Net (decrease) increase in cash, cash equivalents, and restricted cash	(11,283)	7,863
Cash, cash equivalents, and restricted cash at beginning of period	62,056	47,604
Cash, cash equivalents, and restricted cash at end of period	$50,773	$55,467

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

($ in thousands)

	Six Months Ended June 30,
	2023	2022
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for interest	$83,445	$49,779
Cash (received) paid during the period for income taxes, net	(844)	21,579
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to held for sale	25,075	206,319
Transfer of loans held for investment to real estate owned	15,935	5,485
Transfer of accrued interest to loans held for investment	878	816
Discount on issuance of securitized debt	—	17,136
Transfer of loans held for sale to held for investment	4,218	73,598
Recognition of new leases in exchange for lease obligations	656	—

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

VCC, a California LLC formed on June 2, 2004, is a mortgage lender that originates and acquires residential and commercial investor real estate loans, providing capital to the investor real estate loan market. The Company is licensed as a California Finance Lender and, as such, is required to maintain a minimum net worth of $250 thousand. The Company does not believe there is any potential risk of not being able to meet this regulatory requirement. The Company uses its equity capital and borrowed funds to originate and invest in investor real estate loans and seeks to generate income based primarily on the difference between the yield on its investor real estate loan portfolio and the cost of its borrowings. The Company may also sell loans from time to time. The Company does not originate or acquire investments outside of the United States of America.

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2016-1 Trust through and including the 2023-2 Trust, all of which are New York common law trusts, with the exception of the VCC 2022-MC1 Trust which is a Delaware statutory trust. The Trusts are bankruptcy remote, variable interest entities (VIE) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed “Ginnie Mae” issuer/servicer that provides government-insured Federal Housing Administration (FHA) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century is a consolidated subsidiary of the Company as of completion of the acquisition. In addition, as a servicer of Ginnie Mae loans, Century is required to maintain a minimum net worth, and Century is in compliance with this requirement as of June 30, 2023.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2023 and 2022 have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

There have been no significant changes to the Company’s significant accounting policies as described in its 2022 Annual Report, other than the election of fair value option accounting on securitized debt issued effective January 1, 2023.

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

The consolidated financial statements as of June 30, 2023 and December 31, 2022 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs.

(d)
Fair Value Option Accounting

The Company has elected to apply fair value option ("FVO") accounting to securitized debt issued effective January 1, 2023 when the underlying collateral is also carried at fair value. The fair value option securitized debt is presented on a separate line item in the consolidated balance sheet. The Company reflects interest expense on the fair value option securitized debt as “interest” in the consolidated statements of income and presents the other fair value changes of these securitized debt separately in the consolidated financial statements.

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

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. In accordance with various mortgage servicing and related agreements, Century maintains escrow accounts for mortgage insurance premium, tax and insurance, working capital, sinking fund and other mortgage related escrows. The total escrow balances payable amounted to $83.5 million at June 30, 2023. This amount is not reflected on the consolidated balance sheet of the Company at June 30, 2023.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$33,987	$46,250
Restricted cash	16,786	9,217
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$50,773	$55,467

Note 5 — Loans Held for Investment and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment
Unpaid principal balance	$3,031,725	$688,100	$3,719,825
Valuation adjustments on FVO loans	—	17,230	17,230
Deferred loan origination costs	30,841	—	30,841
	3,062,566	705,330	3,767,896
Allowance for loan losses	(4,626)	—	(4,626)
Total loans held for investment and loans held for investment at fair value, net	$3,057,940	$705,330	$3,763,270

	December 31, 2022
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment
Unpaid principal balance	$3,243,854	$268,632	$3,512,486
Valuation adjustments on FVO loans	—	7,463	7,463
Deferred loan origination costs	33,429	—	33,429
	3,277,283	276,095	3,553,378
Allowance for loan losses	(4,893)	—	(4,893)
Total loans held for investment and loans held for investment at fair value, net	$3,272,390	$276,095	$3,548,485

The following tables summarize the Unpaid Principal Balance (“UPB”) and amortized cost basis of loans in the Company's COVID-19 forbearance program for the three and six months ended June 30, 2023 and the year ended December 31, 2022 ($ in thousands):

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	UPB	%	Amortized Cost	%	UPB	%	Amortized Cost	%
Beginning balance	$195,114		$197,350		$201,005		$203,346
Foreclosures	—		—		(99)		(99)
Repayments	(13,175)		(13,343)		(18,967)		(19,240)
Ending balance	$181,939		$184,007		$181,939		$184,007

Performing/Accruing	$138,419	76.1%	$139,941	76.1%	$138,419	76.1%	$139,941	76.1%

Nonperforming/Nonaccrual	$43,520	23.9%	$44,066	23.9%	$43,520	23.9%	$44,066	23.9%

	December 31, 2022
	UPB	%	Amortized Cost	%
Beginning balance	$292,429		$295,990
Additions	—		—
Foreclosures	(3,593)		(3,620)
Repayments	(87,831)		(89,024)
Ending balance	$201,005		$203,346

Performing/Accruing	$161,455	80.3%	$163,346	80.3%

Nonperforming/Nonaccrual	$39,550	19.7%	$40,000	19.7%

Since April 1, 2020, the inception of the COVID-19 forbearance program, the Company has modified $410.5 million in UPB of loans, which includes capitalized interest of $12.3 million. As of June 30, 2023, $234.7 million in UPB of modified loans has been paid down, which includes $4.7 million of capitalized interest received. The Company has not forgiven any capitalized interest.

Approximately 76.1% and 80.3% of the COVID forbearance loans in UPB were performing, and 23.9% and 19.7% were on nonaccrual status as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023 and December 31, 2022, the gross unpaid principal balances of loans held for investment pledged as collateral for the Company’s warehouse facilities and securitized debt issued were as follows (in thousands):

	June 30, 2023	December 31, 2022
The 2013 repurchase agreement	$86,225	$170,185
The 2021 repurchase agreement	69,728	101,024
The Bank credit agreement	42,317	39,087
The 2021 term repurchase agreement	108,840	104,594
The July 2021 term repurchase agreement	14,878	3,859
Total pledged loans	$321,988	$418,749

2016-1 Trust	$35,195	$39,720
2017-2 Trust	57,059	67,048
2018-1 Trust	41,983	48,139
2018-2 Trust	94,530	104,791
2019-1 Trust	94,839	104,249
2019-2 Trust	82,180	91,025
2019-3 Trust	70,193	75,618
2020-1 Trust	129,485	144,913
2020-2 Trust	75,123	81,259
2021-1 Trust	195,114	208,875
2021-2 Trust	160,867	172,144
2021-3 Trust	168,487	178,861
2021-4 Trust	264,406	275,741
2022-1 Trust	253,457	262,526
2022-2 Trust	237,924	245,339
2022-MC1 Trust	81,071	97,246
2022-3 Trust	287,694	299,638
2022-4 Trust	316,472	326,627
2022-5 Trust	242,400	251,288
2023-1 Trust	232,332	—
2023-2 Trust	222,551	—
Total	$3,343,362	$3,075,047
(a)
Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment, excluding loans carried at fair value, that were nonperforming and on nonaccrual status as of June 30, 2023 and December 31, 2022. There were no loans accruing interest that were greater than 90 days past due as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual Loans with Allowance
	($ in thousands)
Commercial - Purchase	$21,239	$20,304	$935	$137	1.0%
Commercial - Refinance	93,176	86,467	6,709	552	3.9
Residential 1-4 Unit - Purchase	49,826	49,826	—	—	—
Residential 1-4 Unit - Refinance	139,356	134,942	4,414	246	1.7
Short Term 1-4 Unit - Purchase	3,587	3,587	—	—	—
Short Term 1-4 Unit - Refinance	47,603	45,521	2,082	108	0.8
Total	$354,787	$340,647	$14,140	$1,043	7.4%

	December 31, 2022
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual Loans with Allowance
	($ in thousands)
Commercial - Purchase	$22,571	$22,437	$134	$28	0.2%
Commercial - Refinance	87,133	82,330	4,803	517	4.1
Residential 1-4 Unit - Purchase	27,984	27,516	468	118	0.9
Residential 1-4 Unit - Refinance	113,909	111,742	2,167	175	1.4
Short Term 1-4 Unit - Purchase	8,140	8,140	—	—	—
Short Term 1-4 Unit - Refinance	35,602	30,612	4,990	258	2.1
Total	$295,339	$282,777	$12,562	$1,096	8.7%

Troubled Debt Restructuring included in nonaccrual loans:	$—	$—	$—	$25	—

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

The following tables present the amortized cost basis in the loans held for investment, excluding loans held for investment at fair value, as of June 30, 2023 and 2022, and the amount of accrued interest receivables written off by reversing interest income by portfolio segment for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023		2022
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$664,482	$136	$677,491	$77
Commercial - Refinance	854,048	667	912,774	335
Residential 1-4 Unit - Purchase	553,269	476	529,796	61
Residential 1-4 Unit - Refinance	882,020	881	887,720	269
Short Term 1-4 Unit - Purchase	49,242	7	57,973	4
Short Term 1-4 Unit - Refinance	59,505	347	57,950	132
Total	$3,062,566	$2,514	$3,123,704	$878

	Six Months Ended June 30,
	2023		2022
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$664,482	$268	$677,491	$192
Commercial - Refinance	854,048	1,183	912,774	587
Residential 1-4 Unit - Purchase	553,269	773	529,796	281
Residential 1-4 Unit - Refinance	882,020	1,597	887,720	566
Short Term 1-4 Unit - Purchase	49,242	31	57,973	25
Short Term 1-4 Unit - Refinance	59,505	443	57,950	371
Total	$3,062,566	$4,295	$3,123,704	$2,022

The cash basis interest income recognized on nonaccrual loans was $8.0 million and $8.7 million for the three months ended June 30, 2023 and 2022, respectively. No accrued interest income was recognized on nonaccrual loans for the six months ended June 30, 2023. The average recorded investment of individually evaluated loans, computed using month-end balances, was $331.4 million and $260.8 million for the three months ended June 30, 2023 and 2022, and $316.9 million and $271.3 million for the six months ended June 30, 2023 and 2022, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring as of June 30, 2023 and 2022.

(b)
Allowance for Credit Losses

The following tables present the activity in the allowance for credit losses for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2023
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - April 1, 2023	$796	$2,060	$468	$1,363	$24	$334	$5,045
Provision for loan losses	(64)	(34)	(65)	(99)	752	(192)	298
Charge-offs	—	—	—	—	(717)	—	(717)
Ending balance	$732	$2,026	$403	$1,264	$59	$142	$4,626

Allowance related to:
Loans individually evaluated	$137	$552	$—	$246	$—	$108	$1,043
Loans collectively evaluated	$595	$1,474	$403	$1,018	$59	$34	$3,583
Amortized cost related to:
Loans individually evaluated	$21,239	$93,176	$49,826	$139,356	$3,587	$47,603	$354,787
Loans collectively evaluated	$643,243	$760,872	$503,443	$742,664	$45,655	$11,902	$2,707,779

	Three Months Ended June 30, 2022
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - April 1, 2022	$518	$2,140	$389	$1,029	$50	$537	$4,663
Provision for loan losses	94	(125)	51	241	(16)	34	279
Charge-offs	—	(19)	—	—	—	(18)	(37)
Ending balance	$612	$1,996	$440	$1,270	$34	$553	$4,905

Allowance related to:
Loans individually evaluated	$6	$434	$52	$196	$—	$476	$1,164
Loans collectively evaluated	$606	$1,562	$388	$1,074	$34	$77	$3,741
Amortized cost related to:
Loans individually evaluated	$14,911	$80,442	$22,885	$96,649	$2,302	$38,013	$255,202
Loans collectively evaluated	$662,580	$832,332	$506,911	$791,071	$55,671	$19,937	$2,868,502

	Six Months Ended June 30, 2023
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - January 1, 2023	$639	$2,031	$542	$1,272	$21	$388	$4,893
Provision for loan losses	93	74	(112)	3	816	59	933
Charge-offs	—	(79)	(27)	(11)	(778)	(305)	(1,200)
Ending balance	$732	$2,026	$403	$1,264	$59	$142	$4,626

Allowance related to:
Loans individually evaluated	$137	$552	$—	$246	$—	$108	$1,043
Loans collectively evaluated	$595	$1,474	$403	$1,018	$59	$34	$3,583
Amortized cost related to:
Loans individually evaluated	$21,239	$93,176	$49,826	$139,356	$3,587	$47,603	$354,787
Loans collectively evaluated	$643,243	$760,872	$503,443	$742,664	$45,655	$11,902	$2,707,779

	Six Months Ended June 30, 2022
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning Balance - January 1, 2022	$385	$2,144	$400	$948	$43	$342	$4,262
Provision for loan losses	374	(123)	40	427	(9)	300	1,009
Charge-offs	(147)	(25)	—	(105)	—	(89)	(366)
Ending balance	$612	$1,996	$440	$1,270	$34	$553	$4,905

Allowance related to:
Loans individually evaluated	$6	$434	$52	$196	$—	$476	$1,164
Loans collectively evaluated	$606	$1,562	$388	$1,074	$34	$77	$3,741
Amortized cost related to:
Loans individually evaluated	$14,911	$80,442	$22,885	$96,649	$2,302	$38,013	$255,202
Loans collectively evaluated	$662,580	$832,332	$506,911	$791,071	$55,671	$19,937	$2,868,502
(c)
Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-off rate in relation to its nonperforming loans as a credit quality indicator. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. Past due status is based on the contractual terms of the loan. The annualized charge-off rates were 0.77% and 0.27% of average nonperforming loans for the six months ended June 30, 2023 and 2022, respectively.

Other credit quality indicators include aging status and accrual status. The following table presents the aging status of the amortized cost basis in the loans held for investment portfolio, which include $184.0 million and $203.3 million loans in the Company’s COVID-19 forbearance program, excluding loans held for investment at fair value, as of June 30, 2023 and December 31, 2022, respectively (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
June 30, 2023	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$961	$2,658	$17,620	$21,239	$—	$21,239
Commercial - Refinance	4,647	7,047	81,482	93,176		93,176
Residential 1-4 Unit - Purchase	656	1,869	47,301	49,826	—	49,826
Residential 1-4 Unit - Refinance	2,077	1,653	135,626	139,356	—	139,356
Short Term 1-4 Unit - Purchase	176	—	3,411	3,587	—	3,587
Short Term 1-4 Unit - Refinance	—	205	47,398	47,603	—	47,603
Total loans individually evaluated	$8,517	$13,432	$332,838	$354,787	$—	$354,787
Loans collectively evaluated
Commercial - Purchase	$28,861	$7,744	$—	$36,605	$606,638	$643,243
Commercial - Refinance	38,895	17,841	—	56,736	704,136	760,872
Residential 1-4 Unit - Purchase	24,371	7,171	—	31,542	471,901	503,443
Residential 1-4 Unit - Refinance	40,966	21,836	—	62,802	679,862	742,664
Short Term 1-4 Unit - Purchase	823	3,336	—	4,159	41,496	45,655
Short Term 1-4 Unit - Refinance	1,082	745	—	1,827	10,075	11,902
Total loans collectively evaluated	$134,998	$58,673	$—	$193,671	$2,514,108	$2,707,779
Ending balance	$143,515	$72,105	$332,838	$548,458	$2,514,108	$3,062,566

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2022	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$865	$—	$21,706	$22,571	$—	$22,571
Commercial - Refinance	4,415	5,943	76,619	86,977	156	87,133
Residential 1-4 Unit - Purchase	590	592	26,802	27,984	—	27,984
Residential 1-4 Unit - Refinance	1,715	2,728	109,466	113,909	—	113,909
Short Term 1-4 Unit - Purchase	176	—	7,964	8,140	—	8,140
Short Term 1-4 Unit - Refinance	657	—	34,945	35,602	—	35,602
Total loans individually evaluated	$8,418	$9,263	$277,502	$295,183	$156	$295,339
Loans collectively evaluated
Commercial - Purchase	$24,899	$5,096	$—	$29,995	$648,842	$678,837
Commercial - Refinance	41,711	20,561	—	62,272	757,692	819,964
Residential 1-4 Unit - Purchase	22,840	13,948	—	36,788	523,661	560,449
Residential 1-4 Unit - Refinance	64,925	23,224	—	88,149	737,247	825,396
Short Term 1-4 Unit - Purchase	21,273	294	—	21,567	40,177	61,744
Short Term 1-4 Unit - Refinance	5,550	1,191	—	6,741	28,814	35,555
Total loans collectively evaluated	$181,198	$64,314	$—	$245,512	$2,736,433	$2,981,945
Ending balance	$189,616	$73,577	$277,502	$540,695	$2,736,589	$3,277,284
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of June 30, 2023 and December 31, 2022 (in thousands).

	Term Loans Amortized Cost Basis by Origination Year
June 30, 2023:	2022	2021	2020	2019	Pre-2019	Total
Commercial - Purchase
Payment performance
Performing	$263,561	$236,653	$33,956	$51,053	$58,020	$643,243
Nonperforming	4,536	4,956	533	4,166	7,048	21,239
Total Commercial - Purchase	$268,097	$241,609	$34,489	$55,219	$65,068	$664,482

Commercial - Refinance
Payment performance
Performing	$246,580	$199,498	$52,015	$92,882	$169,897	$760,872
Nonperforming	22,102	13,323	5,139	21,205	31,407	93,176
Total Commercial - Refinance	$268,682	$212,821	$57,154	$114,087	$201,304	$854,048

Residential 1-4 Unit - Purchase
Payment performance
Performing	$224,109	$205,756	$9,145	$27,854	$36,579	$503,443
Nonperforming	19,331	20,310	1,969	2,147	6,069	49,826
Total Residential 1-4 Unit - Purchase	$243,440	$226,066	$11,114	$30,001	$42,648	$553,269

Residential 1-4 Unit - Refinance
Payment performance
Performing	$304,498	$260,317	$20,897	$72,047	$84,905	$742,664
Nonperforming	40,691	33,740	8,632	28,998	27,295	139,356
Total Residential 1-4 Unit - Purchase	$345,189	$294,057	$29,529	$101,045	$112,200	$882,020

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$23,733	$710	$16,857	$4,355	$—	$45,655
Nonperforming	2,412	—	995	180	—	3,587
Total Short Term 1-4 Unit - Purchase	$26,145	$710	$17,852	$4,535	$—	$49,242

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$11,902	$—	$—	$—	$—	$11,902
Nonperforming	17,886	1,023	9,210	14,974	4,510	47,603
Total Short Term 1-4 Unit - Refinance	$29,788	$1,023	$9,210	$14,974	$4,510	$59,505

Total Portfolio	$1,181,341	$976,286	$159,348	$319,861	$425,730	$3,062,566

Gross charge-offs - quarter-ended June 30, 2023	$—	$717	$—	$—	$—	$717

Gross charge-offs - year-to-date June 30, 2023	$11	$743	$—	$446	$—	$1,200

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2022	2022	2021	2020	2019	2018	Pre-2018	Total
Commercial - Purchase
Payment performance
Performing	$273,950	$249,100	$36,064	$56,322	$33,193	$30,208	$678,837
Nonperforming	1,274	6,959	1,579	5,809	3,205	3,745	22,571
Total Commercial - Purchase	$275,224	$256,059	$37,643	$62,131	$36,398	$33,953	$701,408

Commercial - Refinance
Payment performance
Performing	$263,754	$210,898	$55,795	$103,633	$93,161	$92,723	$819,964
Nonperforming	9,012	11,801	3,855	23,423	20,408	18,634	87,133
Total Commercial - Refinance	$272,766	$222,699	$59,650	$127,056	$113,569	$111,357	$907,097

Residential 1-4 Unit - Purchase
Payment performance
Performing	$249,625	$227,235	$10,710	$31,685	$18,891	$22,303	$560,449
Nonperforming	7,281	10,107	2,165	2,313	1,553	4,565	27,984
Total Residential 1-4 Unit - Purchase	$256,906	$237,342	$12,875	$33,998	$20,444	$26,868	$588,433

Residential 1-4 Unit - Refinance
Payment performance
Performing	$338,959	$285,195	$24,703	$84,208	$39,870	$52,461	$825,396
Nonperforming	21,391	25,023	6,907	27,746	15,834	17,008	113,909
Total Residential 1-4 Unit - Purchase	$360,350	$310,218	$31,610	$111,954	$55,704	$69,469	$939,305

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$40,967	$944	$15,659	$4,174	$—	$—	$61,744
Nonperforming	1,287	5,212	995	542	104	—	8,140
Total Short Term 1-4 Unit - Purchase	$42,254	$6,156	$16,654	$4,716	$104	$—	$69,884

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$35,555	$—	$—	$—	$—	$—	$35,555
Nonperforming	786	1,221	10,545	18,245	4,805	—	35,602
Total Short Term 1-4 Unit - Refinance	$36,341	$1,221	$10,545	$18,245	$4,805	$—	$71,157

Total Portfolio	$1,243,841	$1,033,695	$168,977	$358,100	$231,024	$241,647	$3,277,284

(d)
Nonaccrual Loans - Loans Held for Investment at Fair Value

The following table presents the aggregate fair value of loans held for investment and held at fair value that are 90 days or more past due and/or in nonaccrual status, and the difference between the aggregate fair value and the aggregate unpaid principal balance as of June 30, 2023 by loan segments (in thousands):

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 days	90+days past due		Current–89 days	90+days past due		90+days past due
June 30, 2023	past due	or nonaccrual	Total	past due	or nonaccrual	Total	or nonaccrual
Commercial - Purchase	$100,143	$462	$100,605	$94,622	$592	$95,214	$(130)
Commercial - Refinance	111,599	1,276	112,875	104,676	1,429	106,105	(153)
Residential 1-4 Unit - Purchase	156,032	3,224	159,256	154,132	4,133	158,265	(909)
Residential 1-4 Unit - Refinance	265,388	9,300	274,688	257,677	11,631	269,308	(2,331)
Short Term 1-4 Unit - Purchase	26,701	1,012	27,713	27,072	1,298	28,370	(286)
Short Term 1-4 Unit - Refinance	29,530	663	30,193	29,988	850	30,838	(187)
Ending balance	$689,393	$15,937	$705,330	$668,167	$19,933	$688,100	$(3,996)

Note 6 — Receivables Due From Servicers

The following tables summarize receivables due from servicers as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Securitized debt	Warehouse and repurchase facilities and other	Total
Loan principal payments due from servicers	$25,996	$455	$26,451
Other loan servicing receivables	11,518	2,326	13,844
Loan servicing receivables	37,514	2,781	40,295
Corporate and escrow advances receivable	23,220	381	23,601
Total receivables due from servicers	$60,734	$3,162	$63,896

	December 31, 2022
	Securitized debt	Warehouse and repurchase facilities and other	Total
Loan principal payments due from servicers	$24,400	$664	$25,064
Other loan servicing receivables	13,095	2,521	15,616
Loan servicing receivables	37,495	3,185	40,680
Corporate and escrow advances receivable	21,995	2,969	24,964
Total receivables due from servicers	$59,490	$6,154	$65,644

Note 7 — Mortgage Servicing Rights

Mortgage loans serviced are related to the Century business and not included in the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others amounted to $500.7 million and $491.9 million as of June 30, 2023 and December 31, 2022, respectively. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Significant assumptions used in determining the fair value of servicing rights as of June 30, 2023 and December 31, 2022 include: 1) Weighted average discount rate of 8.0% and 8.1%. 2) Weighted average conditional prepayment rate of 6.9% and 6.3%.

The following table presents the Company's mortgage servicing rights as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Balance at the beginning of year	$9,238	$7,152
Mortgage servicing rights acquired, at fair value	—	—
Additions	250	—
Fair value adjustments	(43)	2,086
Balance at end of period	$9,445	$9,238

Note 8 — Goodwill

The following table presents the activity for goodwill as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Balance at the beginning of period	$6,775	$6,775
Goodwill acquired	—	—
Balance at end of period	$6,775	$6,775

Note 9 — Securitized Debt and Securitized Debt at Fair Value

As of June 30, 2023, the Company is the sole beneficial interest holder of twenty-two Trusts, which are variable interest entities included in the consolidated financial statements. The securitization transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 10%–30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from July 2045 through April 2053.

The following tables summarize securitized debt and securitized debt at fair value as of June 30, 2023 and December 31, 2022 ($ in thousands):

	June 30, 2023
(in thousands)	Securitized debt, net	Securitized debt at fair value	Total securitized debt
Securitized debt	$2,668,582	$389,628	$3,058,210
Valuation adjustments on FVO securitized debt	—	(7,829)	(7,829)
Deferred issuance costs and discounts	(46,035)	—	(46,035)
Total securitized debt and securitized debt at fair value	$2,622,547	$381,799	$3,004,346

	December 31, 2022
(in thousands)	Securitized debt, net	Securitized debt at fair value	Total securitized debt
Unpaid principal balance	$2,788,908	$—	$2,788,908
Valuation adjustments on FVO securitized debt	—	—	—
Deferred issuance costs and discounts	(52,618)	—	(52,618)
Total securitized debt and securitized debt at fair value	$2,736,290	$—	$2,736,290

The following table presents the effective interest rate of securitized debt and securitized debt at fair value for the six months ended June 30, 2023 and 2022 ($ in thousands):

	Six Months Ended June 30,
Securitized debt:	2023	2022
Interest expense	$76,737	$44,428
Average outstanding unpaid principal balance	2,973,388	2,175,263
Effective interest rate (1)	5.16%	4.08%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance, which includes average rates of 4.54% and 3.38%, and debt issuance cost amortization of 0.62% and 0.70% for the six months ended June 30, 2023 and 2022, respectively.

Note 10 — Other Debt

Secured financings and warehouse facilities are utilized to finance the origination and purchase of commercial real estate mortgage loans. Warehouse facilities are designated to fund mortgage loans that are purchased and originated within specified underwriting guidelines. Most of these lines of credit fund less than 100% of the principal balance of the mortgage loans originated and purchased, requiring the use of working capital to fund the remaining portion.

(a)
Secured Financing, Net (Corporate Debt)

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to a term loan previously entered into during 2021 (the "2021 Term Loan"). The remaining portion of the net proceeds from the 2022 Term Loan is used for loan originations and general corporate purposes. As of June 30, 2023, the balance of the 2022 Term Loan was $215.0 million. The balance in the consolidated balance sheets is net of debt issuance costs of $4.5 million as of June 30, 2023. The 2022 Term Loan is secured by substantially all assets of the Company not otherwise pledged under a securitized debt or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of June 30, 2023, the Company was in compliance with all covenants.

(b)
Warehouse Repurchase and Revolving Loan Facilities, Net

On January 4, 2011, Century entered into a Master Participation and Facility Agreement with a bank (“the September 2022 Term Repurchase Agreement”). The Facility Agreement has a current extended maturity date of July 31, 2024, and is a short-term borrowing facility, collateralized by performing loans, with a maximum capacity of $60.0 million, and bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 1.60% with a 0.25% floor. The effective interest rate was 7.2% at June 30, 2023. There was no outstanding balance at December 31, 2022.

On August 8, 2016, Century entered a Promissory Note Revolving Credit Line with a bank (“Revolving Credit Line”). The Revolving Credit Line matured on July 31, 2023, and was a short-term unsecured borrowing line, with a maximum capacity of $3.0 million, and bears interest at SOFR plus 2.00% with a 0.25% floor. There were no outstanding balances at June 30, 2023 and December 31, 2022.

On May 17, 2013, the Company entered into a Repurchase Agreement (“the 2013 Repurchase Agreement”) with a warehouse lender. The 2013 Repurchase Agreement is a modified mark-to-market agreement and has a current maturity date of September 29, 2023, and is a short-term borrowing facility, collateralized by a pool of performing loans, with a maximum capacity of $300.0 million, and bears interest at SOFR plus 3.50%. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rates were 10.1% and 5.7% at June 30, 2023 and December 31, 2022, respectively.

On September 12, 2018, the Company entered into a three-year non-mark-to-market secured revolving loan facility agreement (“the Bank Credit Agreement”) with a bank. The Bank Credit Agreement has a current extended maturity date of November 10, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SFOR plus 3.61%, with a floor of 4.25%. The maximum capacity under this facility is $50.0 million. The effective interest rates were 8.9% and 5.8% at June 30, 2023 and December 31, 2022, respectively.

On January 29, 2021, the Company entered into a non-mark-to-market Repurchase Agreement (“the 2021 Repurchase Agreement”) with a warehouse lender. The 2021 Repurchase Agreement has a current extended maturity date of May 15, 2024, and is a short-term borrowing facility, collateralized by a pool of loans, with a maximum capacity of $200.0 million, and bears interest at SOFR plus a margin of 3.00% during the availability period and 4.00% during the amortization period. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rates were 10.4% and 6.4% at June 30, 2023 and December 31, 2022, respectively.

On April 16, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the 2021 Term Repurchase Agreement”) with a warehouse lender. The 2021 Term Repurchase Agreement has a maturity date of April 16, 2026, with a borrowing period through April 14, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SOFR plus a margin of 3.10%. The maximum capacity under this facility is $100.0 million. The effective interest rates were 8.3% and 5.6% at June 30, 2023 and December 31, 2022, respectively.

On July 29, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the July 2021 Term Repurchase Agreement”) with a warehouse lender. The July 2021 Term Repurchase Agreement has a maturity date of July 29, 2024, with an option to extend the term to July 29, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at one-month American Interbank Offered Rate ("AMERIBOR") with a 0.5% floor plus 4.50% per annum. The maximum capacity under this facility is $100.0 million. The effective interest rates were 21.1% and 10.0% at June 30, 2023 and December 31, 2022, respectively.

On October 7, 2022, the Company entered into a $10.2 million short-term repurchase agreement ("the October 2022 Repurchase Agreement) and bore interest at SOFR plus 1.58%. The repurchase agreement was paid off in April 2023. The effective interest rates were 6.6% and 6.1% at June 30, 2023 and December 31, 2022, respectively.

Certain loans are pledged as security under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants.

The following table summarizes the maximum borrowing capacity and current gross balances outstanding of the Company’s warehouse facilities and loan agreements as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Period end balance (1)	Maximum borrowing capacity	Period end balance (1)	Maximum borrowing capacity
The 2021 term repurchase agreement	$73,097	$100,000	$74,334	$100,000
The 2021 repurchase agreement	54,482	200,000	79,504	200,000
The July 2021 term repurchase agreement	8,534	100,000	2,185	100,000
The 2013 repurchase agreement	69,436	300,000	136,165	300,000
The bank credit agreement	31,476	50,000	29,495	50,000
The October 2022 repurchase agreement	—	—	10,057	18,818
The September 2022 term repurchase agreement	—	60,000	—	60,000
Revolving credit line	—	3,000	—	3,000
Total	$237,025	$813,000	$331,740	$831,818
(1)
Warehouse repurchase facilities amounts in the consolidated balance sheets are net of debt issuance costs amounting to $1.3 million and $0.9 million as of June 30, 2023 and December 31, 2022, respectively.

The following table provides an overview of the activity and effective interest rate for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Warehouse and repurchase facilities:
Average outstanding balance	$238,027	$318,960	$231,762	$328,603
Highest outstanding balance at any month-end	320,544	379,169	320,544	426,959
Effective interest rate (1)	9.93%	5.16%	9.27%	4.80%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance. The rate includes average rate of 9.12% and 4.59%, and debt issuance cost amortization of 0.81% and 0.57%, for the three months ended June 30, 2023 and 2022, respectively, and includes average rate of 8.61% and 4.23%, and debt issuance cost amortization of 0.66% and 0.57%, for the six months ended June 30, 2023 and 2022, respectively.

The following table provides a summary of interest expense that includes interest, amortization of discount, and deal cost amortization for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Warehouse and repurchase facilities	$5,910	$4,115	$10,743	$7,880
Securitized debt	39,541	24,637	76,737	44,428
Interest expense — portfolio related	45,451	28,752	87,480	52,308
Interest expense — corporate debt	4,139	4,182	8,278	21,322
Total interest expense	$49,590	$32,934	$95,758	$73,630

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

The Company records a repurchase liability relating to representations and warranties and early payment defaults. The method used to estimate the liability for repurchase is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults. The Company establishes a liability at the time loans are sold and continually updates the estimated repurchase liability. The level of the repurchase liability for representations and warranties and early payment default requires considerable management judgment. As of June 30, 2023 and December 31, 2022, the balance of repurchase liability was $48 thousand and $124 thousand, respectively, and it is included in accounts payable and accrued expenses in the consolidated balance sheets.

(b)
Legal Proceedings

The Company is a party to various legal proceedings in the normal course of business. The Company, after consultation with legal counsel, believes the disposition of all pending litigation will not have a material effect on the Company’s consolidated financial condition or results of operations.

(c)
Employee Retention Credit

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company, with the guidance from a third-party specialist, determined it was eligible for a refundable employee retention credit (“ERC”) subject to certain criteria.

The Company applied for ERC for the first three quarters’ wages paid in calendar year 2021. During the second quarter of 2023, the Company received approximately $4.2 million of ERC. Due to the subjectivity of the credit, the Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. Accordingly, the $4.2 million ERC, net of the third-party specialist fees of $0.6 million, are deferred until the uncertainty surrounding them is resolved. The net amount is included in accounts payable and accrued expenses on the consolidated balance sheets for the quarter ended June 30, 2023.

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

In January 2023, the Company issued 198,137 shares of restricted stock awards and 153,637 shares of performance stock unit awards to certain employees, including named executive officers at no cost to employees. In May 2023, the Company issued 31,629 shares of restricted stock awards to certain non-employee directors.

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

The Company recognized a total of $1.0 million and $0.8 million compensation expense related to the outstanding stock options, unvested restricted stock awards, ESPP, and unvested performance-based stock unit awards granted to employees for the three months ended June 30, 2023 and 2022, respectively. Such amount is included in “Compensation and employee benefits” on the Consolidated Statement of Income. The amount of unrecognized compensation expense related to unvested restricted stock awards, ESPP, and performance-based stock unit awards totaled $5.7 million and $5.3 million as of June 30, 2023 and 2022, respectively.

Treasury share purchases represent shares surrendered to the Company approximately equal in value to the statutory payroll tax withholding obligations and other estimated tax obligations arising from the vesting of employee restricted stock awards. During the three months ended March 31, 2023, the Company purchased 85,574 treasury shares at an average price of $9.78 per share. No shares were purchased during the three months ended June 30, 2023.

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

The following table presents the basic and diluted earnings per share calculations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)		(In thousands, except per share data)
Basic EPS:
Net income attributable to common shareholders	$12,183	$10,645	$22,832	$13,766
Less: earnings attributable to participating securities	185	164	347	212
Net earnings attributable to common shareholders	$11,998	$10,481	$22,485	$13,554
Weighted average common shares outstanding	32,122	31,917	32,111	31,904
Basic earnings per common share	$0.37	$0.33	$0.70	$0.42
Diluted EPS:
Net income attributable to common stockholders	$12,183	$10,645	$22,832	$13,766
Weighted average common shares outstanding	32,122	31,917	32,111	31,904
Add dilutive effects for warrants	1,883	1,986	1,877	2,057
Add dilutive effects for stock options	4	4	5	4
Add dilutive effects of unvested restricted stock awards	95	150	78	165
Add dilutive effects of unvested performance-based stock units	36	—	24	—
Weighted average diluted common shares outstanding	34,140	34,057	34,095	34,130
Diluted earnings per common share	$0.36	$0.31	$0.67	$0.40

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	773	773	773	773
Unvested restricted stock awards	84	125	84	125
Unvested performance-based stock units	—	103	—	103
Share equivalents excluded from EPS	857	1,001	857	1,001

Note 14 — Warrants

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

Loans Held for Investment, Net, and Loans Held for Investment, at Fair Value

The Company uses a third-party loan valuation model to estimate the fair value of its nonperforming mortgage loans, a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company’s nonperforming mortgage loans are yield, voluntary prepayments, severity, and foreclosure frequency. The Company uses an in-house loan valuation model to estimate the fair value of its performing mortgage loans, a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company’s performing mortgage loans are discount rate, constant prepayment rate, and constant default rate. Significant changes in any of those inputs in isolation could result in a significant change to the mortgage loans’ fair value measurement.

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

Securitized Debt, Net, and Securitized Debt, at Fair Value

The Company obtains the fair value estimates at instrument level from a third-party broker dealer based on trader input on benchmark securities, bond structure and collateral characteristics and performance and pricing factors such as yield, spread, average life, prepayment speeds, default rate and severities, a Level 2 measurement. Significant changes in any of those inputs in isolation could result in a significant change to securitized debt’s fair value measurement.

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

Fair Value Disclosures

The following tables present information on assets and liabilities measured and recorded at fair value as of June 30, 2023 and December 31, 2022, by level, in the fair value hierarchy (in thousands):

	Fair value measurements using			Total at
June 30, 2023	Level 1	Level 2	Level 3	fair value
Assets:
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$705,330	$705,330
Mortgage servicing rights	—	—	9,445	9,445
Total recurring fair value measurements	—	—	714,775	714,775
Nonrecurring fair value measurements:
Real estate owned, net	—	—	20,388	20,388
Individually evaluated loans requiring specific allowance, net	—	—	13,097	13,097
Total nonrecurring fair value measurements	—	—	33,485	33,485
Total assets	$—	$—	$748,260	$748,260

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$381,799	$—	$381,799
Total recurring fair value measurements	—	381,799	—	381,799
Total liabilities	$—	$381,799	$—	$381,799

	Fair value measurements using			Total at
December 31, 2022	Level 1	Level 2	Level 3	fair value
Assets:
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$276,095	$276,095
Mortgage servicing rights	—	—	9,238	9,238
Total recurring fair value measurements	—	—	285,333	285,333
Nonrecurring fair value measurements:
Real estate owned, net	—	—	13,325	13,325
Individually evaluated loans requiring specific allowance, net	—	—	11,466	11,466
Total nonrecurring fair value measurements	—	—	24,791	24,791
Total assets	$—	$—	$310,124	$310,124

The following table presents gains and losses recognized on assets measured on a nonrecurring basis for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (loss) on assets measured on a nonrecurring basis	2023	2022	2023	2022
Real estate held for sale, net	$(492)	$(143)	$(1,670)	$93
Individually evaluated loans requiring specific allowance, net	(48)	434	53	242
Total net gain (loss)	$(540)	$291	$(1,617)	$335

The following table presents the primary valuation techniques and unobservable inputs related to Level 3 assets that are recorded on a recurring and nonrecurring basis as of June 30, 2023 ($ in thousands):

	June 30, 2023
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Recurring:
Loans held for investment, at fair value	$705,330	Discounted cash flow	Discount rate	9.5% to 11.0%	9.7%
			Prepayment rate	0.0% to 50.0%	26.7%
			Default rate	0.3% to 94.9%	9.7%
			Loss severity rate	0.0% to 24.8%	2.9%
			Recovery lag (performing loans, in months)	17	17
Mortgage servicing rights	9,445	Discounted cash flow	Discount rate	8.0%	8.0%
			Prepayment rate	5.6% to 16.9%	6.9%
Nonrecurring:
Individually evaluated loans requiring specific allowance, net	$13,097	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	20,388	Market comparables	Selling costs	8.0%	8.0%

The following table presents the primary valuation techniques and unobservable inputs related to Level 3 assets as of December 31, 2022 ($ in thousands):

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

The following is a roll-forward of loans held for investment that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$450,732	$—	$276,095	$—
Originations	258,646	—	456,534	—
Loans liquidated	(13,464)	—	(21,485)	—
Principal paydowns	(1,764)	—	(2,796)	—
Total unrealized gain included in net income	3,108	—	9,767	—
Loans transferred to held for sale	—	—	(20,857)	—
Loans repurchased	8,072	—	8,072	—
Ending balance	$705,330	$—	$705,330	$—

The following is a roll-forward of loans held for sale that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$18,080	$77,502	$—	$87,908
Originations	—	—	19,088	—
Loans liquidated	(17,385)	$(77,502)	(39,945)	$(223,788)
Total unrealized loss included in net income	(695)	—	—	—
Loans transferred from (to) held for investment	—	(390)	20,857	135,490
Loans repurchased	—	390	—	390
Ending balance	$—	$—	$—	$—

The following is a roll-forward of securitized debt that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$194,941	$—	$—	$—
Securitized debt additions	201,000	—	398,487	—
Securitized debt paydowns	(8,582)	—	(11,297)	—
Total unrealized gain included in net income	(5,560)	—	(5,391)	—
Ending balance	$381,799	$—	$381,799	$—

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value through the use of a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of June 30, 2023 and December 31, 2022, the only financial assets measured at fair value, or lower of cost or fair value, were certain individually evaluated loans held for investment, loans held for sale, mortgage servicing rights, REO, FVO loans, and securitized debt at fair value, which were measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $13.1 million and $11.5 million as of June 30, 2023 and December 31, 2022, net of specific allowance for credit losses of approximately $1.0 million and $1.1 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated (in thousands):

	June 30, 2023
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$33,987	$33,987	$—	$—	$33,987
Restricted cash	16,786	16,786	—	—	16,786
Loans held for investment, net	3,057,940	—	—	2,879,626	2,879,626
Loans held for investment, at fair value	705,330	—	—	705,330	705,330
Accrued interest receivables	22,602	22,602	—	—	22,602
Mortgage servicing rights	9,445	—	—	9,445	9,445

Liabilities:
Secured financing, net	$210,464	$—	$—	$211,634	$211,634
Warehouse repurchase facilities, net	235,749	—	235,749	—	235,749
Securitized debt, net	2,622,547	—	2,335,949	—	2,335,949
Securitized debt, at fair value	381,799	—	381,799	—	381,799
Accrued interest payable	18,068	18,068	—	—	18,068

	December 31, 2022
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$45,248	$45,248	$—	$—	$45,248
Restricted cash	16,808	16,808	—	—	16,808
Loans held for investment, net	3,272,390	—	—	3,201,850	3,201,850
Loans held for investment, at fair value	276,095	—	—	276,095	276,095
Accrued interest receivable	20,463	20,463	—	—	20,463
Mortgage servicing rights	9,238	—	—	9,238	9,238

Liabilities:
Secured financing, net	$209,846	$—	$—	$211,854	$211,854
Warehouse repurchase facilities, net	330,814	—	330,814	—	330,814
Securitized debt net	2,736,290	—	—	2,522,010	2,522,010
Accrued interest payable	16,369	16,369	—	—	16,369

Note 16 — Subsequent Events

On August 2, 2023, the Company completed the securitization of $85.9 million of investor real estate loans, which will be accounted for as a secured borrowing during the quarter ended September 30, 2023.

The Company has evaluated events that have occurred subsequent to June 30, 2023 through the issuance of the accompanying consolidated financial statements and has concluded there are no other subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

In addition, the statements and assumptions in this Quarterly Report that are not statements of historical fact are forward-looking statements within the meaning of federal securities laws. In particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the next quarter and beyond are forward-looking statements. For important information regarding these forward-looking statements, please see the discussion below under the caption "Forward-Looking Statements.”

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee and, based on all loans in our portfolio as of June 30, 2023, has an average balance of approximately $390 thousand. As of June 30, 2023, our loan portfolio totaled $3.7 billion of UPB on properties in 45 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 68.2%, of which the 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, represented 54.2% of the UPB. For the three months ended June 30, 2023, the annualized yield on our total portfolio was 8.24%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitized debt, corporate debt, and equity. The securitized debt market is our primary source of long-term financing. We have successfully executed twenty-eight securitized debt, resulting in a total of over $5.7 billion in gross debt proceeds from May 2011 through June 2023. We may also continue to sell loans from time to time for cash in lieu of holding the loans in our loan portfolio.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on our loan portfolio and interest expense paid on our portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of our warehouse facilities and securitized debt and excludes our corporate debt. For the three months ended June 30, 2023, our annualized portfolio related net interest margin was 3.24%, relatively flat compared to the 3.23% for the quarter ended March 31, 2023. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for loan losses and operating expenses. For the three and six months ended June 30, 2023, including net income attributable to noncontrolling interest, we generated pre-tax income of $16.8 million and $31.6 million, and net income of $12.2 million and $23.0 million, respectively.

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

The fair value option ("FVO") accounting to our securitized debt is on a case-by-case basis effective January 1, 2023. The fair value option securitized debt is presented on a separate line item in the consolidated balance sheet.

Recent Developments

Securitized Debt

During the quarter ended June 30, 2023, we completed two securitizations, VCC 2023-1R and VCC 2023-2. $64.8 million of securities were issued by VCC 2023-1R, and $202.2 million of securities were issued by VCC 2023-2. Securities issued by VCC 2023-1R are collateralized by retained tranches from previous VCC securitizations issued between 2019 to 2023. Securities issued by VCC 2023-2 are collateralized by long term mortgage loans.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires certain judgments and assumptions, based on information available at the time of preparation of the consolidated financial statements, in determining accounting estimates used in preparation of the consolidated financial statements. The following discussion addresses the accounting policies that we believe apply to us based on the nature of our operations. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all the decisions and assessments used to prepare our financial statements are based upon reasonable assumptions given the information available at that time.

These polices and estimates relate to the allowance for loan losses and deferred income tax assets and liabilities. Our critical accounting policies and estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC.

How We Assess Our Business Performance

Net income is the primary metric by which we assess our business performance. Accordingly, we closely monitor the primary drivers of net income which consist of the following:

Net Interest Income

Net interest income is the largest contributor to our net income and is monitored on both an absolute basis and relative to provisions for loan losses and operating expenses. We generate net interest income to the extent that the rate at which we lend in our portfolio exceeds the cost of financing our portfolio, which we primarily achieve through long-term securitized debt. Accordingly, we closely monitor the financing markets and maintain consistent dialogue with investors and financial institutions as we evaluate our financing sources and cost of funds.

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

Availability and Cost of Funding

Our primary funding sources have historically included cash from operations, warehouse facilities, term securitized debt, corporate debt, and equity. We believe we have an established brand in the term securitized debt market and that this market will continue to support our portfolio growth with long-term financing. Changes in macroeconomic conditions can adversely impact our ability to issue securitized debt and, thereby, limit our options for long-term financing. In consideration of this potential risk, we have entered into a credit facility for longer-term financing that will provide us with capital resources to fund loan growth in the event we are not able to issue securitized debt.

One of our six warehouse repurchase and revolving loan facilities have interest payment obligations tied to the one-month American Interbank Offered Rate, ("AMERIBOR"). Five of our warehouse repurchase and revolving loan facilities have interest payment obligations tied to the Secured Overnight Offering Rate ("SOFR").

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

Portfolio and Asset Quality

Key Portfolio Statistics

	June 30, 2023	March 31, 2023	June 30, 2022
	($ in thousands)
Total loans	$3,719,825	$3,596,176	$3,090,258
Loan count	9,541	9,147	7,779
Average loan balance	$390	$393	$397
Weighted average loan-to-value	68.2%	68.1%	68.2%
Weighted average coupon	8.4%	8.2%	7.5%
Nonperforming loans (UPB) (A)	$371,154	$309,937	$252,253
Nonperforming loans (% of total) (A)	10.0%	8.6%	8.2%

(A) Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $43.5 million, $38.7 million, and $45.9 million of COVID-19 forbearance-granted loans 90 days or more past due or placed on nonaccrual status as of June 30, 2023, March 31,2023, and June 30, 2022, respectively.

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

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

($ in thousands)	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
Three Months Ended June 30, 2023:
Loan originations — held for investment	722	$258,646	$358	11.00%	67.7%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	722	$258,646	$358	11.00%	67.7%
Loan acquisitions — held for investment	—	—	—	(—)%	(—)%
Total loans originated	722	$258,646	$358	11.00%	67.7%
Three Months Ended March 31, 2023:
Loan originations — held for investment	587	$197,888	$337	11.08%	66.6%
Loan originations — held for sale	2	19,088	9,544	5.34%	47.5%
Total loan originations	589	$216,976	$368	10.58%	65.0%
Loan acquisitions — held for investment	—	—	—	(—)%	(—)%
Total loans originated	589	$216,976	$368	10.58%	65.0%
Three Months Ended June 30, 2022:
Loan originations — held for investment	1,072	$445,424	$416	7.75%	69.7%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	1,072	$445,424	$416	7.75%	69.7%
Loan acquisitions — held for investment	1	492	492	7.74%	60.0%
Total loans originated and acquired	1,073	$445,916	$416	7.75%	69.7%

During the second quarter of 2023, we originated $258.6 million of loans, which is an increase of $41.7 million from $217.0 million for the three months ended March 31, 2023 and a decrease of $186.8 million from $445.4 million for the quarter ended June 30, 2022. The decrease from June 2022 is primarily as a result of increased interest rates and strategically reducing originations.

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

(in thousands)	June 30, 2023	December 31, 2022
Unpaid principal balance	$3,719,825	$3,512,486
Valuation adjustments on FVO loans	17,230	7,463
Deferred loan origination costs	30,841	33,429
Total loans held for investment, gross	3,767,896	3,553,378
Allowance for credit losses	(4,626)	(4,893)
Loans held for investment, net	$3,763,270	$3,548,485

The following table illustrates the contractual maturities for our loans held for investment in aggregate UPB and as a percentage of our total held for investment loan portfolio as of the dates indicated:

	June 30, 2023		December 31, 2022		June 30, 2022
($ in thousands)	UPB	%	UPB	%	UPB	%
Loans due in less than one year	$141,299	3.8%	$146,916	4.2%	$89,251	2.9%
Loans due in one to five years	36,051	1.0	31,777	0.9	28,264	0.9
Loans due in more than five years	3,542,475	95.2	3,333,793	94.9	2,972,743	96.2
Total loans held for investment	$3,719,825	100.0%	$3,512,486	100.0%	$3,090,258	100.0%

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

For the June 30, 2023 estimate, we considered a severe stress scenario with an eight-quarter reasonable and supportable forecast period followed by a two-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate given the continued inflation in the United States, the war between Russia and Ukraine, continued disruption in the supply chain, and concerns of a recession.

Our allowance for loan losses as of June 30, 2023 was $4.6 million compared to $4.9 million as of December 31, 2022 and $4.9 million as of June 30, 2022. The decrease in allowance for credit losses from December 31, 2022 and from June 30, 2022 was primarily due to loan payoffs decreasing the non-FVO loan portfolio. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss, is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

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

The following table illustrates the activity in our allowance for loan losses over the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Allowance for credit losses:
Beginning balance	$5,045	$4,663	$4,893	$4,262
Provision for loan losses	298	279	933	1,009
Charge-offs	(717)	(37)	(1,200)	(366)
Ending balance	$4,626	$4,905	$4,626	$4,905
Total loans held for investment (UPB), excluding FVO (1)	$3,031,725	$3,088,950	$3,031,725	$3,088,950
Allowance for credit losses / loans held for investment, excluding FVO	0.15%	0.16%	0.15%	0.16%

(1)
Reflects the UPB of loans held for investment excluding loans held for investment at fair value (FVO).

Credit Quality – Loans Held for Investment and Loans Held for Investment at Fair Value

The following table provides delinquency information on our loans held for investment and loans held for investment at fair value by UPB as of the dates indicated:

($ in thousands)	June 30, 2023 (A)		COVID-19 Forbearance	December 31, 2022 (A)		COVID-19 Forbearance	June 30, 2022 (A)		COVID-19 Forbearance
Performing/Accruing:
Current	$3,114,091	83.7%	$123,443	$2,969,989	84.6%	$120,884	$2,692,799	87.1%	$168,774
30-59 days past due	164,586	4.4	9,995	186,051	5.3	33,668	105,808	3.4	15,741
60-89 days past due	69,994	1.9	4,981	63,657	1.8	6,902	39,398	1.3	3,357
90+ days past due	—	—	—	—	—	—	—	—	—
Total Performing Loans	3,348,671	90.0	138,419	3,219,697	91.7	161,454	2,838,005	91.8	187,872
Nonperforming/Nonaccrual:
<90 days past due	23,125	0.6	5,066	17,852	0.5	1,116	16,878	0.6	2,545
90+ days past due	39,536	1.1	2,088	32,566	0.9	1,681	20,341	0.7	5,853
Bankruptcy	20,256	0.5	1,130	22,435	0.6	7,272	19,560	0.6	3,551
In foreclosure	288,237	7.8	35,236	219,936	6.3	29,482	195,474	6.3	36,493
Total nonperforming loans	371,154	10.0	43,520	292,789	8.3	39,551	252,253	8.2	48,442
Total loans held for investment	$3,719,825	100.0%	$181,939	$3,512,486	100.0%	$201,005	$3,090,258	100.0%	$236,314

(A)
Balance includes $181.9 million UPB of loans held for investment as of June 30, 2023, $201.0 million as of December 31, 2022, and $236.3 million as of June 30, 2022 in our COVID-19 forbearance program.

Other than loans in the COVID-19 forbearance program, loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $371.2 million, or 10.0% of our held for investment loan portfolio as of June 30, 2023, compared to $292.8 million, or 8.3% as of December 31, 2022, and $252.3 million, or 8.2% of the held for investment loan portfolio as of June 30, 2022. We believe the significant equity cushion at origination and the active management of loans will continue to minimize credit losses on the resolution of defaulted loans and disposition of REO properties.

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following tables summarize the resolution activities of loans that became nonperforming prior to the beginning of the periods indicated or became nonperforming and subsequently resolved during the periods indicated. We resolved $43.6 million of long-term and short-term non-performing loans during the quarter ended June 30, 2023, which was higher compared to $36.9 million during the quarter ended March 31, 2023 and lower compared to $47.1 million during the quarter ended June 30, 2022. We also resolved $6.5 million of nonperforming loans transferred to REO during the quarter ended June 30, 2023, which was higher compared to $1.8 million and $3.4 million during the quarter ended March 31, 2023 and June 30, 2022. From these resolution activities, we realized net gains of $1.5 million, $1.3 million, and $5.7 million during the quarters ended June 30, 2023, March 31, 2023, and June 30, 2022, respectively. This is largely the result of collecting default interest and prepayment penalties in excess of the contractual principal and interest due on loans.

The table below includes resolutions for our long-term nonperforming loans and REO's.

	Three Months Ended
Long-Term Loans	June 30, 2023		March 31, 2023		June 30, 2022
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$13,485	$965	$11,274	$632	$16,934	$3,303
Resolved — paid current	19,771	280	18,477	233	17,407	129
Resolved — REO sold	4,836	(382)	570	137	2,107	816
Total resolutions	$38,092	$863	$30,321	$1,002	$36,448	$4,248
Recovery rate on resolved nonperforming UPB		102.3%		103.3%		111.7%

The table below includes resolutions for our short-term nonperforming loans and REO's, and also includes loans that were granted a COVID-19 forbearance in 2020. The short-term loans, or loans with a maturity of two-year or less, do not require prepayment fees and usually result in a lower gain when paid in full, as compared to long term loans.

	Three Months Ended
Short-Term and Forbearance Loans	June 30, 2023		March 31, 2023		June 30, 2022
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$7,004	$318	$5,560	$348	$9,913	$976
Resolved — paid current	3,290	89	1,633	9	2,877	22
Resolved — REO sold	1,672	222	1,209	(21)	1,262	500
Total resolutions	$11,966	$629	$8,402	$336	$14,052	$1,498
Recovery rate on resolved nonperforming UPB		105.3%		104.0%		110.7%

Our charge-offs incurred have been small as a percentage of nonperforming loans held for investment. The table below shows our actual loan losses for the periods indicated.

	Six Months Ended		Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2023		March 31, 2023		June 30, 2022
Average nonperforming loans for the period (1)	$313,800		$298,703		$267,998
Charge-offs	1,200		484		366
Charge-offs / Average nonperforming loans for the period (1)	0.76%	(2)	0.65%	(2)	0.27%	(2)

(1)
Reflects the monthly average of nonperforming loans held for investment during the period.
(2)
Reflects annualized charge-offs to average nonperforming loans for the period.

Concentrations – Loans Held for Investment

As of June 30, 2023, our held for investment loan portfolio was concentrated in investor 1-4 loans, representing 54.2% of the UPB. Mixed used properties represented 12.2% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. Geographically, the principal balance of our loans held for investment were concentrated 21.7% in California, 19.2% in New York, 14.0% in Florida, and 7.4% in New Jersey.

Property Type	June 30, 2023
($ in thousands)	Loan Count	UPB	% of Total UPB
Investor 1-4	5,837	$2,016,017	54.2%
Mixed use	1,093	452,418	12.2
Retail	668	321,828	8.7
Multifamily	552	303,682	8.2
Warehouse	364	235,264	6.3
Office	463	194,654	5.2
Other(1)	564	195,962	5.2
Total loans held for investment	9,541	$3,719,825	100.0%

(1)
All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	June 30, 2023
($ in thousands)	Loan Count	UPB	% of Total UPB
California	1,264	$806,195	21.7%
New York	1,300	713,750	19.2
Florida	1,312	520,627	14.0
New Jersey	865	273,423	7.4
Other(1)	4,800	1,405,830	37.7
Total loans held for investment	9,541	$3,719,825	100.0%

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

As of June 30, 2023, our REO included 45 properties with a lower of cost or estimated fair value of $20.4 million compared to 39 properties with a lower of cost or estimated fair value of $21.8 million as of March 31, 2023.

Key Performance Metrics

	Three Months Ended
($ in thousands)	June 30, 2023 (1)	March 31, 2023 (1)	June 30, 2022 (1)
Average loans	$3,637,570	$3,525,028	$2,973,680
Portfolio yield	8.24%	8.00%	7.97%
Average debt — portfolio related	3,258,651	3,151,650	2,651,300
Average debt — total company	3,473,651	3,366,650	2,866,300
Cost of funds — portfolio related	5.58%	5.33%	4.34%
Cost of funds — total company	5.71%	5.49%	4.60%
Net interest margin — portfolio related	3.24%	3.23%	4.10%
Net interest margin — total company	2.78%	2.76%	3.54%
Charge-offs/Average loans held for investment, excluding FVO loans	0.09%	0.06%	0.27%
Pre-tax return on equity	16.81%	15.26%	16.42%
Return on equity	12.21%	11.10%	12.06%

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

Average Debt — Portfolio Related and Total Company

Portfolio-related debt consists of borrowings related directly to financing our loan portfolio, which includes our warehouse facilities and securitized debt. Total company debt consists of portfolio-related debt and corporate debt. The measures presented here reflect the monthly average of all portfolio-related and total company debt, as measured by outstanding principal balance, over the specified time period.

Cost of Funds — Portfolio Related and Total Company

Portfolio related cost of funds is an annualized measure of the interest expense incurred on our portfolio-related debt as a percentage of average portfolio-related debt outstanding over the given period. Total company cost of funds is an annualized measure of the interest expense incurred on our portfolio-related debt and corporate debt outstanding over the given period. Interest expense includes the amortization of expenses incurred in connection with our portfolio related financing activities and corporate debt. Through the issuance of long-term securitized debt, we have been able to fix a significant portion of our borrowing costs over time. The strong credit performance on our securitized debt has allowed us to issue debt at attractive rates.

Our portfolio related cost of funds increased to 5.58% for the three months ended June 30, 2023 from 5.33% for the three months ended March 31, 2023 and increased from 4.34% for the three months ended June 30, 2022.

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

Over the periods shown below, our portfolio related net interest margin of 3.24% for the three months ended June 30, 2023 remained consistent with the 3.23% for the three months ended March 31, 2023, and decreased from 4.10% for the three months ended June 30, 2022. The decrease from June 30, 2022 was primarily due to higher debt cost caused by an overall increase in interest rates.

Our total company net interest margin decreased to 2.78% for the three months ended June 30, 2023 from 3.54% for the three months ended June 30, 2022 and remained consistent from 2.76% for the three months ended March 31, 2023, respectively. The decrease in total company net interest margin during the three months ended June 30, 2023 from the three months ended June 30, 2022 was primarily due to higher interest rates as compared to the same period in 2022.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Three Months Ended
	June 30, 2023			March 31, 2023			June 30, 2022
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
($ in thousands)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Loan portfolio:
Loans held for sale	$3,477			$12,896			$62,987
Loans held for investment	3,634,093			3,512,133			2,910,693
Total loans	$3,637,570	$74,897	8.24%	$3,525,029	$70,521	8.00%	$2,973,680	$59,243	7.97%

Debt:
Warehouse facilities	$238,027	$5,910	9.93%	$225,497	$4,833	8.57%	$318,960	$4,115	5.16%
Securitized debt	3,020,624	39,541	5.24%	2,926,153	37,196	5.08%	2,332,340	24,637	4.23%
Total debt - portfolio related	3,258,651	45,451	5.58%	3,151,650	42,029	5.33%	2,651,300	28,752	4.34%
Corporate debt	215,000	4,139	7.70%	215,000	4,139	7.70%	215,000	4,182	7.78%
Total debt	$3,473,651	$49,590	5.71%	$3,366,650	$46,168	5.49%	$2,866,300	$32,934	4.60%

Net interest spread - portfolio related (2)			2.66%			2.67%			3.63%
Net interest margin - portfolio related			3.24%			3.23%			4.10%

Net interest spread - total company (3)			2.53%			2.52%			3.37%
Net interest margin - total company			2.78%			2.76%			3.54%

(1)
Annualized.
(2)
Net interest spread — portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)
Net interest spread — total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.

Charge-Offs

Our annualized charge-off rate over average loans held for investment carried at amortized cost for the three months ended June 30, 2023 increased to 0.09% as compared to 0.06% for the three months ended March 31, 2023 and decreased as compared to 0.27% for the three months ended June 30, 2022. The charge-offs rate reflects year-to-date annualized charge-offs as a percentage of average loans held for investment for the respective quarters. We do not record charge-offs on FVO loans which are carried at estimated fair value. We do not record charge-offs on our loans held for sale which are carried either at fair value or the lower of cost or estimated fair value.

Pre-Tax Return on Equity and Return on Equity

Pre-tax return on equity and return on equity reflect income before income taxes and net income including income attributable to noncontrolling interest, respectively, as a percentage of the monthly average total stockholders’ equity including noncontrolling interest over the specified period. Pre-tax return on equity and return on equity were higher during the quarter ended June 30, 2023 compared to the quarters ended March 31, 2023 and the quarter ended June 30, 2022 due to the increase in income before income taxes and net income.

	Three Months Ended
($ in thousands)	June 30, 2023	March 31, 2023	June 30, 2022
Income before income taxes (A)	$16,824	$14,757	$14,664	(2)
Net income (B)	12,222	10,736	10,771

Monthly average balance:
Stockholders' equity (C)	400,441	386,935	357,218

Pre-tax return on equity (A)/(C) (1)	16.8%	15.3%	16.4%

Return on equity (B)/(C) (1)	12.2%	11.1%	12.1%

(1)
Annualized.
(2)
Income before income taxes for the quarter ended June 30, 2022 excluded $126 thousand of net income attributable to noncontrolling interest.

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

Interest Expense — Portfolio Related

Portfolio related interest expense is incurred on the debt we incur to fund our loan origination and portfolio activities and consists of our warehouse facilities and securitized debt. Portfolio related interest expense also includes the amortization of expenses incurred as a result of issuing the debt, which are amortized using the level yield method. Key drivers of interest expense include the debt amounts outstanding, interest rates, and the mix of our securitized debt and warehouse liabilities.

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

Provision for Loan Losses

Effective January 1, 2020, we adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments replacing the incurred loss accounting approach with the current expected credit loss (CECL) approach. Under the CECL methodology, the allowance for credit losses is calculated using a third-party model with our historical loss rates by segment, loans position as of the balance sheet date, and assumptions from us. We do not record provision for loan losses on our FVO loans.

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

Unrealized Gain/(Loss) on Fair Value Loans. We have elected to apply the fair value option accounting to all our originated mortgage loans on a go-forward basis beginning October 1, 2022. We have elected to account for certain purchased distressed loans at fair value using FASB ASC Topic 825, Financial Instruments (ASC 825). We regularly estimate the fair value of these loans. Changes in fair value subsequent to initial recognition of fair value loans are reported as unrealized gain/(loss) on fair value loans, a component of other operating income within the consolidated statements of income.

Unrealized Gain/(Loss) on Fair Value Securitized Debt. We have elected to apply the fair value option accounting to securitized debt issued effective January 1, 2023 when the underlying collateral is also carried at fair value. We regularly estimate the fair value of securitized debt. Changes in fair value subsequent to initial recognition of fair value securitized debt are reported as unrealized gain/(loss) on fair value securitized debt, a component of other operating income within the consolidated statements of income.

Origination Income. Fee income related to our loan origination activities.

Bank Interest Income. Interest income on bank balances.

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

Securitization Expenses. Costs related to issuance of our securitized debt.

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

Provision for Income Taxes

The provision for income taxes consists of the current and deferred U.S. federal and state income taxes we expect to pay, currently and in future years, with respect to the net income for the year. The amount of the provision is derived by adjusting our reported net income with various permanent differences. The tax-adjusted net income amount is then multiplied by the applicable federal and state income tax rates to arrive at the provision for income taxes.

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Interest income	$74,897	$59,243	$145,418	$111,292
Interest expense - portfolio related	45,451	28,752	87,480	52,308
Net interest income - portfolio related	29,446	30,491	57,938	58,984
Interest expense - corporate debt	4,139	4,182	8,278	21,322
Net interest income	25,307	26,309	49,660	37,662
Provision for loan losses	298	279	933	1,009
Net interest income after provision for loan losses	25,009	26,030	48,727	36,653
Other operating income	14,037	3,592	26,878	9,873
Total operating expenses	22,222	14,832	44,024	27,715
Income before income taxes	16,824	14,790	31,581	18,811
Income tax expense	4,602	4,019	8,623	4,809
Net income	12,222	10,771	22,958	14,002
Net income attributable to noncontrolling interest	39	126	126	236
Net income attributable to Velocity Financial, Inc.	$12,183	$10,645	$22,832	$13,766

Net Interest Income — Portfolio Related

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	2023	2022	$ Change
Interest income	$74,897	$59,243	$15,654	$145,418	$111,292	$34,126
Interest expense - portfolio related	45,451	28,752	16,699	87,480	52,308	35,172
Net interest income - portfolio related	$29,446	$30,491	$(1,045)	$57,938	$58,984	$(1,046)

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income remained relatively consistent decreasing to $29.4 million from $30.5 million for the three months ended June 30, 2023 and 2022. Our portfolio related net interest income decreased from $59.0 million for the six months ended June 30, 2022 to $58.0 million for the six months ended June 30, 2023.

Interest Income. Interest income increased by $15.7 million to $74.9 million for the three months ended June 30, 2023, compared to $59.2 million for the three months ended June 30, 2022. The increase was primarily attributable to higher portfolio balances and an increase in the average loan yield, which increased from 7.97% for the three months ended June 30, 2022 to 8.24% for the three months ended June 30, 2023. Interest income increased by $34.1 million to $145.4 million for the six months ended June 30, 2023, compared to $111.3 million for the six months ended June 30, 2022. The increase in six months ended June 30, 2023 was primarily attributable to higher portfolio balances due to loan originations and higher average loan yield.

The following tables distinguish between the change in interest income attributable to change in volume and the change in interest income attributable to a change in rate for the three and six months ended June 30, 2023 and 2022, respectively. The effect of changes in volume is determined by multiplying the change in average loan balance (i.e., $0.7 billion) by the previous period’s average yield (i.e., 7.97%). The effect of rate changes is calculated by multiplying the change in average yield (i.e., (0.27%) by the current period’s average loan balance (i.e., $3.6 billion).

	Three Months Ended June 30, 2023 and 2022
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Three months ended June 30, 2023	$3,637,570	$74,897	8.24%
Three months ended June 30, 2022	2,973,680	59,243	7.97%
Volume variance	663,890	13,228
Rate variance		2,426	0.27%
Total interest income variance		$15,654
(1) Annualized.

	Six Months Ended June 30, 2023 and 2022
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Six Months Ended June 30, 2023	$3,581,299	$145,418	8.12%
Six Months Ended June 30, 2022	2,828,266	111,292	7.87%
Volume variance	753,033	29,632
Rate variance		4,494	0.25%
Total interest income variance		$34,126
(1) Annualized.

Interest Expense — Portfolio Related. Portfolio related interest expense, which consists of interest incurred on our warehouse facilities and securitized debt, increased from $28.8 million for the three months ended June 30, 2022 to $45.5 million for the three months ended June 30, 2023, and increased from $52.3 million for the six months ended June 30, 2022 to $87.5 million for the six months ended June 30, 2023, primarily attributable to a higher loan portfolio being financed and increased interest rates.

The following tables present the information regarding the portfolio related interest expense and distinguishes between the change in interest expense attributable to changes in the average outstanding debt balance (volume) versus changes in cost of funds (rate) for the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30, 2023 and 2022
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Three months ended June 30, 2023	$3,258,651	$45,451	5.58%
Three months ended June 30, 2022	2,651,300	28,752	4.34%
Volume variance	607,351	6,590
Rate variance		10,109	1.24%
Total interest expense variance		$16,699
(1)
Includes securitized debt and warehouse agreements.
(2)
Annualized.

	Six Months Ended June 30, 2023 and 2022
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Six Months Ended June 30, 2023	$3,205,150	$87,480	5.46%
Six Months Ended June 30, 2022	2,503,866	52,308	4.18%
Volume variance	701,284	14,657
Rate variance		20,515	1.28%
Total interest expense variance		$35,172
(1)
Includes securitized debt and warehouse agreements.
(2)
Annualized.

Net Interest Income After Provision for Loan Losses

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2023	2022	$ Change	2023	2022	$ Change
Net interest income - portfolio related	$29,446	$30,491	$(1,045)	$57,938	$58,984	$(1,046)
Interest expense - corporate debt	4,139	4,182	(43)	8,278	21,322	(13,044)
Net interest income	25,307	26,309	(1,002)	49,660	37,662	11,998
Provision for loan losses	298	279	19	933	1,009	(76)
Net interest income after provision for loan losses	$25,009	$26,030	$(1,021)	$48,727	$36,653	$12,074

Interest Expense — Corporate Debt. Corporate debt interest expense decreased to $4.1 million for the three months ended June 30, 2023, compared to $4.2 million for the three months ended June 30, 2022, and decreased to $8.3 million for the six months ended June 30, 2023, compared to $21.3 million for the six months ended June 30, 2022, primarily due to the $12.8 million prepayment fee and unamortized debt issuance costs associate with the payoff of our corporate debt in March 2022.

Provision for Loan Losses. Our provision for loan losses remained consistent at $0.3 million for the three months ended June 30, 2023 and 2022, and decreased from $1.0 million for the six months ended June 30, 2022 to $0.9 million for the six months ended June 30, 2023, primarily due to a decrease in our loans held for investment portfolio carried at amortized cost. The loans held for investment portfolio decreased due to paydowns on our existing amortized cost portfolio and the election of fair value option accounting on all new loan originations effective October 1, 2022.

Other Operating Income

The $10.7 million increase in total other operating income during three months ended June 30, 2023 and $17.6 million increase for the six months ended June 30, 2023 was mainly due to the election of fair value option accounting on new loan originations beginning October 1,2022, and the election of fair value option accounting on certain securitized debt effective January 1, 2023.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2023	2022		$ Change	2023	2022		$ Change
Gain on disposition of loans	$1,237	$1,776		$(539)	$3,149	$6,317		$(3,168)
Unrealized gain on fair value loans	2,413	6		2,407	9,767	16		9,751
Unrealized gain on fair value securitized debt	5,560	—		5,560	5,391	—		5,391
Origination income	2,735	554	(1)	2,181	5,145	1,187	(1)	3,958
Bank interest income	1,189	—		1,189	2,136	—		2,136
Other income	903	1,256	(2)	(353)	1,290	2,353	(2)	(1,063)
Total other operating income	$14,037	$3,592		$10,445	$26,878	$9,873		$17,005
(1)
Origination income included in other income for the three and six months ended June 30, 2022, respectively have been reclassified to conform to current period presentation.
(2)
$0.6 million and $1.2 million of origination expense included in other income for the three and six months ended June 30, 2022, respectively have been reclassified to origination expense to conform to current period presentation.

Operating Expenses

Operating expenses are presented in the following table. Changes in operating expenses comparing to the same periods prior year are discussed below.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2023	2022		$ Change	2023	2022		$ Change
Compensation and employee benefits	$10,670	$6,553		$4,117	$20,678	$11,876		$8,802
Origination expenses	123	1,504	(1)	(1,381)	72	2,447	(1)	(2,375)
Securitization expenses	2,699	—		2,699	5,284	—		5,284
Loan servicing	4,267	3,290		977	8,095	5,741		2,354
Professional fees	1,056	1,062		(6)	2,011	2,423		(412)
Rent and occupancy	458	426		32	905	868		37
Real estate owned, net	1,018	(251)		1,269	2,846	(426)		3,272
Other operating expenses	1,931	2,248	(1)	(317)	4,133	4,786	(1)	(653)
Total operating expenses	$22,222	$14,832		$7,390	$44,024	$27,715		$16,309
(1)
$1.0 million and $1.3 million origination expenses included in other operating expenses for the three and six months ended June 30, 2022 , respectively have been reclassified to origination expenses to conform to current period presentation. $0.6 million and $1.2 million of origination expenses included in other income for the three and six months ended June 30, 2022, respectively have been reclassified to origination expenses to conform to current period presentation.

Compensation and Employee Benefits. Compensation and employee benefits increased by $4.1 million to $10.7 million for the three months ended June 30, 2023 compared to $6.6 million for the three months ended June 30, 2022, and increased by $8.8 million to $20.7 million for the six months ended June 30, 2023 compared to $11.9 million for the six months ended June 30, 2022. The increase was mainly driven by the FVO accounting on all new loan originations beginning October 1, 2022, as all origination costs on FVO loans are expensed as incurred as opposed to being deferred and amortized prior to October 1, 2022.

Origination (Income) Expenses. Origination expenses decreased to an income of $0.2 million for the three months ended June 30, 2023, compared to an expense of $1.0 million for the three months ended June 30, 2022, and decreased to an income of $0.6 million for the six months ended June 30, 2023, compared to an expense of $1.3 million for the six months ended June 30, 2022. The increase in origination income was due to an increase in fee income on loan originations.

Securitization Expenses. The increase in securitization expenses of $2.7 million and $5.3 million for the three and six months ended June 30, 2023 was due to the election of fair value option accounting on securitized debt issued in 2023. Securitization expenses on FVO securitized debt are expensed as incurred as opposed to being deferred and amortized for securitized debt at amortized cost.

Loan Servicing. Loan servicing expenses increased from $3.3 million for the three months ended June 30, 2022 to $4.3 million for the three months ended June 30, 2023, and increased from $5.7 million for the six months ended June 30, 2022 to $8.1 million for the six months ended June 30, 2023, primarily attributable to the increase in our loan portfolio.

Professional Fees. Professional fees remained consistent at $1.1 million for the three months ended June 30, 2023 and 2022, and decreased by $0.4 million to $2.0 million for the six months ended June 30, 2023 as compared to $2.4 million for the six months ended June 30, 2022, mainly due to an overall decrease in consulting fees in 2023.

Rent and Occupancy. Rent and occupancy expenses remained consistent at $0.4 million and $0.9 million for the three and six months ended June 30, 2023 and 2022.

Net Expenses of Real Estate Owned. Net expenses of real estate owned increased from income of $0.3 million for the three months ended June 30, 2022 to expense of $1.0 million for the three months ended June 30, 2023, and increased from income of $0.4 million for the six months ended June 30, 2022 to expense of $2.8 million for the six months ended June 30, 2023, mainly due to the decrease in realized gain on REO disposition and the increase in valuation adjustments taken on the underlying collateral values.

Other Operating Expenses. Other operating expenses decreased from $2.2 million for the three months ended June 30, 2022 to $1.9 million for the three months ended June 30, 2023, and decreased from $4.8 million for the six months ended June 30, 2022 to $4.1 million for the six months ended June 30, 2023, mainly attributable to the decrease in reserve for repurchase of loans.

Income Tax Expense. Income tax expense was $4.6 million and $4.0 million for the three months ended June 30, 2023 and 2022, and $8.6 million and $4.8 million for the six months ended June 30, 2023 and 2022, respectively. Our annual consolidated effective tax rates were 27.6% and 27.4% for the years 2023 and 2022 respectively.

Quarterly Results of Operations

The following table sets forth certain financial information for each completed fiscal quarter since the quarter ended September 30, 2021. The quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The following table sets forth our unaudited quarterly results for the periods indicated:

	Three Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022		December 31, 2021	September 30, 2021
($ in thousands)	(unaudited)
Interest income	$74,897	$70,521	$65,632	$63,419	$59,243	$52,049		$49,360	$46,923
Interest expense - portfolio related	45,451	42,029	40,854	34,561	28,752	23,556		23,666	20,321
Net interest income - portfolio related	29,446	28,492	24,778	28,858	30,491	28,493		25,694	26,602
Net interest margin - portfolio related	3.24%	3.23%	2.84%	3.59%	4.10%	4.25%		4.27%	4.97%
Interest expense - corporate debt	4,139	4,139	4,139	4,011	4,182	17,140		4,462	4,488
Net interest income	25,307	24,353	20,639	24,847	26,309	11,353		21,232	22,114
Net interest margin - total company	2.78%	2.76%	2.36%	3.09%	3.54%	1.69%		3.53%	4.13%
Provision for (reversal of) loan losses	298	636	(437)	580	279	730		377	228
Net interest income after provision for loan losses	25,009	23,717	21,076	24,267	26,030	10,623		20,855	21,886
Other operating income	14,037	12,843	11,420	3,027	3,592	6,281		3,190	719
Operating expenses	22,222	21,803	20,804	13,245	14,832	12,883		12,668	11,678
Income before income taxes	16,824	14,757	11,692	14,049	14,790	4,021		11,377	10,927
Less income attributable to noncontrolling interest	39	87	(235)	307	126	110		—	—
Income tax expense	4,602	4,021	3,465	3,759	4,019	790		3,024	2,905
Net income	$12,183	$10,649	$8,462	$9,983	$10,645	$3,121	(1)	$8,353	$8,022
(1)
Net income for the three months ended March 31, 2022 includes a write-off of deferred deal costs and prepayment fees related to the refinancing of the corporate debt. Excluding the one-time write-off, net income for the period was $12.4 million.

Liquidity and Capital Resources

Sources and Uses of Liquidity

We fund our lending activities primarily through borrowings under our warehouse repurchase facilities, securitized debt, other corporate-level debt, equity and debt securities, and net cash provided by operating activities to manage our business. We use cash to originate and acquire investor real estate loans, repay principal and interest on our borrowings, fund our operations and meet other general business needs.

Cash and Cash Equivalents

Our total liquidity plus available warehouse capacity including Century's revolving credit line was $648.0 million as of June 30, 2023 comprised of $34.0 million in cash, $38.0 million of available borrowings for unencumbered loans, $573.0 million of available warehouse capacity, and $3.0 million revolving credit line.

We had cash of $34.0 million and $46.3 million, excluding restricted cash of $16.8 million and $9.2 million as of June 30, 2023 and 2022, respectively. The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities as of the periods indicated:

	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2022
Cash provided by (used in):
Operating activities	$32,429	$13,100
Investing activities	(212,609)	(507,879)
Financing activities	168,897	502,642
Net change in cash, cash equivalents, and restricted cash	$(11,283)	$7,863

Cash flows from operating activities primarily includes net income adjusted for (1) cash used for origination and purchase of held for sale loans and the related cash proceeds from the sales of such loans, (2) non-cash items including depreciation, provision for loan loss, discount accretion, and valuation changes, and (3) changes in the balances of operating assets and liabilities.

For the six months ended June 30, 2023, our net cash used in operating activities consisted mainly of $23.0 million in net income, $19.8 million in proceeds from sales of loans held for sale, partially offset $19.1 million in origination of loans held for sale.

For the six months ended June 30, 2023, our net cash used in investing activities consisted mainly of $456.5 million in cash used to originate held for investment loans, partially offset by $21.5 million proceeds from sales of loans and $221.4 million in cash received in payoffs of loans held for investment.

For the six months ended June 30, 2023, our net cash provided by financing activities consisted mainly of $463.0 million in borrowings from our warehouse and repurchase facilities and $461.7 million in proceeds of asset-backed securities issued. The cash generated was offset by repayments of $557.8 million on our warehouse and repurchase facilities and repayments of $196.5 million on asset-backed securities issued.

During the six months ended June 30, 2023, we used approximately $11.3 million of net cash and cash equivalents from operations, investing and financing activities. During the six months ended June 30, 2022, we generated approximately $7.9 million of net cash and cash equivalents from operations, investing and financing activities.

Warehouse Facilities

As of June 30, 2023, we had five non-mark-to-market warehouse facilities and one modified mark-to-market warehouse facility to support our loan origination and acquisition facilities. One agreement is a two-year warehouse repurchase facility, three agreements are one-year warehouse repurchase facilities and two agreements are three-year warehouse facilities. The borrowings are collateralized by primarily performing loans, one of the warehouse facilities bear interest at one-month AMERIBOR and five warehouse facilities at SOFR, all at margins that range from 1.60% to 4.50%. Borrowing under these facilities was $237.0 million with $573.0 million of available capacity under our warehouse and repurchase facilities as of June 30, 2023.

All warehouse facilities fund less than 100% of the principal balance of the mortgage loans we own requiring us to use working capital to fund the remaining portion. We may need to use additional working capital if loans become delinquent, because the amount permitted to be financed by the facilities may change based on the delinquency performance of the pledged collateral.

All borrower payments on loans financed under the warehouse facilities are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities. The warehouse facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to-net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization of interest expense. If we fail to meet any of the covenants or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of June 30, 2023, we were in compliance with these covenants.

Securitized debt

From May 2011 through June 2023, we have completed twenty-eight securitized debts, issuing $5.7 billion in principal amount of securities to third parties. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The following table summarizes the securities issued, securities retained by us at the time of the securitization, and as of June 30, 2023 and December 31, 2022, and the stated maturity for each securitized debt. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 10%—30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

($ in thousands)		Securities Retained as of
Trusts	Securities Issued	Issuance Date	June 30, 2023	December 31, 2022	Stated Maturity Date
2016-1 Trust	$319,809	$38,792	$17,624	$17,541	April 2046
2017-2 Trust	245,601	12,927	2,468	2,697	October 2047
2018-1 Trust	176,816	9,308	1,801	2,065	April 2048
2018-2 Trust	307,988	16,210	4,047	4,352	October 2048
2019-1 Trust	235,580	12,399	—	4,178	March 2049
2019-2 Trust	207,020	10,901	—	4,007	July 2049
2019-3 Trust	154,419	8,127	—	3,281	October 2049
2020-1 Trust	248,700	13,159	—	6,746	February 2050
2020-2 Trust	96,352	32,118	12,847	12,847	June 2050
2021-1 Trust	251,301	13,227	—	10,120	May 2051
2021-2 Trust	194,918	10,260	—	—	August 2051
2021-3 Trust	204,205	—	—	—	October 2051
2021-4 Trust	319,116	—	—	—	December 2051
2022-1 Trust	273,594	5,015	4,451	4,718	February 2052
2022-2 Trust	241,388	11,202	11,170	11,170	March 2052
2022-MC1 Trust	84,967	40,911	45,044	44,038	May 2047
2022-3 Trust	296,323	18,914	15,489	18,587	May 2052
2022-4 Trust	308,357	25,190	13,414	25,027	July 2052
2022-5 Trust	188,754	65,459	12,649	65,141	October 2052
2023-1 Trust	198,715	41,593	4,043	—	December 2052
2023-1R Trust	64,833	66,228	66,228	—	October 2025
2023-2 Trust	202,210	24,229	23,948	—	April 2053
Total	$4,820,966	$476,169	$235,223	$236,515

The following table summarizes outstanding bond balances for each securitized debt as of June 30, 2023 and December 31, 2022:

($ in thousands)	June 30, 2023	December 31, 2022
2016-1 Trust	$17,704	$22,369
2017-2 Trust	51,930	59,183
2018-1 Trust	36,882	43,596
2018-2 Trust	87,984	93,792
2019-1 Trust	83,435	91,167
2019-2 Trust	76,284	82,508
2019-3 Trust	63,278	67,899
2020-1 Trust	121,074	136,643
2020-2 Trust	53,309	60,445
2021-1 Trust	183,089	196,969
2021-2 Trust	156,681	170,072
2021-3 Trust	167,652	178,038
2021-4 Trust	257,369	273,489
2022-1 Trust	246,883	256,667
2022-2 Trust	226,763	233,045
2022-MC1 Trust	39,862	54,528
2022-3 Trust	268,008	280,066
2022-4 Trust	289,929	301,856
2022-5 Trust	177,075	186,577
2023-1 Trust	189,763	—
2023-1R Trust	63,390	—
2023-2 Trust	199,864	—
	$3,058,208	$2,788,909

As of June 30, 2023 and December 31, 2022, the weighted average rates on the securities and certificates for the Trusts are as follows:

	June 30, 2023	December 31, 2022
2016-1 Trust	9.29%	8.59%
2017-2 Trust	3.95%	3.92%
2018-1 Trust	4.07%	4.05%
2018-2 Trust	4.51%	4.46%
2019-1 Trust	4.04%	4.06%
2019-2 Trust	3.45%	3.46%
2019-3 Trust	3.29%	3.25%
2020-1 Trust	2.86%	2.89%
2020-2 Trust	4.61%	4.60%
2021-1 Trust	1.76%	1.73%
2021-2 Trust	2.03%	2.02%
2021-3 Trust	2.46%	2.44%
2021-4 Trust	3.22%	3.20%
2022-1 Trust	3.93%	3.93%
2022-2 Trust	5.10%	5.07%
2022-MC1 Trust	6.90%	6.91%
2022-3 Trust	5.69%	5.67%
2022-4 Trust	6.25%	6.23%
2022-5 Trust	7.07%	7.10%
2023-1 Trust	7.02%	—
2023-1R Trust	7.73%	—
2023-2 Trust	7.17%	—

Our intent is to use the proceeds from the issuance of new securities primarily to repay our warehouse borrowings and originate new investor real estate loans in accordance with our underwriting guidelines, as well as for general corporate purposes. Our financing sources may include borrowings in the form of additional bank credit facilities (including term loans and revolving credit facilities), agreements, warehouse facilities and other sources of private financing. We also plan to continue using securitized debt as long-term financing for our portfolio, and we do not plan to structure any securitized debt as sales or utilize off-balance-sheet vehicles. We believe any financing of assets and/or securitized debt we may undertake will be sufficient to fund our working capital requirements.

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

At-The-Market Equity Offering Program

On September 3, 2021, we entered into separate Equity Distribution Agreements with counterparties to establish an at-the-market equity offering program (“ATM Program”) where we may issue and sell, from time to time, shares of our common stock. Our ATM Program allows for aggregate gross sales of our common stock of up to $50,000,000 provided that the number of shares sold under the ATM Program does not exceed 5,000,000. For the three months ended June 30, 2023, 1,814 shares of common stock were sold under our ATM Program for net proceeds of $21.4 thousand.

Contractual Obligations and Commitments

On March 15, 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months.

As of June 30, 2023, we maintained warehouse facilities to finance our investor real estate loans and had approximately $237.0 million in outstanding borrowings with $573.0 million of available capacity under our warehouse and repurchase facilities.

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

No common stock purchases were made by us during the three months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended June 30, 2023.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (ii) the Consolidated Statements of Income for the quarter ended June 30, 2023 and June 30, 2022, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter ended June 30, 2023 and June 30, 2022, (iv) the Consolidated Statements of Cash Flows for the quarter ended June 30, 2023 and June 30, 2022 and (v) the Notes to unaudited Consolidated Financial Statements.

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

VELOCITY FINANCIAL, INC.

Date: August 3, 2023	By:	/s/ Christopher D. Farrar
Christopher D. Farrar
Chief Executive Officer

Date: August 3 2023	By:	/s/ Mark R. Szczepaniak
Mark R. Szczepaniak
Chief Financial Officer