Form 10-Q
period 2023-09-30
Velocity Financial, Inc.
filed 2023-11-03
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the registrant had 32,781,966 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and cash equivalents	$29,393	$45,248
Restricted cash	17,703	16,808
Loans held for sale, at fair value	19,536	—
Loans held for investment, net	2,945,840	3,272,390
Loans held for investment, at fair value	951,990	276,095
Total loans, net	3,917,366	3,548,485
Accrued interest receivables	24,756	20,463
Receivables due from servicers	70,139	65,644
Other receivables	236	1,075
Real estate owned, net	29,299	13,325
Property and equipment, net	2,861	3,356
Deferred tax asset	705	5,033
Mortgage servicing rights, at fair value	9,786	9,238
Derivative assets	1,261	—
Goodwill	6,775	6,775
Other assets	7,028	13,525
Total assets	$4,117,308	$3,748,975
LIABILITIES
Accounts payable and accrued expenses	$97,869	$91,525
Secured financing, net	210,774	209,846
Securitized debt, net	2,504,334	2,736,290
Securitized debt, at fair value	669,139	—
Warehouse and repurchase facilities, net	215,176	330,814
Total liabilities	3,697,292	3,368,475
Commitments and contingencies

EQUITY
Common stock ($0.01 par value, 100,000,000 shares authorized; 32,903,378 and 32,523,516 shares issued, 32,784,157 and 32,489,869 shares outstanding as of September 30, 2023 and December 31, 2022, respectively)	330	326
Treasury stock, at cost (119,221 and 33,647 common shares as of September 30, 2023 and December 31, 2022, respectively)	(1,294)	(458)
Additional paid-in capital	304,906	300,310
Retained earnings	111,551	76,633
Accumulated other comprehensive income, net of tax	905	—
Total Velocity Financial, Inc. stockholders' equity	416,398	376,811
Noncontrolling interest in subsidiary	3,618	3,689
Total equity	420,016	380,500
Total liabilities and equity	$4,117,308	$3,748,975

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

($ in thousands)

The following table represents the assets and liabilities of consolidated variable interest entities as follows:

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Restricted cash	$11,737	$2,968
Loans held for investment, net	3,577,093	3,108,316
Accrued interest and other receivables	87,308	77,191
Real estate owned, net	28,456	10,380
Other assets	15	15
Total assets	$3,704,609	$3,198,870
LIABILITIES
Accounts payable and accrued expenses	$65,827	$50,169
Securitized debt	3,173,473	2,736,290
Total liabilities	$3,239,300	$2,786,459

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$79,088	$63,419	$224,506	$174,711
Interest expense — portfolio related	47,583	34,561	135,062	86,869
Net interest income — portfolio related	31,505	28,858	89,444	87,842
Interest expense — corporate debt	4,138	4,011	12,417	25,333
Net interest income	27,367	24,847	77,027	62,509
Provision for loan losses	154	580	1,088	1,589
Net interest income after provision for loan losses	27,213	24,267	75,939	60,920
Other operating income
Gain on disposition of loans	3,606	399	6,756	6,716
Unrealized (loss) gain on fair value loans	(1,284)	453	8,483	469
Unrealized gain on fair value securitized debt	9,692	—	15,083	—
Origination income	3,323	518	8,469	1,704
Bank interest income	1,342	—	3,478	—
Other income	681	1,657	1,970	4,011
Total other operating income	17,360	3,027	44,239	12,900
Operating expenses
Compensation and employee benefits	12,523	6,788	33,200	18,664
Origination expenses	273	209	347	2,656
Securitization expenses	4,930	—	10,213	—
Loan servicing	4,901	3,314	12,996	9,055
Professional fees	854	664	2,865	3,087
Rent and occupancy	472	445	1,377	1,313
Real estate owned, net	1,239	(195)	4,085	(621)
Other operating expenses	2,142	2,020	6,276	6,806
Total operating expenses	27,334	13,245	71,359	40,960
Income before income taxes	17,239	14,049	48,819	32,860
Income tax expense	5,070	3,759	13,693	8,568
Net income	12,169	10,290	35,126	24,292
Net income attributable to noncontrolling interest	83	307	208	543
Net income attributable to Velocity Financial, Inc.	$12,086	$9,983	$34,918	$23,749
Less undistributed earnings attributable to unvested restricted stock awards	183	152	530	362
Net earnings attributable to common stockholders	$11,903	$9,831	$34,388	$23,387
Earnings per common share
Basic	$0.37	$0.31	$1.07	$0.73
Diluted	$0.35	$0.29	$1.02	$0.70
Weighted average common shares outstanding
Basic	32,275	31,922	32,166	31,910
Diluted	34,731	34,199	34,313	34,153

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

($ in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to Velocity Financial, Inc.	$12,086	$9,983	$34,918	$23,749
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedges	905	—	905	—
Total comprehensive income attributable to Velocity Financial, Inc.	$12,991	$9,983	$35,823	$23,749

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands)

(Unaudited)

	Common Stock				Treasury Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance – December 31, 2021	32,293,042	$323	$296,364	$44,422	—	$—	$—	$341,109	$3,381	$344,490
Purchase of treasury stock, at cost	—	—	—	—	(33,647)	(458)	—	(458)	—	(458)
Restricted stock awarded and earned stock compensation	125,250	2	416	—	—	—	—	418	—	418
Stock-based compensation - Options	—	—	251	—	—	—	—	251	—	251
Net income	—	—	—	3,121	—	—	—	3,121	110	3,231
Balance – March 31, 2022	32,418,292	$325	$297,031	$47,543	(33,647)	$(458)	$—	$344,441	$3,491	$347,932
Restricted stock awarded and earned stock compensation	31,215	—	555	—	—	—	—	555	—	555
Stock-based compensation - Options	—	—	254	—	—	—	—	254	—	254
Net income	—	—	—	10,645	—	—	—	10,645	126	10,771
Balance – June 30, 2022	32,449,507	$325	$297,840	$58,188	(33,647)	$(458)	$—	$355,895	$3,617	$359,512
Stock-based compensation expenses	—	—	932	—	—	—	—	932	—	932
Net income	—	—	—	9,983	—	—	—	9,983	307	10,290
Balance – September 30, 2022	32,449,507	$325	$298,772	$68,171	(33,647)	$(458)	$—	$366,810	$3,924	$370,734

Balance – December 31, 2022	32,523,516	$326	$300,310	$76,633	(33,647)	$(458)	$—	$376,811	$3,689	$380,500
Purchase of treasury stock, at cost	—	—	—	—	(85,574)	(836)	—	(836)	—	(836)
Restricted stock awarded and stock-based compensation expenses	198,137	2	998	—	—	—	—	1,000	—	1,000
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(160)	(160)
Net income	—	—	—	10,649	—	—	—	10,649	87	10,736
Balance – March 31, 2023	32,721,653	$328	$301,308	$87,282	(119,221)	$(1,294)	$—	$387,624	$3,616	$391,240
Issuance of common stock	107,567	1	874	—	—	—	—	875	—	875
Restricted stock awarded and stock-based compensation expenses	31,629	—	1,025	—	—	—	—	1,025	—	1,025
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(120)	(120)
Net income	—	—	—	12,183	—	—	—	12,183	39	12,222
Balance – June 30, 2023	32,860,849	$329	$303,207	$99,465	(119,221)	$(1,294)	$—	$401,707	$3,535	$405,242
Issuance of common stock	42,529	1	662	—	—	—	—	663	—	663
Stock-based compensation expenses	—	—	1,037	—	—	—	—	1,037	—	1,037
Net income	—	—	—	12,086	—	—	—	12,086	83	12,169
Other comprehensive income	—	—	—	—	—	—	905	905	—	905
Balance – September 30, 2023	32,903,378	$330	$304,906	$111,551	(119,221)	$(1,294)	$905	$416,398	$3,618	$420,016

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net income	$35,126	$24,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	567	605
Amortization of right-of-use assets	975	979
Provision for loan losses	1,088	1,589
Reversal of loan repurchase reserve	(58)	—
Origination of loans held for sale	(38,036)	(16,119)
Proceeds from sales of loans held for sale	19,816	—
Net accretion of discount on purchased loans and amortization of deferred loan origination costs	3,763	5,694
Provision for (reversal of) uncollectible borrower advances	443	(232)
Gain on disposition of loans	(747)	(4,572)
Real estate acquired through foreclosure in excess of recorded investment	(6,009)	(2,144)
Amortization of debt issuance discount and costs	15,184	22,527
Loss on disposal of property and equipment	—	3
Change in valuation of real estate owned	2,486	276
Change in valuation of fair value loans	(8,483)	(469)
Change in valuation of mortgage servicing rights	(548)	(2,716)
Change in valuation of fair value securitized debt	(15,083)	—
Gain on sale of real estate owned	(112)	(2,799)
Stock-based compensation	3,205	2,410
Deferred tax expense	4,328	12,266
Change in operating assets and liabilities:
Accrued interest and other receivables	(4,902)	(4,953)
Other assets	6,179	(12,595)
Accounts payable and accrued expenses	3,494	(15,386)
Net cash provided by operating activities	22,676	8,656
Cash flows from investing activities:
Purchase of loans held for investment	(10,963)	(16,997)
Origination of loans held for investment	(728,167)	(1,475,694)
Proceeds from sales of loans originally classified as held for investment	21,485	224,060
Payoffs of loans held for investment	334,246	434,945
Purchase of real estate owned	—	(2,250)
Proceeds from sale of real estate owned	18,978	18,568
Change in advances	2,308	1,253
Change in impounds and deposits	1,395	(2,677)
Purchase of property and equipment	(72)	(273)
Net cash used in investing activities	(360,790)	(819,065)
Cash flows from financing activities:
Warehouse repurchase facilities advances	753,270	1,344,528
Warehouse repurchase facilities repayments	(868,657)	(1,305,914)
Proceeds from secured financing	—	215,000
Repayment of secured financing	—	(170,844)
Proceeds of securitized debt, net	774,322	1,181,997
Repayment of securitized debt	(333,936)	(437,499)
Debt issuance costs	(2,126)	(23,100)
Proceeds from issuance of common stocks, net	1,398	—
Purchase of treasury stock	(837)	(458)
Distribution to non-controlling interest	(280)	—
Net cash provided by financing activities	323,154	803,710
Net decrease in cash, cash equivalents, and restricted cash	(14,960)	(6,699)
Cash, cash equivalents, and restricted cash at beginning of period	62,056	47,604
Cash, cash equivalents, and restricted cash at end of period	$47,096	$40,905

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

($ in thousands)

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for interest	$134,038	$84,938
Cash paid during the period for income taxes, net	2,943	22,961
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to held for sale	25,075	206,319
Transfer of loans held for investment to real estate owned	31,318	7,283
Transfer of accrued interest to loans held for investment	1,182	933
Discount on issuance of securitized debt	—	22,632
Transfer of loans held for sale to held for investment	4,218	74,887
Recognition of new leases in exchange for lease obligations	656	—

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2016-1 Trust through and including the 2023-3 Trust, all of which are New York common law trusts, with the exception of the VCC 2022-MC1 Trust, VCC 2023-1R Trust, and VCC 2023-RTL1 Trust which are Delaware statutory trusts. The Trusts are bankruptcy remote, variable interest entities (VIE) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed “Ginnie Mae” issuer/servicer that provides government-insured Federal Housing Administration (FHA) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century is a consolidated subsidiary of the Company as of completion of the acquisition. In addition, as a servicer of Ginnie Mae loans, Century is required to maintain a minimum net worth, and Century is in compliance with this requirement as of September 30, 2023.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2023 and 2022 have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

There have been no significant changes to the Company’s significant accounting policies as described in its 2022 Annual Report, other than the election of fair value option accounting on securitized debt issued effective January 1, 2023, and hedge accounting for financial derivative instruments beginning the quarter ended September 30, 2023.

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

The consolidated financial statements as of September 30, 2023 and December 31, 2022 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs.

(d)
Fair Value Option Accounting

The Company has elected to apply fair value option ("FVO") accounting to securitized debt issued effective January 1, 2023 when the underlying collateral is also carried at fair value. The FVO securitized debt is presented on a separate line item in the consolidated balance sheet. The Company reflects interest expense on the fair value option securitized debt as “interest” in the consolidated statements of income and presents the other fair value changes of the FVO securitized debt separately in the consolidated financial statements.

(e)
Derivative Instruments and Hedge Accounting

The Company issues fixed rate debt at regular intervals during the year through the securitization of its fixed rate mortgage assets. The Company is subject to interest rate risk on its forecasted debt issuances as these fixed rate debt issuances are priced at then-current market rates. The Company’s risk management objective is to hedge the risk of variability in its interest payment cash flows attributable to changes in the benchmark Secured Overnight Financing Rate ("SOFR") between the time the fixed rate mortgages are originated and the fixed rate debt is issued. To accomplish this hedging strategy, the Company may from time to time enter into derivative instruments such as forward starting payer interest rate swaps or interest rate payer swaptions designated as cash flow hedges that are designed to be highly correlated to the underlying terms of the forecasted debt instruments. To qualify for hedge accounting, the Company formally documents its hedging relationships at inception, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. The Company also formally assesses effectiveness both at the hedge's inception and on an ongoing basis.

The Company's policy is to present all derivative balances on a gross basis, without regard to counterparty master netting agreements or similar arrangements. The fair value of the derivative instruments is recorded as a separate line item on the consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive income ("AOCI"). Beginning in the period in which the forecasted debt issuance occurs and the related derivative instruments are terminated, the gains or losses accumulated in AOCI are then reclassified into interest expense over the term of the related debt. If the Company determines it is not probable that the forecasted transaction will occur, gains and losses are reclassified immediately to earnings. The related cash flows are recognized on the cash flows from operating activities section on the consolidated statement of cash flows. The Company uses hedge accounting based on the exposure being hedged as cash flow hedges in operations.

(f)
Other Comprehensive Income

Other comprehensive income ("OCI") is reported in the consolidated statements of comprehensive income. OCI is comprised of net income and the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges, net of tax, less amounts reclassified into earnings.

Accumulated other comprehensive income represents the cumulative balance of OCI, net of tax, as of the end of the reporting period and relates to unrealized gains or losses on cash flow hedges, net of tax.

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

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. In accordance with various mortgage servicing and related agreements, Century maintains escrow accounts for mortgage insurance premium, tax and insurance, working capital, sinking fund and other mortgage related escrows. The total escrow balances payable amounted to $81.2 million as of September 30, 2023. This amount is not reflected on the consolidated balance sheet of the Company as of September 30, 2023.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$29,393	$26,372
Restricted cash	17,703	14,533
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$47,096	$40,905

Note 5 — Loans Held for Sale at Fair Value

The following table summarizes loans held for sale at fair value as of September 30, 2023 and December 31, 2022 (in thousands):

Loans held for sale, at fair value:	September 30, 2023	December 31, 2022
Unpaid principal balance	$18,948	$—
Valuation adjustments on FVO loans held for sale	588	—
Ending balance	$19,536	$—

Note 6 — Loans Held for Investment and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of September 30, 2023, and December 31, 2022 (in thousands):

	September 30, 2023
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment
Unpaid principal balance	$2,921,146	$936,633	$3,857,779
Valuation adjustments on FVO loans	—	15,357	15,357
Deferred loan origination costs	29,379	—	29,379
	2,950,525	951,990	3,902,515
Allowance for loan losses	(4,685)	—	(4,685)
Total loans held for investment and loans held for investment at fair value, net	$2,945,840	$951,990	$3,897,830

	December 31, 2022
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment
Unpaid principal balance	$3,243,854	$268,632	$3,512,486
Valuation adjustments on FVO loans	—	7,463	7,463
Deferred loan origination costs	33,429	—	33,429
	3,277,283	276,095	3,553,378
Allowance for loan losses	(4,893)	—	(4,893)
Total loans held for investment and loans held for investment at fair value, net	$3,272,390	$276,095	$3,548,485

The following tables summarize the Unpaid Principal Balance (“UPB”) and amortized cost basis of loans in the Company's COVID-19 forbearance program for the three and nine months ended September 30, 2023, and the year ended December 31, 2022 ($ in thousands):

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	UPB	%	Amortized Cost	%	UPB	%	Amortized Cost	%
Beginning balance	$181,939		$184,007		$201,005		$203,346
Foreclosures	(333)		(333)		(432)		(433)
Repayments	(4,560)		(4,634)		(23,527)		(23,873)
Ending balance	$177,046		$179,040		$177,046		$179,040

Performing/Accruing	$135,719	76.7%	$137,173	76.6%	$135,719	76.7%	$137,173	76.6%

Nonperforming/Nonaccrual	$41,327	23.3%	$41,867	23.4%	$41,327	23.3%	$41,867	23.4%

	December 31, 2022
	UPB	%	Amortized Cost	%
Beginning balance	$292,429		$295,990
Additions	—		—
Foreclosures	(3,593)		(3,620)
Repayments	(87,831)		(89,024)
Ending balance	$201,005		$203,346

Performing/Accruing	$161,455	80.3%	$163,346	80.3%

Nonperforming/Nonaccrual	$39,550	19.7%	$40,000	19.7%

Since April 1, 2020, the inception of the COVID-19 forbearance program, the Company has modified $410.8 million in UPB of loans, which includes capitalized interest of $12.6 million. As of September 30, 2023, $239.5 million in UPB of modified loans has been paid down, which includes $4.8 million of capitalized interest received. The Company has not forgiven any capitalized interest.

Approximately 76.7% and 80.3% of the COVID forbearance loans in UPB were performing, and 23.3% and 19.7% were on nonaccrual status as of September 30, 2023, and December 31, 2022, respectively.

As of September 30, 2023, and December 31, 2022, the gross unpaid principal balances of loans held for investment pledged as collateral for the Company’s warehouse facilities and securitized debt issued were as follows (in thousands):

	September 30, 2023	December 31, 2022
The 2013 repurchase agreement	$108,834	$170,185
The 2021 repurchase agreement	90,033	101,024
The Bank credit agreement	34,687	39,087
The 2021 term repurchase agreement	32,300	104,594
The July 2021 term repurchase agreement	18,760	3,859
Total pledged loans	$284,614	$418,749

2016-1 Trust	$—	$39,720
2017-2 Trust	53,046	67,048
2018-1 Trust	39,417	48,139
2018-2 Trust	88,773	104,791
2019-1 Trust	91,032	104,249
2019-2 Trust	76,091	91,025
2019-3 Trust	67,745	75,618
2020-1 Trust	122,479	144,913
2020-2 Trust	72,678	81,259
2021-1 Trust	187,743	208,875
2021-2 Trust	153,896	172,144
2021-3 Trust	164,120	178,861
2021-4 Trust	253,720	275,741
2022-1 Trust	249,184	262,526
2022-2 Trust	231,470	245,339
2022-MC1 Trust	75,338	97,246
2022-3 Trust	283,716	299,638
2022-4 Trust	312,002	326,627
2022-5 Trust	236,366	251,288
2023-1 Trust	223,410	—
2023-2 Trust	218,116	—
2023-3 Trust	260,389	—
2023-RTL1 Trust	77,922	—
Total	$3,538,653	$3,075,047
(a)
Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment, excluding loans carried at fair value, that were nonperforming and on nonaccrual status as of September 30, 2023 and December 31, 2022. There were no loans accruing interest that were greater than 90 days past due as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual Loans with Allowance
	($ in thousands)
Commercial - Purchase	$24,013	$23,077	$936	$137	1.6%
Commercial - Refinance	93,080	89,247	3,833	415	4.8
Residential 1-4 Unit - Purchase	40,235	40,235	—	—	-
Residential 1-4 Unit - Refinance	138,951	137,249	1,702	171	2.0
Short Term 1-4 Unit - Purchase	7,804	7,644	160	23	0.3
Short Term 1-4 Unit - Refinance	43,217	41,135	2,082	108	1.2
Total	$347,300	$338,587	$8,713	$854	9.9%

	December 31, 2022
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated	% of Allowance to Total Nonaccrual Loans with Allowance
	($ in thousands)
Commercial - Purchase	$22,571	$22,437	$134	$28	0.2%
Commercial - Refinance	87,133	82,330	4,803	517	4.1
Residential 1-4 Unit - Purchase	27,984	27,516	468	118	0.9
Residential 1-4 Unit - Refinance	113,909	111,742	2,167	175	1.4
Short Term 1-4 Unit - Purchase	8,140	8,140	—	—	—
Short Term 1-4 Unit - Refinance	35,602	30,612	4,990	258	2.1
Total	$295,339	$282,777	$12,562	$1,096	8.7%

Troubled Debt Restructuring included in nonaccrual loans:	$—	$—	$—	$25	—

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

The following tables present the amortized cost basis in the loans held for investment, excluding loans held for investment at fair value, as of September 30, 2023 and 2022, and the amount of accrued interest receivables written off by reversing interest income by portfolio segment for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023		2022
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$647,124	$174	$722,868	$207
Commercial - Refinance	828,037	515	933,486	328
Residential 1-4 Unit - Purchase	532,033	261	630,069	93
Residential 1-4 Unit - Refinance	845,640	642	1,013,626	326
Short Term 1-4 Unit - Purchase	44,616	109	73,005	134
Short Term 1-4 Unit - Refinance	53,075	8	77,839	67
Total	$2,950,525	$1,709	$3,450,893	$1,155

	Nine Months Ended September 30,
	2023		2022
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$647,124	$442	$722,868	$400
Commercial - Refinance	828,037	1,698	933,486	915
Residential 1-4 Unit - Purchase	532,033	1,035	630,069	374
Residential 1-4 Unit - Refinance	845,640	2,277	1,013,626	892
Short Term 1-4 Unit - Purchase	44,616	140	73,005	159
Short Term 1-4 Unit - Refinance	53,075	450	77,839	437
Total	$2,950,525	$6,042	$3,450,893	$3,177

The cash basis interest income recognized on nonaccrual loans was $7.9 million and $8.0 million for the three months ended September 30, 2023 and 2022, respectively. The cash basis interest income recognized on nonaccrual loans was $22.1 million and $24.0 million for the nine months ended September 30, 2023 and 2022, respectively. No accrued interest income was recognized on nonaccrual loans for the nine months ended September 30, 2023 and 2022. The average recorded investment of individually evaluated loans, computed using month-end balances, was $355.3 million and $252.3 million for the three months ended September 30, 2023 and 2022, and $329.7 million and $265.0 million for the nine months ended September 30, 2023 and 2022, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring as of September 30, 2023 and 2022.

(b)
Allowance for Credit Losses

The following tables present the activity in the allowance for credit losses for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30, 2023
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning balance - July 1, 2023	$732	$2,026	$403	$1,264	$59	$142	$4,626
Provision for loan losses	228	(312)	217	(1)	(407)	429	154
Recoveries (charge-offs)	—	—	(59)	—	393	(429)	(95)
Ending balance	$960	$1,714	$561	$1,263	$45	$142	$4,685

Allowance related to:
Loans individually evaluated	$137	$415	$—	$171	$23	$108	$854
Loans collectively evaluated	$823	$1,299	$561	$1,092	$22	$34	$3,831
Amortized cost related to:
Loans individually evaluated	$24,013	$93,080	$40,235	$138,951	$7,804	$43,217	$347,300
Loans collectively evaluated	$623,111	$734,957	$491,798	$706,689	$36,812	$9,858	$2,603,225

	Three Months Ended September 30, 2022
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning balance - July 1, 2022	$612	$1,996	$440	$1,270	$34	$553	$4,905
Provision for loan losses	78	66	182	227	9	18	580
Charge-offs	—	—	(7)	—	—	(148)	(155)
Ending balance	$690	$2,062	$615	$1,497	$43	$423	$5,330

Allowance related to:
Loans individually evaluated	$6	$369	$118	$176	$—	$205	$874
Loans collectively evaluated	$684	$1,693	$497	$1,321	$43	$218	$4,456
Amortized cost related to:
Loans individually evaluated	$19,033	$81,204	$21,731	$91,368	$7,076	$35,845	$256,257
Loans collectively evaluated	$703,835	$852,282	$608,338	$922,258	$65,929	$41,994	$3,194,636

	Nine Months Ended September 30, 2023
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning balance - January 1, 2023	$639	$2,031	$542	$1,272	$21	$388	$4,893
Provision for loan losses	321	(238)	104	2	410	489	1,088
Charge-offs	—	(79)	(85)	(11)	(386)	(735)	(1,296)
Ending balance	$960	$1,714	$561	$1,263	$45	$142	$4,685

Allowance related to:
Loans individually evaluated	$137	$415	$—	$171	$23	$108	$854
Loans collectively evaluated	$823	$1,299	$561	$1,092	$22	$34	$3,831
Amortized cost related to:
Loans individually evaluated	$24,013	$93,080	$40,235	$138,951	$7,804	$43,217	$347,300
Loans collectively evaluated	$623,111	$734,957	$491,798	$706,689	$36,812	$9,858	$2,603,225

	Nine Months Ended September 30, 2022
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning balance - January 1, 2022	$385	$2,144	$400	$948	$43	$342	$4,262
Provision for loan losses	452	(57)	222	654	—	318	1,589
Charge-offs	(147)	(25)	(7)	(105)	—	(237)	(521)
Ending balance	$690	$2,062	$615	$1,497	$43	$423	$5,330

Allowance related to:
Loans individually evaluated	$6	$369	$118	$176	$—	$205	$874
Loans collectively evaluated	$684	$1,693	$497	$1,321	$43	$218	$4,456
Amortized cost related to:
Loans individually evaluated	$19,033	$81,204	$21,731	$91,368	$7,076	$35,845	$256,257
Loans collectively evaluated	$703,835	$852,282	$608,338	$922,258	$65,929	$41,994	$3,194,636
(c)
Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-off rate in relation to its nonperforming loans as a credit quality indicator. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. Past due status is based on the contractual terms of the loan. The annualized charge-off rates were 0.53% and 0.27% of average nonperforming loans for the nine months ended September 30, 2023 and 2022, respectively.
Other credit quality indicators include aging status and accrual status. The following table presents the aging status of the amortized cost basis in the loans held for investment portfolio, which include $179.0 million and $203.3 million loans in the Company’s COVID-19 forbearance program, excluding loans held for investment at fair value, as of September 30, 2023 and December 31, 2022, respectively (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
September 30, 2023	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$399	$1,494	$22,120	$24,013	$—	$24,013
Commercial - Refinance	3,059	2,224	87,797	93,080		93,080
Residential 1-4 Unit - Purchase	2,615	1,757	35,863	40,235	—	40,235
Residential 1-4 Unit - Refinance	3,002	1,884	134,065	138,951	—	138,951
Short Term 1-4 Unit - Purchase	—	—	7,804	7,804	—	7,804
Short Term 1-4 Unit - Refinance	—	—	43,217	43,217	—	43,217
Total loans individually evaluated	$9,075	$7,359	$330,866	$347,300	$—	$347,300
Loans collectively evaluated
Commercial - Purchase	$19,144	$19,751	$—	$38,895	$584,216	$623,111
Commercial - Refinance	45,677	19,795	—	65,472	669,485	734,957
Residential 1-4 Unit - Purchase	20,095	6,733	—	26,828	464,970	491,798
Residential 1-4 Unit - Refinance	50,670	20,588	—	71,258	635,431	706,689
Short Term 1-4 Unit - Purchase	24,077	2,080	—	26,157	10,655	36,812
Short Term 1-4 Unit - Refinance	2,004	944	—	2,948	6,910	9,858
Total loans collectively evaluated	$161,667	$69,891	$—	$231,558	$2,371,667	$2,603,225
Ending balance	$170,742	$77,250	$330,866	$578,858	$2,371,667	$2,950,525

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2022	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$865	$—	$21,706	$22,571	$—	$22,571
Commercial - Refinance	4,415	5,943	76,619	86,977	156	87,133
Residential 1-4 Unit - Purchase	590	592	26,802	27,984	—	27,984
Residential 1-4 Unit - Refinance	1,715	2,728	109,466	113,909	—	113,909
Short Term 1-4 Unit - Purchase	176	—	7,964	8,140	—	8,140
Short Term 1-4 Unit - Refinance	657	—	34,945	35,602	—	35,602
Total loans individually evaluated	$8,418	$9,263	$277,502	$295,183	$156	$295,339
Loans collectively evaluated
Commercial - Purchase	$24,899	$5,096	$—	$29,995	$648,842	$678,837
Commercial - Refinance	41,711	20,561	—	62,272	757,692	819,964
Residential 1-4 Unit - Purchase	22,840	13,948	—	36,788	523,661	560,449
Residential 1-4 Unit - Refinance	64,925	23,224	—	88,149	737,247	825,396
Short Term 1-4 Unit - Purchase	21,273	294	—	21,567	40,177	61,744
Short Term 1-4 Unit - Refinance	5,550	1,191	—	6,741	28,814	35,555
Total loans collectively evaluated	$181,198	$64,314	$—	$245,512	$2,736,433	$2,981,945
Ending balance	$189,616	$73,577	$277,502	$540,695	$2,736,589	$3,277,284
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of September 30, 2023 and December 31, 2022 (in thousands).

	Term Loans Amortized Cost Basis by Origination Year
September 30, 2023:	2022	2021	2020	2019	Pre-2019	Total
Commercial - Purchase
Payment performance
Performing	$258,084	$230,472	$32,582	$46,101	$55,872	$623,111
Nonperforming	6,485	6,241	532	4,273	6,482	24,013
Total Commercial - Purchase	$264,569	$236,713	$33,114	$50,374	$62,354	$647,124

Commercial - Refinance
Payment performance
Performing	$240,627	$195,968	$50,490	$92,007	$155,865	$734,957
Nonperforming	22,342	12,363	4,614	18,171	35,590	93,080
Total Commercial - Refinance	$262,969	$208,331	$55,104	$110,178	$191,455	$828,037

Residential 1-4 Unit - Purchase
Payment performance
Performing	$217,835	$203,026	$9,775	$25,710	$35,452	$491,798
Nonperforming	19,703	12,323	1,023	1,423	5,763	40,235
Total Residential 1-4 Unit - Purchase	$237,538	$215,349	$10,798	$27,133	$41,215	$532,033

Residential 1-4 Unit - Refinance
Payment performance
Performing	$291,195	$248,864	$20,577	$67,145	$78,908	$706,689
Nonperforming	45,631	33,741	7,273	28,362	23,944	138,951
Total Residential 1-4 Unit - Refinance	$336,826	$282,605	$27,850	$95,507	$102,852	$845,640

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$14,760	$180	$17,466	$4,406	$—	$36,812
Nonperforming	6,279	530	995	—	—	7,804
Total Short Term 1-4 Unit - Purchase	$21,039	$710	$18,461	$4,406	$—	$44,616

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$9,858	$—	$—	$—	$—	$9,858
Nonperforming	16,913	153	8,479	13,521	4,151	43,217
Total Short Term 1-4 Unit - Refinance	$26,771	$153	$8,479	$13,521	$4,151	$53,075

Total Portfolio	$1,149,712	$943,861	$153,806	$301,119	$402,027	$2,950,525

Gross charge-offs - quarter-ended September 30, 2023	$365	$(270)	$—	$—	$—	$95

Gross charge-offs - year-to-date September 30, 2023	$376	$473	$—	$447	$—	$1,296

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2022	2022	2021	2020	2019	2018	Pre-2018	Total
Commercial - Purchase
Payment performance
Performing	$273,950	$249,100	$36,064	$56,322	$33,193	$30,208	$678,837
Nonperforming	1,274	6,959	1,579	5,809	3,205	3,745	22,571
Total Commercial - Purchase	$275,224	$256,059	$37,643	$62,131	$36,398	$33,953	$701,408

Commercial - Refinance
Payment performance
Performing	$263,754	$210,898	$55,795	$103,633	$93,161	$92,723	$819,964
Nonperforming	9,012	11,801	3,855	23,423	20,408	18,634	87,133
Total Commercial - Refinance	$272,766	$222,699	$59,650	$127,056	$113,569	$111,357	$907,097

Residential 1-4 Unit - Purchase
Payment performance
Performing	$249,625	$227,235	$10,710	$31,685	$18,891	$22,303	$560,449
Nonperforming	7,281	10,107	2,165	2,313	1,553	4,565	27,984
Total Residential 1-4 Unit - Purchase	$256,906	$237,342	$12,875	$33,998	$20,444	$26,868	$588,433

Residential 1-4 Unit - Refinance
Payment performance
Performing	$338,959	$285,195	$24,703	$84,208	$39,870	$52,461	$825,396
Nonperforming	21,391	25,023	6,907	27,746	15,834	17,008	113,909
Total Residential 1-4 Unit - Refinance	$360,350	$310,218	$31,610	$111,954	$55,704	$69,469	$939,305

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$40,967	$944	$15,659	$4,174	$—	$—	$61,744
Nonperforming	1,287	5,212	995	542	104	—	8,140
Total Short Term 1-4 Unit - Purchase	$42,254	$6,156	$16,654	$4,716	$104	$—	$69,884

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$35,555	$—	$—	$—	$—	$—	$35,555
Nonperforming	786	1,221	10,545	18,245	4,805	—	35,602
Total Short Term 1-4 Unit - Refinance	$36,341	$1,221	$10,545	$18,245	$4,805	$—	$71,157

Total Portfolio	$1,243,841	$1,033,695	$168,977	$358,100	$231,024	$241,647	$3,277,284

(d)
Nonaccrual Loans - Loans Held for Investment at Fair Value

The following table presents the aggregate fair value of loans held for investment at fair value that are 90 days or more past due and/or in nonaccrual status, and the difference between the aggregate fair value and the aggregate unpaid principal balance as of September 30, 2023 by loan segments (in thousands):

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 days	90+days past due		Current–89 days	90+days past due		90+days past due
September 30, 2023	past due	or nonaccrual	Total	past due	or nonaccrual	Total	or nonaccrual
Commercial - Purchase	$129,854	$3,233	$133,087	$123,247	$3,894	$127,141	$(661)
Commercial - Refinance	156,931	2,624	159,555	147,492	3,161	150,653	(537)
Residential 1-4 Unit - Purchase	189,247	8,153	197,400	190,128	9,761	199,889	(1,608)
Residential 1-4 Unit - Refinance	356,278	19,110	375,388	349,909	22,680	372,589	(3,570)
Short Term 1-4 Unit - Purchase	37,224	1,077	38,301	36,915	1,298	38,213	(221)
Short Term 1-4 Unit - Refinance	45,773	2,486	48,259	45,152	2,996	48,148	(510)
Ending balance	$915,307	$36,683	$951,990	$892,843	$43,790	$936,633	$(7,107)

Note 7 — Receivables Due From Servicers

The following tables summarize receivables due from servicers as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Securitized debt	Warehouse and repurchase facilities and other	Total
Loan principal payments due from servicers	$31,763	$75	$31,838
Other loan servicing receivables	11,370	4,454	15,824
Loan servicing receivables	43,133	4,529	47,662
Corporate and escrow advances receivable	21,036	1,441	22,477
Total receivables due from servicers	$64,169	$5,970	$70,139

	December 31, 2022
	Securitized debt	Warehouse and repurchase facilities and other	Total
Loan principal payments due from servicers	$24,400	$664	$25,064
Other loan servicing receivables	13,095	2,521	15,616
Loan servicing receivables	37,495	3,185	40,680
Corporate and escrow advances receivable	21,995	2,969	24,964
Total receivables due from servicers	$59,490	$6,154	$65,644

Note 8 — Mortgage Servicing Rights

Mortgage loans serviced are related to the Century business and not included in the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others amounted to $495.8 million and $491.9 million as of September 30, 2023 and December 31, 2022, respectively. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Significant assumptions used in determining the fair value of servicing rights as of September 30, 2023 and December 31, 2022 include: 1) Weighted average discount rate of 8.0% and 8.1%. 2) Weighted average conditional prepayment rate of 6.4% and 6.3%.

The following table presents the Company's mortgage servicing rights as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Balance at the beginning of year	$9,238	$7,152
Mortgage servicing rights acquired, at fair value	—	—
Additions	250	—
Fair value adjustments	298	2,086
Balance at end of period	$9,786	$9,238

Note 9 — Goodwill

The following table presents the activity for goodwill as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Balance at the beginning of period	$6,775	$6,775
Goodwill acquired	—	—
Balance at end of period	$6,775	$6,775

Note 10 — Securitized Debt and Securitized Debt at Fair Value

As of September 30, 2023, the Company is the sole beneficial interest holder of twenty-three Trusts, which are variable interest entities included in the consolidated financial statements. The securitization transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 10%–30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from April 2046 through July 2053.

The following tables summarize securitized debt and securitized debt at fair value as of September 30, 2023 and December 31, 2022 ($ in thousands):

	September 30, 2023
(in thousands)	Securitized debt, net	Securitized debt at fair value	Total securitized debt
Securitized debt	$2,546,709	$690,371	$3,237,080
Valuation adjustments on FVO securitized debt	—	(21,232)	(21,232)
Deferred issuance costs and discounts	(42,375)	—	(42,375)
Total securitized debt and securitized debt at fair value	$2,504,334	$669,139	$3,173,473

	December 31, 2022
(in thousands)	Securitized debt, net	Securitized debt at fair value	Total securitized debt
Unpaid principal balance	$2,788,908	$—	$2,788,908
Valuation adjustments on FVO securitized debt	—	—	—
Deferred issuance costs and discounts	(52,618)	—	(52,618)
Total securitized debt and securitized debt at fair value	$2,736,290	$—	$2,736,290

The following table presents the effective interest rate of securitized debt and securitized debt at fair value for the nine months ended September 30, 2023 and 2022 ($ in thousands):

	Nine Months Ended September 30,
Securitized debt:	2023	2022
Interest expense	$119,377	$75,191
Average outstanding unpaid principal balance	3,044,511	2,331,672
Effective interest rate (1)	5.23%	4.30%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance, which includes average rates of 4.67% and 3.59%, and debt issuance cost amortization of 0.56% and 0.71% for the nine months ended September 30, 2023 and 2022, respectively.

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

(a)
Secured Financing, Net (Corporate Debt)

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to a term loan previously entered into during 2021 (the "2021 Term Loan"). The remaining portion of the net proceeds from the 2022 Term Loan is used for loan originations and general corporate purposes. As of September 30, 2023, the balance of the 2022 Term Loan was $215.0 million. The balance in the consolidated balance sheets is net of debt issuance costs of $4.2 million as of September 30, 2023. The 2022 Term Loan is secured by substantially all assets of the Company not otherwise pledged under a securitized debt or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of September 30, 2023, the Company was in compliance with all covenants.

(b)
Warehouse Repurchase and Revolving Loan Facilities, Net

On January 4, 2011, Century entered into a Master Participation and Facility Agreement with a bank (“the September 2022 Term Repurchase Agreement”). The Facility Agreement has a current extended maturity date of July 31, 2024, and is a short-term borrowing facility, collateralized by performing loans, with a maximum capacity of $60.0 million, and bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 1.60% with a 0.25% floor. There was no outstanding balance as of September 30, 2023 and December 31, 2022.

On August 8, 2016, Century entered a Promissory Note Revolving Credit Line with a bank (“Revolving Credit Line”). The Revolving Credit Line matured on July 31, 2023, and was a short-term unsecured borrowing line, with a maximum capacity of $3.0 million, and bears interest at SOFR plus 2.00% with a 0.25% floor. There were no outstanding balances as of September 30, 2023 and December 31, 2022.

On May 17, 2013, the Company entered into a Repurchase Agreement (“the 2013 Repurchase Agreement”) with a warehouse lender. The 2013 Repurchase Agreement is a modified mark-to-market agreement and has a current maturity date of September 26, 2024, and is a short-term borrowing facility, collateralized by a pool of performing loans, with a maximum capacity of $300.0 million, and bears interest at SOFR plus 3.25%. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rates were 10.9% and 5.7% as of September 30, 2023 and December 31, 2022, respectively.

On September 12, 2018, the Company entered into a three-year non-mark-to-market secured revolving loan facility agreement (“the Bank Credit Agreement”) with a bank. The Bank Credit Agreement has a current extended maturity date of November 10, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SFOR plus 3.61%, with a floor of 4.25%. The maximum capacity under this facility is $50.0 million. The effective interest rates were 9.4% and 5.8% as of September 30, 2023 and December 31, 2022, respectively.

On January 29, 2021, the Company entered into a non-mark-to-market Repurchase Agreement (“the 2021 Repurchase Agreement”) with a warehouse lender. The 2021 Repurchase Agreement has a current extended maturity date of May 15, 2024, and is a short-term borrowing facility, collateralized by a pool of loans, with a maximum capacity of $200.0 million, and bears interest at SOFR plus a margin of 3.00% during the availability period and 4.00% during the amortization period. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rates were 10.1% and 6.4% as of September 30, 2023 and December 31, 2022, respectively.

On April 16, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the 2021 Term Repurchase Agreement”) with a warehouse lender. The 2021 Term Repurchase Agreement has a maturity date of April 16, 2026, with a borrowing period through April 14, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SOFR plus a margin of 3.10%. The maximum capacity under this facility is $100.0 million. The effective interest rates were 9.3% and 5.6% as of September 30, 2023 and December 31, 2022, respectively.

On July 29, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the July 2021 Term Repurchase Agreement”) with a warehouse lender. The July 2021 Term Repurchase Agreement has a maturity date of July 29, 2024, with an option to extend the term to July 29, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at one-month American Interbank Offered Rate ("AMERIBOR") with a 0.5% floor plus 4.50% per annum. The maximum capacity under this facility is $100.0 million. The effective interest rates were 12.5% and 10.0% as of September 30, 2023 and December 31, 2022, respectively.

On October 7, 2022, the Company entered into a $10.2 million short-term repurchase agreement ("the October 2022 Repurchase Agreement) and bore interest at SOFR plus 1.58%. The repurchase agreement was paid off in April 2023. The effective interest rate was 6.1% as of December 31, 2022.

Certain loans are pledged as security under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants.

The following table summarizes the maximum borrowing capacity and current gross balances outstanding of the Company’s warehouse facilities and loan agreements as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Period end balance (1)	Maximum borrowing capacity	Period end balance (1)	Maximum borrowing capacity
The 2021 term repurchase agreement	$21,962	$100,000	$74,334	$100,000
The 2021 repurchase agreement	70,465	200,000	79,504	200,000
The July 2021 term repurchase agreement	10,770	100,000	2,185	100,000
The 2013 repurchase agreement	87,014	300,000	136,165	300,000
The bank credit agreement	26,141	50,000	29,495	50,000
The October 2022 repurchase agreement	—	—	10,057	18,818
The September 2022 term repurchase agreement	—	60,000	—	60,000
Revolving credit line	—	—	—	3,000
Total	$216,352	$810,000	$331,740	$831,818
(1)
Warehouse repurchase facilities amounts in the consolidated balance sheets are net of debt issuance costs amounting to $1.2 million and $0.9 million as of September 30, 2023 and December 31, 2022, respectively.

The following table provides an overview of the activity and effective interest rate for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Warehouse and repurchase facilities:
Average outstanding balance	$192,855	$226,660	$218,793	$294,622
Highest outstanding balance at any month-end	302,630	341,412	320,544	426,959
Effective interest rate (1)	10.25%	6.70%	9.56%	5.28%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance. The rate includes average rate of 9.01% and 5.90%, and debt issuance cost amortization of 1.24% and 0.80%, for the three months ended September 30, 2023 and 2022, respectively, and includes average rate of 8.73% and 4.66%, and debt issuance cost amortization of 0.83% and 0.62%, for the nine months ended September 30, 2023 and 2022, respectively.

The following table provides a summary of interest expense that includes interest, amortization of discount, and deal cost amortization for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Warehouse and repurchase facilities	$4,943	$3,798	$15,685	$11,678
Securitized debt	42,640	30,763	119,377	75,191
Interest expense — portfolio related	47,583	34,561	135,062	86,869
Interest expense — corporate debt	4,138	4,011	12,417	25,333
Total interest expense	$51,721	$38,572	$147,479	$112,202

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

The Company records a repurchase liability relating to representations and warranties and early payment defaults. The method used to estimate the liability for repurchase is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults. The Company establishes a liability at the time loans are sold and continually updates the estimated repurchase liability. The level of the repurchase liability for representations and warranties and early payment default requires considerable management judgment. As of September 30, 2023 and December 31, 2022, the balance of repurchase liability was $66 thousand and $124 thousand, respectively, and it is included in accounts payable and accrued expenses in the consolidated balance sheets.

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

The Company applied for ERC for the first three quarters’ wages paid in calendar year 2021. During the second quarter of 2023, the Company received approximately $4.2 million of ERC. Due to the subjectivity of the credit, the Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. Accordingly, the $4.2 million ERC, net of the third-party specialist fees of $0.6 million, are deferred until the uncertainty surrounding them is resolved. The net amount is included in accounts payable and accrued expenses on the consolidated balance sheets as of September 30, 2023.

Note 13 — Stock-Based Compensation

The Company’s Amended and Restated 2020 Omnibus Incentive Plan, or the 2020 Plan, authorizes grants of stock‑based compensation instruments to purchase or issue up to 2,770,000 shares of Company common stock.

In connection with its IPO in January 2020, the Company granted stock options to non-employee directors and certain employees, including named executive officers to purchase approximately 782,500 shares of common stock with an exercise price per share equal to the initial public offering price of $13.00. On December 24, 2020, the Company granted stock options to a non-employee director to purchase 12,500 shares of common stock with an exercise price per share equal to the grant date market price of $6.28. During the quarter ended September 30, 2023, 15,000 shares were exercised at the price per share of $13.00. On September 8, 2023, the Company granted stock options to an employee to purchase 5,464 shares of common stock with an exercise price per share equal to the grant date market price of $11.68.

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

The Company recognized a total of $1.1 million and $0.9 million compensation expense related to the outstanding stock options, unvested restricted stock awards, ESPP, and unvested performance-based stock unit awards granted to employees for the three months ended September 30, 2023 and 2022, respectively. Such amount is included in “Compensation and employee benefits” on the consolidated statements of income. The amount of unrecognized compensation expense related to unvested restricted stock awards, ESPP, and performance-based stock unit awards totaled $4.7 million and $4.6 million as of September 30, 2023 and 2022, respectively.

Treasury share purchases represent shares surrendered to the Company approximately equal in value to the statutory payroll tax withholding obligations and other estimated tax obligations arising from the vesting of employee restricted stock awards. During the three months ended March 31, 2023, the Company purchased 85,574 treasury shares at an average price of $9.78 per share. No shares were purchased during the quarters ended June 30, 2023 and September 30, 2023.

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

The following table presents the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)		(In thousands, except per share data)
Basic EPS:
Net income attributable to common shareholders	$12,086	$9,983	$34,918	$23,749
Less: earnings attributable to participating securities	183	152	530	362
Net earnings attributable to common shareholders	$11,903	$9,831	$34,388	$23,387
Weighted average common shares outstanding	32,275	31,922	32,166	31,910
Basic earnings per common share	$0.37	$0.31	$1.07	$0.73
Diluted EPS:
Net income attributable to common stockholders	$12,086	$9,983	$34,918	$23,749
Weighted average common shares outstanding	32,275	31,922	32,166	31,910
Add dilutive effects for warrants	2,116	2,061	1,957	2,058
Add dilutive effects for stock options	9	6	6	5
Add dilutive effects of unvested restricted stock awards	230	210	135	180
Add dilutive effects of unvested performance-based stock units	101	—	49	—
Weighted average diluted common shares outstanding	34,731	34,199	34,313	34,153
Diluted earnings per common share	$0.35	$0.29	$1.02	$0.70

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	763	773	763	773
Share equivalents excluded from EPS	763	773	763	773

Note 15 — Warrants

On April 7, 2020, the Company issued and sold in a private placement warrants (the “Warrants”) to purchase additional shares of the Company’s common stock to funds affiliated with TruArc Partners (TruArc), formerly Snow Phipps, and a fund affiliated with Pacific Investment Management Company LLC (TOBI). TruArc and TOBI are considered affiliates and, therefore, are related parties to the Company.

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

Note 16 — Derivative Instruments

During the quarter ended September 30, 2023, the Company began utilizing forward starting interest rate swap derivative instruments designated as cash flow hedges to manage the exposure to interest rate volatility with regard to forecasted issuances of fixed-rate debt. The Company’s risk management objective is to hedge the risk of variability in its interest payment cash flows attributable to changes in the benchmark Secured Overnight Financing Rate ("SOFR") between the time the fixed rate mortgages are originated and the fixed rate debt is issued. The gains or losses on the derivative instruments that are designated and qualify as cash flow hedges are reported as a component of AOCI. Beginning in the period in which the forecasted debt issuance occurs and the related derivative instruments are terminated, the accumulated gains or losses are then reclassified into interest expense over the term of the related debt. For the three and nine months ended September 30, 2023, there were no reclassifications of net (gains) losses on derivative instruments from AOCI to interest expense. As of September 30, 2023, the Company had $0.9 million in after-tax unrealized gains associated with cash flow hedging instruments recorded in AOCI. As of September 30, 2023, the Company expects to reclassify an estimated $0.2 million of after-tax unrealized gains on derivative instruments designated as cash flow hedges from AOCI into earnings over the next 12 months.

The following table presents the fair value of the Company’s derivative financial instruments on a gross basis, as well as its classification on the Company’s consolidated balance sheets as of September 30, 2023:

		September 30, 2023
(in thousands)			Fair Value (1)
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Derivative Assets	Derivative Liabilities
Cash flow hedges:
Forward starting payer interest rate swaps	Derivative assets	$155,000	$1,261	$—
(1)
Fair value reported is exclusive of collateral held and pledged. As of September 30, 2023, collateral held related to derivative exposure between the Company and its derivative counterparty was $0.8 million and is recorded in accounts payable and accrued expenses.

The counterparty to the financial derivatives that the Company enters into is a major institution. The Company is exposed to credit-related losses in the event of non-performance by the counterparty. This credit risk is generally limited to the unrealized gains in such contracts, less collateral held, should the counterparty fail to perform as contracted.

Note 17 — Accumulated Other Comprehensive Income

The following table presents the changes in the component of accumulated other comprehensive income balances for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Beginning balance	$—	$—	$—	$—
Net unrealized gain on cash flow hedges arising during the period, net of tax	905	—	905	—
Ending balance	$905	$—	$905	$—

The following table presents the component of other comprehensive income and the related tax effect for the quarter ended September 30, 2023:

	September 30, 2023
(in thousands)	Before-Tax	Tax Effect	Net-of-Tax
Cash flow hedges:
Forward starting payer interest rate swaps:
Net unrealized gain arising during the period	$1,261	$356	$905
Other comprehensive income	$1,261	$356	$905

Note 18 — Fair Value Measurements

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

Loans Held for Sale, at Fair Value

The Company has elected to account for certain loans originated with the intent to sell at fair value (the FVO Loans held for sale) using FASB ASC Topic 825, Financial Instruments (ASC 825). The FVO loans held for sale are measured based a discounted cash flow model, or on the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value, including the value attributable to mortgage servicing and credit risk, and current commitments to purchase loans, a Level 2 measurement. Management identified all of these loans to be accounted for at estimated fair value at the instrument level. Changes in fair value are reflected in income as they occur.

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

Derivative Instruments

Derivative financial instruments are measured at fair value using readily observable market inputs and the overall fair value measurement is classified as Level 2.

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

Securitized Debt, Net, and Securitized Debt, at Fair Value

The Company obtains the fair value estimates at instrument level from a third-party broker dealer based on trader input on benchmark securities, bond structure and collateral characteristics and performance and pricing factors such as yield, spread, average life, prepayment speeds, default rate and severity, a Level 2 measurement. Significant changes in any of those inputs in isolation could result in a significant change to securitized debt’s fair value measurement.

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

Fair Value Disclosures

The following tables present information on assets and liabilities measured and recorded at fair value as of September 30, 2023 and December 31, 2022, by level, in the fair value hierarchy (in thousands):

	Fair value measurements using			Total at
September 30, 2023	Level 1	Level 2	Level 3	fair value
Assets:
Recurring fair value measurements:
Loans held for sale, at fair value	$—	$19,536	$—	$19,536
Loans held for investment, at fair value	—	—	951,990	951,990
Mortgage servicing rights	—	—	9,786	9,786
Derivative assets	—	1,261	—	1,261
Total recurring fair value measurements	—	20,797	961,776	982,573
Nonrecurring fair value measurements:
Real estate owned, net	—	—	29,299	29,299
Individually evaluated loans requiring specific allowance, net	—	—	7,859	7,859
Total nonrecurring fair value measurements	—	—	37,158	37,158
Total assets	$—	$20,797	$998,934	$1,019,731

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$669,139	$—	$669,139
Total recurring fair value measurements	—	669,139	—	669,139
Total liabilities	$—	$669,139	$—	$669,139

	Fair value measurements using			Total at
December 31, 2022	Level 1	Level 2	Level 3	fair value
Assets:
Recurring fair value measurements:
Loans held for investment, at fair value	$—	$—	$276,095	$276,095
Mortgage servicing rights	—	—	9,238	9,238
Total recurring fair value measurements	—	—	285,333	285,333
Nonrecurring fair value measurements:
Real estate owned, net	—	—	13,325	13,325
Individually evaluated loans requiring specific allowance, net	—	—	11,466	11,466
Total nonrecurring fair value measurements	—	—	24,791	24,791
Total assets	$—	$—	$310,124	$310,124

The following table presents gains and losses recognized on assets measured on a nonrecurring basis for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (loss) on assets measured on a nonrecurring basis	2023	2022	2023	2022
Real estate held for sale, net	$(817)	$(369)	$(2,486)	$(276)
Individually evaluated loans requiring specific allowance, net	189	290	242	532
Total net (loss) gain	$(628)	$(79)	$(2,244)	$256

The following table presents the primary valuation techniques and unobservable inputs related to Level 3 assets that are recorded on a recurring and nonrecurring basis as of September 30, 2023 ($ in thousands):

	September 30, 2023
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Recurring:
Loans held for investment, at fair value	$951,990	Discounted cash flow	Discount rate	10.1%	10.1%
			Prepayment rate	0.7% to 30.0%	19.0%
			Default rate	0.0% to 1.7%	0.4%
			Loss severity rate	0.0% to 15.0%	3.3%
			Recovery lag (performing loans, in months)	17	17
Mortgage servicing rights	9,786	Discounted cash flow	Discount rate	8.0%	8.0%
			Prepayment rate	5.8% to 12.5%	6.4%
Nonrecurring:
Individually evaluated loans requiring specific allowance, net	$7,859	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	29,299	Market comparables	Selling costs	8.0%	8.0%

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

The following is a roll-forward of loans held for investment that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$705,330	$1,351	$276,095	$1,359
Originations	271,633	—	728,167	—
Loans liquidated	(22,527)	(12)	(44,012)	(36)
Principal paydowns	(2,479)	(416)	(5,275)	(416)
Total unrealized (loss) gain included in net income	(1,872)	3	7,895	19
Loans transferred to held for sale	—	—	(20,857)	—
REO transfer	(362)	—	(362)	—
Loans repurchased	2,267	—	10,339	—
Ending balance	$951,990	$926	$951,990	$926

The following is a roll-forward of loans held for sale that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$—	$—	$—	$—
Originations	18,948	16,119	38,036	16,119
Loans liquidated	—	—	(39,945)	—
Total unrealized gain included in net income	588	450	588	450
Loans transferred from held for investment	—	—	20,857	—
Ending balance	$19,536	$16,569	$19,536	$16,569

The following is a roll-forward of mortgage servicing rights that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$9,445	$8,438	$9,238	$7,152
Additions	—	—	250	—
Total unrealized gain included in net income	341	1,430	298	2,716
Ending balance	$9,786	$9,868	$9,786	$9,868

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value through the use of a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of September 30, 2023 and December 31, 2022, financial assets and liabilities measured at fair value include loans held for investment at fair value, loans held for sale, mortgage servicing rights, derivative instruments, and securitized debt at fair value. Financial assets measured at the lower of cost or fair value include certain individually evaluated loans held for investment and REO, which were measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $7.9 million and $11.5 million as of September 30, 2023 and December 31, 2022, net of specific allowance for credit losses of approximately $0.9 million and $1.1 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated (in thousands):

	September 30, 2023
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$29,393	$29,393	$—	$—	$29,393
Restricted cash	17,703	17,703	—	—	17,703
Loans held for sale, at fair value	19,536	—	19,536	—	19,536
Loans held for investment, net	2,945,840	—	—	2,720,452	2,720,452
Loans held for investment, at fair value	951,990	—	—	951,990	951,990
Accrued interest receivables	24,756	24,756	—	—	24,756
Mortgage servicing rights	9,786	—	—	9,786	9,786
Derivative assets	1,261	—	1,261	—	1,261

Liabilities:
Secured financing, net	$210,774	$—	$—	$211,655	$211,655
Warehouse repurchase facilities, net	215,176	—	215,176	—	215,176
Securitized debt, net	2,504,334	—	2,167,848	—	2,167,848
Securitized debt, at fair value	669,139	—	669,139	—	669,139
Accrued interest payable	14,627	14,627	—	—	14,627

	December 31, 2022
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$45,248	$45,248	$—	$—	$45,248
Restricted cash	16,808	16,808	—	—	16,808
Loans held for investment, net	3,272,390	—	—	3,201,850	3,201,850
Loans held for investment, at fair value	276,095	—	—	276,095	276,095
Accrued interest receivable	20,463	20,463	—	—	20,463
Mortgage servicing rights	9,238	—	—	9,238	9,238

Liabilities:
Secured financing, net	$209,846	$—	$—	$211,854	$211,854
Warehouse repurchase facilities, net	330,814	—	330,814	—	330,814
Securitized debt net	2,736,290	—	—	2,522,010	2,522,010
Accrued interest payable	16,369	16,369	—	—	16,369

Note 19 — Subsequent Events

On October 10, 13 and 26, 2023, the Company entered into forward starting interest rate swaps with notional amounts of $15.0 million, $14.0 million and $15.0 million, respectively, (the "Forward Starting Swaps"), which were designated as a cash flow hedges. These Forward Starting Swaps are one type of derivative instrument available to hedge the exposure to the risk of variability in the interest payment cash flows of the Company’s fixed rate debt attributable to changes in the benchmark overnight SOFR between the time the fixed rate mortgages are originated and the fixed rate debt is issued. These Forward Starting Swaps are designated to hedge forecasted fixed rate debt.

The Company has evaluated events that have occurred subsequent to September 30, 2023 through the issuance of the accompanying consolidated financial statements and has concluded there are no other subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee and, based on all loans in our portfolio as of September 30, 2023, has an average balance of approximately $390 thousand. As of September 30, 2023, our loan portfolio totaled $3.9 billion of UPB on properties in 45 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 68.0%, of which the 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, represented 54.7% of the UPB. For the three months ended September 30, 2023, the annualized yield on our total portfolio was 8.38%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitized debt, corporate debt, and equity. The securitized debt market is our primary source of long-term financing. We have successfully executed thirty securitized debt transactions, resulting in a total of over $6.2 billion in gross debt proceeds from May 2011 through September 2023. We may also continue to sell loans from time to time for cash in lieu of holding the loans in our loan portfolio.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on our loan portfolio and interest expense paid on our portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of our warehouse facilities and securitized debt and excludes our corporate debt. For the three months ended September 30, 2023, our annualized portfolio related net interest margin increased to 3.34% compared to the 3.24% for the quarter ended June 30, 2023. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for loan losses and operating expenses. For the three and nine months ended September 30, 2023, including net income attributable to noncontrolling interest, we generated pre-tax income of $17.2 million and $48.8 million, and net income of $12.2 million and $35.1 million, respectively.

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

Recent Developments

Securitized Debt

During the quarter ended September 30, 2023, we completed two securitizations, VCC 2023-RTL1 and VCC 2023-3. Securities of $81.6 million were issued by VCC 2023-RTL1, and $234.7 million were issued by VCC 2023-3. VCC 2023-RTL1 is the Company’s first securitization of our short-term mortgage loans. The VCC 2023-RTL1 includes a Reinvestment Period whereby additional short term mortgage loans may be added to the security through January 2025. The VCC 2023-3 security is collateralized by long term mortgage loans.

During the quarter ended September 30, 2023, the Company began utilizing forward starting interest rate derivative instruments designated as cash flow hedges to manage the exposure to interest rate volatility with regard to future issuances of fixed-rate debt. The gains or losses on forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges are reported as a component of accumulated other comprehensive income.

Continued Market Uncertainties

Our operational and financial performance will depend on certain market developments, including any lingering impact of the COVID-19 pandemic, the Russia/Ukraine war, the Israel-Gaza Conflict, a global recession, heightened stress in the real estate and corporate debt markets, recent bank failures, and macroeconomic conditions and market fundamentals, which can all affect each of these factors and potentially impact our business performance.

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

Factors Affecting Our Results of Operations

Our results of operations depend on, among other things, the level of our net interest income, the credit performance of our loan portfolio and the efficiency of our operating platform. These measures are affected by a number of factors, including the demand for investor real estate loans, the competitiveness of the market for originating or acquiring investor real estate loans, the cost of financing our portfolio, operating costs, the availability of funding sources and the underlying performance of the collateral supporting our loans. While we have been successful at managing these elements in the past, there are certain circumstances beyond our control, including any lingering impact of the COVID-19 pandemic, the Russia/Ukraine and Israel/Hamas wars, an expected recession, and macroeconomic conditions and market fundamentals, which can all affect each of these factors and potentially impact our business performance.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	September 30, 2023	June 30, 2023	September 30, 2022
	($ in thousands)
Total loans	$3,876,726	$3,719,825	$3,432,540
Loan count	9,953	9,541	8,476
Average loan balance	$390	$390	$405
Weighted average loan-to-value	68.0%	68.2%	68.7%
Weighted average coupon	8.6%	8.4%	7.7%
Nonperforming loans (UPB) (A)	$387,725	$371,154	$253,341
Nonperforming loans (% of total) (A)	10.0%	10.0%	7.4%

(A) Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $41.3 million, $43.5 million, and $42.4 million of COVID-19 forbearance-granted loans 90 days or more past due or placed on nonaccrual status as of September 30, 2023, June 30, 2023, and September 30, 2022, respectively.

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

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

($ in thousands)	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
Three Months Ended September 30, 2023:
Loan originations — held for investment	765	$271,633	$355	11.08%	66.5%
Loan originations — held for sale	8	18,948	2,369	10.46%	48.9%
Total loan originations	773	$290,581	$376	11.04%	65.3%
Loan acquisitions — held for investment	—	—	—	(—)%	(—)%
Total loans originated	773	$290,581	$376	11.04%	65.3%
Three Months Ended June 30, 2023:
Loan originations — held for investment	722	$258,646	$358	11.00%	67.7%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	722	$258,646	$358	11.00%	67.7%
Loan acquisitions — held for investment	—	—	—	(—)%	(—)%
Total loans originated	722	$258,646	$358	11.00%	67.7%
Three Months Ended September 30, 2022:
Loan originations — held for investment	1,063	$441,080	$415	8.89%	69.2%
Loan originations — held for sale	1	16,192	16,192	4.15%	68.6%
Total loan originations	1,064	$457,272	$430	8.58%	66.8%
Loan acquisitions — held for investment	11	10,009	910	9.85%	64.4%
Total loans originated and acquired	1,075	$467,281	$435	8.75%	66.7%

During the third quarter of 2023, we originated $290.6 million of loans, which is an increase of $31.9 million from $258.6 million for the three months ended June 30, 2023 and a decrease of $166.7 million from $457.3 million for the quarter ended September 30, 2022. The decrease from September 2022 is primarily as a result of increased interest rates and our decision to strategically reduce originations given general economic uncertainties.

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

(in thousands)	September 30, 2023	December 31, 2022
Unpaid principal balance	$3,857,779	$3,512,486
Valuation adjustments on FVO loans	15,357	7,463
Deferred loan origination costs	29,379	33,429
Total loans held for investment, gross	3,902,515	3,553,378
Allowance for credit losses	(4,685)	(4,893)
Loans held for investment, net	$3,897,830	$3,548,485

The following table illustrates the contractual maturities for our loans held for investment in aggregate UPB and as a percentage of our total held for investment loan portfolio as of the dates indicated:

	September 30, 2023		December 31, 2022		September 30, 2022
($ in thousands)	UPB	%	UPB	%	UPB	%
Loans due in less than one year	$147,180	3.8%	$146,916	4.2%	$125,250	3.7%
Loans due in one to five years	49,272	1.3	31,777	0.9	36,649	1.1
Loans due in more than five years	3,661,327	94.9	3,333,793	94.9	3,254,449	95.2
Total loans held for investment	$3,857,779	100.0%	$3,512,486	100.0%	$3,416,348	100.0%

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

For the September 30, 2023 estimate, we considered a severe stress scenario with a seven-quarter reasonable and supportable forecast period followed by a two-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate given the continued inflation in the United States, the wars between Russia/Ukraine and Israel/Hamas, continued disruption in the supply chain, and concerns of a recession.

Our allowance for loan losses as of September 30, 2023 was $4.7 million compared to $4.9 million as of December 31, 2022 and $5.3 million as of September 30, 2022. The decrease in allowance for credit losses from December 31, 2022 and from September 30, 2022 was primarily due to loan payoffs decreasing our portfolio of loans held for investment carried at amortized cost. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss, is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

To estimate the allowance for loan losses in our portfolio of loans held for investment carried at amortized cost, we follow a detailed internal review process, considering a number of different factors including, but not limited to, our ongoing analyses of loans, historical loss rates, relevant environmental factors, relevant market research, trends in delinquencies, effects and changes in credit concentrations, and ongoing evaluation of fair values.

The following table illustrates the activity in our allowance for loan losses over the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Allowance for credit losses:
Beginning balance	$4,626	$4,905	$4,893	$4,262
Provision for loan losses	154	580	1,088	1,589
Charge-offs	(95)	(155)	(1,296)	(521)
Ending balance	$4,685	$5,330	$4,685	$5,330
Total loans held for investment (UPB), excluding FVO (1)	$2,921,146	$3,415,468	$2,921,146	$3,415,468
Allowance for credit losses / loans held for investment, excluding FVO	0.16%	0.16%	0.16%	0.16%

(1)
Reflects the UPB of loans held for investment excluding loans held for investment at fair value (FVO).

Credit Quality – Loans Held for Investment and Loans Held for Investment at Fair Value

The following table provides delinquency information on our loans held for investment and loans held for investment at fair value by UPB as of the dates indicated:

($ in thousands)	September 30, 2023 (A)		COVID-19 Forbearance	December 31, 2022 (A)		COVID-19 Forbearance	September 30, 2022 (A)		COVID-19 Forbearance
Performing/Accruing:
Current	$3,188,015	82.6%	$99,680	$2,969,989	84.6%	$120,884	$2,966,765	86.8%	$140,160
30-59 days past due	197,242	5.1	32,652	186,051	5.3	33,668	121,528	3.6	11,471
60-89 days past due	84,797	2.2	3,387	63,657	1.8	6,902	74,714	2.2	23,529
90+ days past due	—	—	—	—	—	—	—	—	—
Total Performing Loans	3,470,054	89.9	135,719	3,219,697	91.7	161,454	3,163,007	92.6	175,160
Nonperforming/Nonaccrual:
<90 days past due	17,969	0.5	284	17,852	0.5	1,116	18,291	0.5	3,186
90+ days past due	36,426	0.9	2,917	32,566	0.9	1,681	26,705	0.8	2,114
Bankruptcy	19,323	0.5	3,278	22,435	0.6	7,272	15,899	0.5	3,451
In foreclosure	314,007	8.2	34,848	219,936	6.3	29,482	192,446	5.6	33,607
Total nonperforming loans	387,725	10.1	41,327	292,789	8.3	39,551	253,341	7.4	42,358
Total loans held for investment	$3,857,779	100.0%	$177,046	$3,512,486	100.0%	$201,005	$3,416,348	100.0%	$217,518

(A)
Balance includes $177.0 million UPB of loans held for investment as of September 30, 2023, $201.0 million as of December 31, 2022, and $217.5 million as of September 30, 2022 in our COVID-19 forbearance program.

Other than loans in the COVID-19 forbearance program, loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $387.7 million, or 10.1% of our held for investment loan portfolio as of September 30, 2023, compared to $292.8 million, or 8.3% as of December 31, 2022, and $253.3 million, or 7.4% of the held for investment loan portfolio as of September 30, 2022. We believe the significant equity cushion at origination and the active management of loans will continue to minimize credit losses on the resolution of defaulted loans and disposition of REO properties.

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following tables summarize the resolution activities of loans that became nonperforming prior to the beginning of the periods indicated or became nonperforming and subsequently resolved during the periods indicated. We resolved $56.9 million of long-term and short-term non-performing loans during the quarter ended September 30, 2023, which was higher compared to $43.6 million during the quarter ended June 30, 2023 and higher compared to $38.4 million during the quarter ended September 30, 2022. From these resolution activities, including the REO resolutions, we realized net gains of $1.2 million, $1.5 million, and $2.7 million during the quarters ended September 30, 2023, June 30, 2023, and September 30, 2022, respectively. This is largely the result of collecting default interest and prepayment penalties in excess of the contractual principal and interest due on loans.

The table below includes resolutions for our long-term nonperforming loans and REO's.

	Three Months Ended
Long-Term Loans	September 30, 2023		June 30, 2023		September 30, 2022
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$20,668	$758	$13,485	$965	$16,175	$967
Resolved — paid current	26,950	206	19,771	280	11,410	182
Resolved — REO sold	6,341	162	4,836	(382)	3,171	250
Total resolutions	$53,959	$1,126	$38,092	$863	$30,756	$1,399
Recovery rate on resolved nonperforming UPB		102.1%		102.3%		104.5%

The table below includes resolutions for our short-term nonperforming loans and REO's, and also includes loans that were granted a COVID-19 forbearance in 2020. The short-term loans, or loans with a maturity of two-year or less, do not require prepayment fees and usually result in a lower gain when paid in full, as compared to long term loans.

	Three Months Ended
Short-Term and Forbearance Loans	September 30, 2023		June 30, 2023		September 30, 2022
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$2,967	$38	$7,004	$318	$8,691	$396
Resolved — paid current	6,292	—	3,290	89	2,075	—
Resolved — REO sold	2,434	(11)	1,672	222	3,672	865
Total resolutions	$11,693	$27	$11,966	$629	$14,438	$1,261
Recovery rate on resolved nonperforming UPB		100.2%		105.3%		108.7%

Our charge-offs incurred have been small as a percentage of nonperforming loans held for investment and carried at amortized cost. The table below shows our actual loan losses for the periods indicated.

	Nine Months Ended		Six Months Ended		Nine Months Ended
($ in thousands)	September 30, 2023		June 30, 2023		September 30, 2022
Average nonperforming loans for the period (1)	$326,483		$313,800		$261,764
Charge-offs	1,296		1,200		521
Charge-offs / Average nonperforming loans for the period (1)	0.53%	(2)	0.76%	(2)	0.27%	(2)

(1)
Reflects the monthly average of nonperforming loans held for investment, excluding FVO loans, during the period.
(2)
Reflects annualized charge-offs to average nonperforming loans for the period.

Concentrations – Loans Held for Investment

As of September 30, 2023, our held for investment loan portfolio was concentrated in investor 1-4 loans, representing 55.0% of the UPB. Mixed used properties represented 11.8% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. Geographically, the principal balance of our loans held for investment were concentrated 21.5% in California, 18.7% in New York, 13.9% in Florida, and 7.5% in New Jersey.

Property Type	September 30, 2023
($ in thousands)	Loan Count	UPB	% of Total UPB
Investor 1-4	6,151	$2,120,179	55.0%
Mixed use	1,103	457,130	11.8
Retail	685	327,771	8.5
Multifamily	562	305,013	7.9
Warehouse	380	246,614	6.4
Office	484	199,847	5.2
Other(1)	580	201,225	5.2
Total loans held for investment	9,945	$3,857,779	100.0%

(1)
All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	September 30, 2023
($ in thousands)	Loan Count	UPB	% of Total UPB
California	1,281	$829,110	21.5%
New York	1,313	723,574	18.7
Florida	1,357	536,061	13.9
New Jersey	894	288,389	7.5
Other(1)	5,100	1,480,645	38.4
Total loans held for investment	9,945	$3,857,779	100.0%

(1)
All other states individually comprise less than 5.0% of the total unpaid principal balance.

Real Estate Owned (REO)

REO includes real estate we acquire through foreclosure or by deed-in-lieu of foreclosure. REO assets are initially recorded at fair value, less estimated costs to sell, on the date of foreclosure. Adjustments that reduce the carrying value of the loan to the fair value of the real estate at the time of foreclosure are recognized as charge-offs in the allowance for credit losses. Positive adjustments at the time of foreclosure are recognized in other operating income. Subsequent to foreclosure, we periodically obtain new valuations and any reductions in fair value are reflected as valuation adjustments.

As of September 30, 2023, our REO included 61 properties with a lower of cost or estimated fair value of $29.3 million compared to 45 properties with a lower of cost or estimated fair value of $20.4 million as of June 30, 2023.

Key Performance Metrics

	Three Months Ended
($ in thousands)	September 30, 2023 (1)	June 30, 2023 (1)	September 30, 2022 (1)
Average loans	$3,773,631	$3,637,570	$3,217,264
Portfolio yield	8.38%	8.24%	7.88%
Average debt — portfolio related	3,379,610	3,258,651	2,871,149
Average debt — total company	3,594,610	3,473,651	3,086,149
Cost of funds — portfolio related	5.63%	5.58%	4.81%
Cost of funds — total company	5.76%	5.71%	5.00%
Net interest margin — portfolio related	3.34%	3.24%	3.59%
Net interest margin — total company	2.90%	2.78%	3.09%
Charge-offs/Average loans held for investment, excluding FVO loans	0.01%	0.09%	0.02%
Pre-tax return on equity	16.82%	16.81%	15.26%
Return on equity	11.87%	12.21%	11.18%

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

Our portfolio related cost of funds increased to 5.63% for the three months ended September 30, 2023 from 5.58% for the three months ended June 30, 2023 and increased from 4.81% for the three months ended September 30, 2022.

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

Over the periods shown below, our portfolio related net interest margin remained relatively consistent at 3.34% for the three months ended September 30, 2023 compared to the 3.24% for the three months ended June 30, 2023, and decreased from 3.59% for the three months ended September 30, 2022. The decrease from September 30, 2022 was primarily due to higher debt cost caused by an overall increase in interest rates.

Our total company net interest margin of 2.90% for the three months ended September 30, 2023 remained relatively consistent compared to 2.78% for the three months ended June 30, 2023, and decreased from 3.09% for the three months ended September 30, 2022. The decrease in total company net interest margin during the three months ended September 30, 2023 from the three months ended September 30, 2022 was primarily due to higher interest rates as compared to the same period in 2022.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Three Months Ended
	September 30, 2023			June 30, 2023			September 30, 2022
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
($ in thousands)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Loan portfolio:
Loans held for sale	$3,170			$3,477			$176
Loans held for investment	3,770,460			3,634,093			3,217,264
Total loans	$3,773,631	$79,088	8.38%	$3,637,570	$74,897	8.24%	$3,217,440	$63,419	7.88%

Debt:
Warehouse facilities	$192,855	$4,943	10.25%	$238,027	$5,910	9.93%	$226,660	$3,798	6.70%
Securitized debt	3,186,756	42,640	5.35%	3,020,624	39,541	5.24%	2,644,489	30,763	4.65%
Total debt - portfolio related	3,379,610	47,583	5.63%	3,258,651	45,451	5.58%	2,871,149	34,561	4.81%
Corporate debt	215,000	4,138	7.70%	215,000	4,139	7.70%	215,000	4,011	7.46%
Total debt	$3,594,610	$51,721	5.76%	$3,473,651	$49,590	5.71%	$3,086,149	$38,572	5.00%

Net interest spread - portfolio related (2)			2.75%			2.66%			3.07%
Net interest margin - portfolio related			3.34%			3.24%			3.59%

Net interest spread - total company (3)			2.63%			2.53%			2.88%
Net interest margin - total company			2.90%			2.78%			3.09%

(1)
Annualized.
(2)
Net interest spread — portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)
Net interest spread — total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.

Charge-Offs

Our annualized charge-off rate over average loans held for investment carried at amortized cost for the three months ended September 30, 2023 decreased to 0.01% as compared to 0.09% for the three months ended June 30, 2023 and 0.02% for the three months ended September 30, 2022. The charge-offs rate reflects year-to-date annualized charge-offs as a percentage of average loans held for investment for the respective quarters. We do not record charge-offs on FVO loans which are carried at estimated fair value. We do not record charge-offs on our loans held for sale which are carried either at fair value, or at the lower of cost or estimated fair value.

Pre-Tax Return on Equity and Return on Equity

Pre-tax return on equity and return on equity reflect income before income taxes and net income including income attributable to noncontrolling interest, respectively, as a percentage of the monthly average total stockholders’ equity including noncontrolling interest over the specified period. Pre-tax return on equity and return on equity remained the same during the quarter ended September 30, 2023 compared to the quarter ended June 30, 2023, and higher compared to the quarter ended September 30, 2022 due to the increase in income before income taxes and net income.

	Three Months Ended
($ in thousands)	September 30, 2023	June 30, 2023	September 30, 2022
Income before income taxes (A)	$17,239	$16,824	$14,049
Net income (B)	12,169	12,222	10,290

Monthly average balance:
Stockholders' equity (C)	409,954	400,441	368,270

Pre-tax return on equity (A)/(C) (1)	16.8%	16.8%	15.3%

Return on equity (B)/(C) (1)	11.9%	12.2%	11.2%

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

Provision for Loan Losses

Effective January 1, 2020, we adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments replacing the incurred loss accounting approach with the current expected credit loss (CECL) approach. Under the CECL methodology, the allowance for credit losses is calculated using a third-party model with our historical loss rates by segment, loans position as of the balance sheet date, and assumptions from us. We do not record provision for loan losses on loans held for sale, or loans carried at fair value.

Other Operating Income

Gain on Disposition of Loans. When we sell a loan held for sale, we record a gain or loss that reflects the difference between the proceeds received for the sale of the loans and their respective carrying values. The gain or loss that we ultimately realize on the sale of our loans held for sale is primarily determined by the terms of the originated loans, current market interest rates and the sales price of the loans. In addition, when we transfer a loan to REO, we record the REO at its fair value, less estimated costs to sell, at the time of the transfer. The difference between the fair value of the real estate and the carrying value of the loan is recorded as a gain or a loan charge-off.

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

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Interest income	$79,088	$63,419	$224,506	$174,711
Interest expense - portfolio related	47,583	34,561	135,062	86,869
Net interest income - portfolio related	31,505	28,858	89,444	87,842
Interest expense - corporate debt	4,138	4,011	12,417	25,333
Net interest income	27,367	24,847	77,027	62,509
Provision for loan losses	154	580	1,088	1,589
Net interest income after provision for loan losses	27,213	24,267	75,939	60,920
Other operating income	17,360	3,027	44,239	12,900
Total operating expenses	27,334	13,245	71,359	40,960
Income before income taxes	17,239	14,049	48,819	32,860
Income tax expense	5,070	3,759	13,693	8,568
Net income	12,169	10,290	35,126	24,292
Net income attributable to noncontrolling interest	83	307	208	543
Net income attributable to Velocity Financial, Inc.	$12,086	$9,983	$34,918	$23,749

Net Interest Income — Portfolio Related

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	2023	2022	$ Change
Interest income	$79,088	$63,419	$15,669	$224,506	$174,711	$49,795
Interest expense - portfolio related	47,583	34,561	13,022	135,062	86,869	48,193
Net interest income - portfolio related	$31,505	$28,858	$2,647	$89,444	$87,842	$1,602

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income increased to $31.5 million from $28.9 million for the three months ended September 30, 2023 and 2022. Our portfolio related net interest income increased from $87.8 million for the nine months ended September 30, 2022 to $89.4 million for the nine months ended September 30, 2023.

Interest Income. Interest income increased by $15.7 million to $79.1 million for the three months ended September 30, 2023, compared to $63.4 million for the three months ended September 30, 2022. The increase was primarily attributable to higher portfolio balances and an increase in the average loan yield, which increased from 7.88% for the three months ended September 30, 2022 to 8.38% for the three months ended September 30, 2023. Interest income increased by $49.8 million to $224.5 million for the nine months ended September 30, 2023, compared to $174.7 million for the nine months ended September 30, 2022. The increase in interest income for the nine months ended September 30, 2023 was primarily attributable to higher portfolio balances due to loan originations and higher average loan yield.

The following tables distinguish between the change in interest income attributable to change in volume and the change in interest income attributable to a change in rate for the three and nine months ended September 30, 2023 and 2022, respectively. The effect of changes in volume is determined by multiplying the change in average loan balance (i.e., $0.6 billion) by the previous period’s average yield (i.e., 7.88%). The effect of rate changes is calculated by multiplying the change in average yield (i.e., 0.50%) by the current period’s average loan balance (i.e., $3.8 billion).

	Three Months Ended September 30, 2023 and 2022
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Three months ended September 30, 2023	$3,773,631	$79,088	8.38%
Three months ended September 30, 2022	3,217,264	63,419	7.88%
Volume variance	556,367	10,960
Rate variance		4,709	0.50%
Total interest income variance		$15,669
(1) Annualized.

	Nine Months Ended September 30, 2023 and 2022
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Nine Months Ended September 30, 2023	$3,645,410	$224,506	8.21%
Nine Months Ended September 30, 2022	2,957,932	174,711	7.88%
Volume variance	687,478	40,630
Rate variance		9,165	0.33%
Total interest income variance		$49,795
(1) Annualized.
Interest Expense — Portfolio Related. Portfolio related interest expense, which consists of interest incurred on our warehouse facilities and securitized debt, increased from $34.6 million for the three months ended September 30, 2022 to $47.6 million for the three months ended September 30, 2023, and increased from $86.9 million for the nine months ended September 30, 2022 to $135.1 million for the nine months ended September 30, 2023, primarily attributable to a higher loan portfolio being financed and increased interest rates.

The following tables present the information regarding the portfolio related interest expense and distinguishes between the change in interest expense attributable to changes in the average outstanding debt balance (volume) versus changes in cost of funds (rate) for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30, 2023 and 2022
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Three months ended September 30, 2023	$3,379,610	$47,583	5.63%
Three months ended September 30, 2022	2,871,149	34,561	4.81%
Volume variance	508,461	6,114
Rate variance		6,908	0.82%
Total interest expense variance		$13,022
(1)
Includes securitized debt and warehouse agreements.
(2)
Annualized.

	Nine Months Ended September 30, 2023 and 2022
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Nine Months Ended September 30, 2023	$3,263,304	$135,063	5.52%
Nine Months Ended September 30, 2022	2,626,294	86,869	4.41%
Volume variance	637,010	21,069
Rate variance		27,125	1.11%
Total interest expense variance		$48,194
(1)
Includes securitized debt and warehouse agreements.
(2)
Annualized.

Net Interest Income After Provision for Loan Losses

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2023	2022	$ Change	2023	2022	$ Change
Net interest income - portfolio related	$31,505	$28,858	$2,647	$89,444	$87,842	$1,602
Interest expense - corporate debt	4,138	4,011	127	12,417	25,333	(12,916)
Net interest income	27,367	24,847	2,520	77,027	62,509	14,518
Provision for loan losses	154	580	(426)	1,088	1,589	(501)
Net interest income after provision for loan losses	$27,213	$24,267	$2,946	$75,939	$60,920	$15,019

Interest Expense — Corporate Debt. Corporate debt interest expense remained consistent at $4.1 million for the three months ended September 30, 2023, compared to $4.0 million for the three months ended September 30, 2022, and decreased to $12.4 million for the nine months ended September 30, 2023, compared to $25.3 million for the nine months ended September 30, 2022, primarily due to the $12.8 million prepayment fee and write-off of unamortized debt issuance costs associate with the payoff of our previous corporate debt in March 2022.

Provision for Loan Losses. Our provision for loan losses decreased to $0.2 million for the three months ended September 30, 2023 compared to $0.6 million for the three months ended September 30, 2022, and decreased from $1.6 million for the nine months ended September 30, 2022 to $1.1 million for the nine months ended September 30, 2023, primarily due to paydown on our existing loans held for investment portfolio carried at amortized cost. New loan originations beginning October 1, 2022.are carried at estimated fair value, which are excluded from provision for loan losses assessment.

Other Operating Income

The $14.3 million increase in total other operating income during the three months ended September 30, 2023 and $31.3 million increase for the nine months ended September 30, 2023 was mainly due to the election of fair value option accounting on new loan originations beginning October 1,2022, and the election of fair value option accounting on certain securitized debt effective January 1, 2023.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2023	2022		$ Change	2023	2022		$ Change
Gain on disposition of loans	$3,606	$399		$3,207	$6,756	$6,716		$40
Unrealized gain on fair value loans	(1,284)	453		(1,737)	8,483	469		8,014
Unrealized gain on fair value securitized debt	9,692	—		9,692	15,083	—		15,083
Origination income	3,323	518	(1)	2,805	8,469	1,704	(1)	6,765
Bank interest income	1,342	—		1,342	3,478	—		3,478
Other income	681	1,657	(2)	(976)	1,970	4,011	(2)	(2,041)
Total other operating income	$17,360	$3,027		$14,333	$44,239	$12,900		$31,339
(1)
Origination income included in other income for the three and nine months ended September 30, 2022, respectively have been reclassified to conform to current period presentation.
(2)
$0.5 million and $1.7 million of origination income originally included in other operating expenses for the three and nine months ended September 30, 2022, respectively have been reclassified as a separate line item, "origination income", under other operating income to conform to current period presentation.

Operating Expenses

Operating expenses are presented in the following table. Changes in operating expenses comparing to the same periods prior year are discussed below.

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2023	2022		$ Change	2023	2022		$ Change
Compensation and employee benefits	$12,523	$6,788		$5,735	$33,200	$18,664		$14,536
Origination expenses	273	209	(1)	64	347	2,656	(1)	(2,309)
Securitization expenses	4,930	—		4,930	10,213	—		10,213
Loan servicing	4,901	3,314		1,587	12,996	9,055		3,941
Professional fees	854	664		190	2,865	3,087		(222)
Rent and occupancy	472	445		27	1,377	1,313		64
Real estate owned, net	1,239	(195)		1,434	4,085	(621)		4,706
Other operating expenses	2,142	2,020	(1)	122	6,276	6,806	(1)	(530)
Total operating expenses	$27,334	$13,245		$14,089	$71,359	$40,960		$30,399
(1)
$0.2 million and $2.7 million origination expenses included in other operating expenses for the three and nine months ended September 30, 2022 , respectively, have been reclassified to origination expenses to conform to current period presentation. $0.5 million and $1.7 million of origination income originally included in other operating expenses for the three and nine months ended September 30, 2022, respectively, have been reclassified as a separate line item, "origination income", under other operating income to conform to current period presentation.

Compensation and Employee Benefits. Compensation and employee benefits increased by $5.7 million to $12.5 million for the three months ended September 30, 2023 compared to $6.8 million for the three months ended September 30, 2022, and increased by $14.5 million to $33.2 million for the nine months ended September 30, 2023 compared to $18.7 million for the nine months ended September 30, 2022. The increase was mainly driven by the FVO accounting on all new loan originations beginning October 1, 2022, as all origination costs on FVO loans are expensed as incurred as opposed to being deferred and amortized prior to October 1, 2022.

Origination Expenses. Origination expenses remained consistent at an expense of $0.3 million for the three months ended September 30, 2023, compared to an expense of $0.2 million for the three months ended September 30, 2022, and decreased to an expense of $0.3 million for the nine months ended September 30, 2023, compared to an expense of $2.7 million for the nine months ended September 30, 2022. The decrease in origination expenses was due to a decrease in loan funding activity compared to prior year.

Securitization Expenses. The increase in securitization expenses of $4.9 million and $10.2 million for the three and nine months ended September 30, 2023, respectively, was due to the election of fair value option accounting on securitized debt issued in 2023. Securitization expenses on FVO securitized debt are expensed as incurred as opposed to being deferred and amortized for securitized debt carried at amortized cost.

Loan Servicing. Loan servicing expenses increased from $3.3 million for the three months ended September 30, 2022 to $4.9 million for the three months ended September 30, 2023, and increased from $9.1 million for the nine months ended September 30, 2022 to $13.0 million for the nine months ended September 30, 2023 primarily due to the increase in our total loan portfolio from prior year.

Professional Fees. Professional fees increased to $0.9 million for the three months ended September 30, 2023 compared to $0.7 million for the three months ended September 30, 2022, and decreased by $0.2 million to $2.9 million for the nine months ended September 30, 2023 as compared to $3.1 million for the nine months ended September 30, 2022.

Rent and Occupancy. Rent and occupancy expenses remained consistent at $0.5 million and $0.4 million for the three months ended September 30, 2023 and three months ended September 30, 2022. Rent and occupancy remained consistent at $1.4 million for the nine months ended September 30, 2023 and $1.3 million for the nine months ended September 30, 2022.

Net Expenses of Real Estate Owned. Net expenses of real estate owned increased from income of $0.2 million for the three months ended September 30, 2022 to expense of $1.2 million for the three months ended September 30, 2023, and increased from income of $0.6 million for the nine months ended September 30, 2022 to expense of $4.1 million for the nine months ended September 30, 2023, mainly due to the decrease in realized gain on REO disposition and the increase in valuation adjustments taken on the underlying collateral values.

Other Operating Expenses. Other operating expenses increased from $2.0 million for the three months ended September 30, 2022 to $2.1 million for the three months ended September 30, 2023, and decreased from $6.8 million for the nine months ended September 30, 2022 to $6.3 million for the nine months ended September 30, 2023. The $0.5 million decrease from the nine months ended September 30, 2022 was primarily attributable to the decrease in advertising expense and property insurance premiums paid.

Income Tax Expense. Income tax expense was $5.1 million and $3.8 million for the three months ended September 30, 2023 and 2022, respectively, and $13.7 million and $8.6 million for the nine months ended September 30, 2023 and 2022, respectively. Our annual consolidated effective tax rates were 28.3% and 27.4% for the years 2023 and 2022 respectively.

Quarterly Results of Operations

The following table sets forth certain financial information for each completed fiscal quarter since the quarter ended December 31, 2021. The quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The following table sets forth our unaudited quarterly results for the periods indicated:

	Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022		December 31, 2021
($ in thousands)	(unaudited)
Interest income	$79,088	$74,897	$70,521	$65,632	$63,419	$59,243	$52,049		$49,360
Interest expense - portfolio related	47,583	45,451	42,029	40,854	34,561	28,752	23,556		23,666
Net interest income - portfolio related	31,505	29,446	28,492	24,778	28,858	30,491	28,493		25,694
Net interest margin - portfolio related	3.34%	3.24%	3.23%	2.84%	3.59%	4.10%	4.25%		4.27%
Interest expense - corporate debt	4,138	4,139	4,139	4,139	4,011	4,182	17,140		4,462
Net interest income	27,367	25,307	24,353	20,639	24,847	26,309	11,353		21,232
Net interest margin - total company	2.90%	2.78%	2.76%	2.36%	3.09%	3.54%	1.69%		3.53%
Provision for (reversal of) loan losses	154	298	636	(437)	580	279	730		377
Net interest income after provision for loan losses	27,213	25,009	23,717	21,076	24,267	26,030	10,623		20,855
Other operating income	17,360	14,037	12,843	11,420	3,027	3,592	6,281		3,190
Operating expenses	27,334	22,222	21,803	20,804	13,245	14,832	12,883		12,668
Income before income taxes	17,239	16,824	14,757	11,692	14,049	14,790	4,021		11,377
Less income attributable to noncontrolling interest	83	39	87	(235)	307	126	110		—
Income tax expense	5,070	4,602	4,021	3,465	3,759	4,019	790		3,024
Net income	$12,086	$12,183	$10,649	$8,462	$9,983	$10,645	$3,121	(1)	$8,353
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

Cash and Cash Equivalents

Our total liquidity plus available warehouse capacity including Century's revolving credit line was $654.0 million as of September 30, 2023, comprised of $29.4 million in cash, $30.9 million of available borrowings for unencumbered loans, and $593.6 million of available warehouse capacity.

We had cash of $29.4 million and $26.4 million, excluding restricted cash of $17.7 million and $14.5 million as of September 30, 2023 and 2022, respectively. The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities as of the periods indicated:

	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2022
Cash provided by (used in):
Operating activities	$22,676	$8,656
Investing activities	(360,790)	(819,065)
Financing activities	323,154	803,710
Net change in cash, cash equivalents, and restricted cash	$(14,960)	$(6,699)

Cash flows from operating activities primarily includes net income adjusted for (1) cash used for origination and purchase of held for sale loans and the related cash proceeds from the sales of such loans, (2) non-cash items including depreciation, provision for loan loss, discount accretion, and valuation changes, and (3) changes in the balances of operating assets and liabilities.

For the nine months ended September 30, 2023, our net cash used in operating activities consisted mainly of $35.1 million in net income, $19.8 million in proceeds from sales of loans held for sale, partially offset by $38.0 million in origination of loans held for sale.

For the nine months ended September 30, 2023, our net cash used in investing activities consisted mainly of $728.2 million in cash used to originate held for investment loans, partially offset by $334.2 million in cash received in payoffs of loans held for investment.

For the nine months ended September 30, 2023, our net cash provided by financing activities consisted mainly of $753.3 million in borrowings from our warehouse and repurchase facilities and $774.3 million in proceeds of asset-backed securities issued. The cash generated was offset by repayments of $868.7 million on our warehouse and repurchase facilities and repayments of $333.9 million on asset-backed securities issued.

During the nine months ended September 30, 2023, we used approximately $15.0 million of net cash and cash equivalents on operating, investing and financing activities. During the nine months ended September 30, 2022, we used approximately $6.7 million of net cash and cash equivalents on operating, investing and financing activities.

Warehouse Facilities

As of September 30, 2023, we had five non-mark-to-market warehouse facilities and one modified mark-to-market warehouse facility to support our loan origination and acquisition facilities. One agreement is a two-year warehouse repurchase facility, three agreements are one-year warehouse repurchase facilities and two agreements are three-year warehouse facilities. The borrowings are collateralized by primarily performing loans, one of the warehouse facilities bear interest at one-month AMERIBOR and five warehouse facilities at SOFR, all at margins that range from 1.60% to 4.50%. Borrowing under these facilities was $216.4 million with $593.6 million of available capacity under our warehouse and repurchase facilities as of September 30, 2023.

All warehouse facilities fund less than 100% of the principal balance of the mortgage loans we own requiring us to use working capital to fund the remaining portion. We may need to use additional working capital if loans become delinquent, because the amount permitted to be financed by the facilities may change based on the delinquency performance of the pledged collateral.

All borrower payments on loans financed under the warehouse facilities are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities. The warehouse facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to-net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization of interest expense. If we fail to meet any of the covenants or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of September 30, 2023, we were in compliance with these covenants.

Securitized debt

From May 2011 through September 2023, we have completed thirty securitized debts, issuing $6.2 billion in principal amount of securities to third parties. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The following table summarizes the securities issued, securities retained by us at the time of the securitization, and as of September 30, 2023 and December 31, 2022, and the stated maturity for each securitized debt. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 10%—30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

($ in thousands)		Securities Retained as of
Trusts	Securities Issued	Issuance Date	September 30, 2023	December 31, 2022	Stated Maturity Date
2016-1 Trust	$319,809	$38,792	$—	$17,541	April 2046
2017-2 Trust	245,601	12,927	2,416	2,697	October 2047
2018-1 Trust	176,816	9,308	1,626	2,065	April 2048
2018-2 Trust	307,988	16,210	3,781	4,352	October 2048
2019-1 Trust	235,580	12,399	—	4,178	March 2049
2019-2 Trust	207,020	10,901	—	4,007	July 2049
2019-3 Trust	154,419	8,127	—	3,281	October 2049
2020-1 Trust	248,700	13,159	—	6,746	February 2050
2020-2 Trust	96,352	32,118	12,847	12,847	June 2050
2021-1 Trust	251,301	13,227	—	10,120	May 2051
2021-2 Trust	194,918	10,260	—	—	August 2051
2021-3 Trust	204,205	—	—	—	October 2051
2021-4 Trust	319,116	—	—	—	December 2051
2022-1 Trust	273,594	5,015	4,451	4,718	February 2052
2022-2 Trust	241,388	11,202	11,170	11,170	March 2052
2022-MC1 Trust	84,967	40,911	44,926	44,038	May 2047
2022-3 Trust	296,323	18,914	15,489	18,587	May 2052
2022-4 Trust	308,357	25,190	13,414	25,027	July 2052
2022-5 Trust	188,754	65,459	12,649	65,141	October 2052
2023-1 Trust	198,715	41,593	4,042	—	December 2052
2023-1R Trust	64,833	66,228	66,228	—	October 2025
2023-2 Trust	202,210	24,229	23,948	—	April 2053
2023-RTL1 Trust	81,608	4,296	4,296	—	July 2028
2023-3 Trust	234,741	28,718	28,481	—	July 2053
Total	$5,137,315	$509,183	$249,764	$236,515

The following table summarizes outstanding bond balances for each securitized debt as of September 30, 2023 and December 31, 2022:

($ in thousands)	September 30, 2023	December 31, 2022
2016-1 Trust	$—	$22,369
2017-2 Trust	48,206	59,183
2018-1 Trust	35,010	43,596
2018-2 Trust	80,409	93,792
2019-1 Trust	79,215	91,167
2019-2 Trust	69,216	82,508
2019-3 Trust	60,482	67,899
2020-1 Trust	110,958	136,643
2020-2 Trust	49,528	60,445
2021-1 Trust	176,529	196,969
2021-2 Trust	149,431	170,072
2021-3 Trust	161,467	178,038
2021-4 Trust	250,941	273,489
2022-1 Trust	240,733	256,667
2022-2 Trust	221,631	233,045
2022-MC1 Trust	35,677	54,528
2022-3 Trust	262,308	280,066
2022-4 Trust	283,270	301,856
2022-5 Trust	171,183	186,577
2023-1 Trust	181,006	—
2023-1R Trust	60,515	—
2023-2 Trust	194,955	—
2023-RTL1 Trust	81,608	—
2023-3 Trust	232,802	—
	$3,237,080	$2,788,909

As of September 30, 2023 and December 31, 2022, the weighted average rates on the securities and certificates for the Trusts are as follows:

	September 30, 2023	December 31, 2022
2016-1 Trust (1)	NA	8.59%
2017-2 Trust	3.95%	3.92%
2018-1 Trust	3.99%	4.05%
2018-2 Trust	4.43%	4.46%
2019-1 Trust	4.06%	4.06%
2019-2 Trust	3.40%	3.46%
2019-3 Trust	3.29%	3.25%
2020-1 Trust	2.89%	2.89%
2020-2 Trust	4.59%	4.60%
2021-1 Trust	1.76%	1.73%
2021-2 Trust	2.02%	2.02%
2021-3 Trust	2.47%	2.44%
2021-4 Trust	3.24%	3.20%
2022-1 Trust	3.94%	3.93%
2022-2 Trust	5.08%	5.07%
2022-MC1 Trust	6.90%	6.91%
2022-3 Trust	5.71%	5.67%
2022-4 Trust	6.23%	6.23%
2022-5 Trust	7.05%	7.10%
2023-1 Trust	7.01%	—
2023-1R Trust	7.69%	—
2023-2 Trust	7.19%	—
2023-RTL1 Trust	8.23%	—
2023-3 Trust	7.80%	—
(1)
The 2016-1 Trust was collapsed in August 2023.

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

At-The-Market Equity Offering Program

On September 3, 2021, we entered into separate Equity Distribution Agreements with counterparties to establish an at-the-market equity offering program (“ATM Program”) where we may issue and sell, from time to time, shares of our common stock. Our ATM Program allows for aggregate gross sales of our common stock of up to $50,000,000 provided that the number of shares sold under the ATM Program does not exceed 5,000,000. For the three months ended September 30, 2023, 27,529 shares of common stock were sold under our ATM Program for net proceeds of $327.2 thousand.

Contractual Obligations and Commitments

On March 15, 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months.

As of September 30, 2023, we maintained warehouse facilities to finance our investor real estate loans and had approximately $216.4 million in outstanding borrowings with $593.6 million of available capacity under our warehouse and repurchase facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary market risk is interest rate volatility. Because we fund a portion of our investments with borrowings, fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities, and the fair value of interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair values. To manage our exposure to interest rate risk, we may utilize financial instruments, including forward starting payer interest rate swaps, and interest rate swaption structure. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of September 30, 2023, we have forward starting payer interest rate swaps with a total notional amount of $155.0 million, hedging the variability in interest payment cash flows attributable to changes in the benchmark overnight SOFR, on a debt forecasted to issue during the fourth quarter of 2023.

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

No common stock purchases were made by us during the three months ended September 30, 2023.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended September 30, 2023.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (ii) the Consolidated Statements of Income for the quarter ended September 30, 2023 and September 30, 2022, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter ended September 30, 2023 and September 30, 2022, (iv) the Consolidated Statements of Cash Flows for the quarter ended September 30, 2023 and September 30, 2022 and (v) the Notes to unaudited Consolidated Financial Statements.

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

VELOCITY FINANCIAL, INC.

Date: November 2, 2023	By:	/s/ Christopher D. Farrar
Christopher D. Farrar
Chief Executive Officer

Date: November 2, 2023	By:	/s/ Mark R. Szczepaniak
Mark R. Szczepaniak
Chief Financial Officer