Form 10-K
period 2023-12-31
Velocity Financial, Inc.
filed 2024-03-15
CIK 1692376

note08c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $100.7 million, based on a closing price of $11.53.

As of March 1, 2024, the registrant had 32,965,081 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Certain portions of our Definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with our 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Location of Exhibit Index

The index of exhibits is contained in Part IV of this Form 10-K on page 41.

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

iii

PART I

Item 1. Business.

Our Company

We are a vertically integrated real estate finance company founded in 2004. We originate, securitize, and manage a nationwide portfolio of loans secured by real estate to earn attractive risk adjusted spreads for our shareholders. We primarily originate investor loans secured by 1-4 unit residential rental properties, as well as loans for multi-family, mixed use and commercial properties. We originate loans nationwide across our extensive network of independent mortgage brokers and direct borrower relationships, which we have built and refined over the 19 years since our inception. Our objective is to be the preferred and one of the most recognized brands in our core market.

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

We believe there is a substantial and durable market opportunity for investor real estate loans across 1-4 unit residential rental and small commercial properties, and that our institutionalized approach to serving these fragmented market segments underpins our long-term business strategy. Our growth to date has validated the need for scaled lenders with dedication to individual investors who own ten or fewer properties, a base which we believe represents the vast majority of activity across our core market. According to data from the U.S. Census Bureau, from 1965 through 2023, the U.S. home rentership rate (the inverse of the home ownership rate) has averaged approximately 35%. According to an estimate published by Zillow in September 2023, the value of the U.S. residential housing sector is over $52 trillion. Ownership of residential properties for rent has historically been concentrated among smaller investors. According to data published by the Urban Institute in April and September 2023, an estimated 95% of investors own properties with one to four units and an estimated 98% of investors own 10 or fewer units, while institutional ownership comprises less than 4% of the market.

Our primary growth strategy is predicated on organically continuing to serve and build loyalty within our network of mortgage brokers, while also expanding our network with new mortgage brokers through targeted marketing and improved brand awareness. We believe our reputation and 19-year history within our core market position us well to capture future growth opportunities. We continue to opportunistically pursue inorganic growth strategies such as acquiring portfolios of loans that meet our investment criteria and acquisitions of businesses that align with our strategic vision.

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

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed Ginnie Mae issuer/servicer that provides government-insured Federal Housing Administration (FHA) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century earns origination fees and servicing fees from the mortgage servicing rights on its servicing portfolio. Century is a consolidated subsidiary of the Company as of completion of the acquisition. In addition, as a servicer of Ginnie Mae loans, Century is required to maintain a minimum net worth, and Century is in compliance with this requirement as of December 31, 2023.

Market Uncertainties

Our operational and financial performance will depend on certain market developments, including any lingering impact of the COVID-19 pandemic, or other highly contagious or infectious disease, the Russia/Ukraine war, the Gaza-Israel conflict, a global recession, heightened stress in residential or commercial real estate, securitization markets, corporate debt markets, and macroeconomic conditions and market fundamentals, which can all potentially impact our business performance.

Our Competitive Advantages

We believe that the following competitive advantages enhance our ability to execute our business strategy and position us well for future growth:

Established Franchise with Strong Brand Recognition

We believe our reputation and deep history within the real estate lending community position us as a preferred lender for mortgage brokers. We have been originating and acquiring loans in our core market since our inception in 2004, making us a recognizable brand with a proven ability to execute. Additionally, we have successfully executed thirty-one securitizations of our investor real estate loans, issuing $6.4 billion in principal amount of securities between 2011 and the year ended December 31, 2023. We have a keen understanding of this securitization market, including complicated structural issues, investor expectations and rating agency requirements. We executed our twenty-sixth through thirty-first securitizations in 2023. We believe this demonstrates that we have a strong reputation with investors in the securitization market, which enables us to maintain efficient access to debt capital that ultimately improves our ability to offer competitive pricing to our borrowers.

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

We apply the same asset-driven underwriting process to all of the loans in our portfolio, regardless of whether we originate or acquire these loans. Our credit and underwriting philosophy encompasses individual borrower and property due diligence, taking into consideration several factors. Our access to 19 years of proprietary data allows us to perform analytics that inform our lending decisions efficiently and effectively, which we believe is a strong competitive advantage.

Large In-Place Portfolio with Attractive, Long-Term Financing

We believe our in-place portfolio provides a significant and stable income stream for us to invest in future earnings growth. Our loans are structured to provide interest rate protection. The majority of our loans are fixed-rate loans and a smaller portion of our loans are floating after an initial fixed-rate period, subject to a floor equal to the starting fixed rate. The loans are mainly financed with long-term fixed-rate debt, resulting in a spread that could increase over time, but not decrease. As a result, our in-place portfolio generally benefits from rising interest rates. We generated $124.3 million in portfolio related net interest income for the year ended December 31, 2023, representing a 3.34% net interest margin during the year.

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

Further Penetrate Our Existing Mortgage Broker Network

We strive to be the preferred lender within our network of approved mortgage brokers. We have developed a strong reputation in the market for high quality execution and timely closing, which we believe are the most important qualities our mortgage brokers value in selecting a lender. There is significant opportunity for us to further penetrate the approximately 3,086 mortgage brokers with whom we have done business over the last five years. Approximately 88% of loan originators originated five or fewer loans with us during the year ended December 31, 2023. We believe this presents a compelling opportunity for us to capture incremental volume from our existing broker network.

Expand Our Network with New Mortgage Brokers

We believe that our targeted sales effort, combined with consistent high-quality execution, positions us well to continue adding to the network of mortgage brokers that rely on us to serve their borrower clients.

Despite the adverse macroeconomic conditions caused by inflation and rising interest rates, we funded 2,930 loans sourced by 1,046 different mortgage brokers during the year ended December 31, 2023. We believe that represents a small portion of the mortgage originators in the United States, which consisted of approximately 885,933 state-licensed mortgage originators as of June 30, 2023, according to the Nationwide Multistate Licensing System. The size of the mortgage broker market presents an attractive opportunity for us to capture significant growth with very small increases in the share of mortgage brokers that recognize our platform capabilities and utilize us as a preferred lender in our core market.

Develop New Products

Our primary product is a 30-year fixed-rate amortizing term loan. These loans comprised 90.0% of our loan originations during the year ended December 31, 2023. This product is used by borrowers to finance stabilized long-term real estate investments. We believe this product has strong receptivity in our market, as evidenced by our success in growing loan originations over time. Since our inception, we have continued to expand our product offering in response to developing market opportunities and the evolving financing needs of our broker network. For example, in 2013, in response to the increased demand for rental properties, we moved aggressively into the market for 1-4 unit residential rental loans, which comprised 54.9% of our held for investment loan portfolio as of December 31, 2023.

In March 2017, we began originating short-term, interest-only loans to be used for acquiring, repositioning or improving the quality of 1-4 unit residential investment properties. This product typically serves as an interim solution for borrowers and/or properties that do not meet the investment criteria of our primary 30-year product. The short-term, interest-only loan allows borrowers to address any qualifying issues with their credit and/or the underlying property before bridging into a longer-term loan. In June 2018, we added a second short-term, interest-only loan product which allows borrower draws for rehabbing residential rental property. In 2023, we issued our first securitization of these newly originated, short-term loans. In December 2021, we added a new HUD multi-family and healthcare loan product offering with our acquisition of a majority interest in Century.

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

Our Portfolio

Loans Held for Investment

Our typical investor real estate loan is secured by a first lien on the underlying property with the added protection of a personal guarantee and, based on the loans in our portfolio as of December 31, 2023, has an average balance of approximately $389,000. As of December 31, 2023, our portfolio of loans held for investment totaled $4.1 billion of unpaid principal balance, or UPB, on properties in 45 states and the District of Columbia. Of the 10,424 loans held for investment as of December 31, 2023, 99.1% of the portfolio, as measured by UPB, was attributable to our loan origination business, while the remaining 0.9% of the portfolio, or 56 loans, totaling $35.2 million in UPB, was related to acquisitions. During the years ended December 31, 2023 and 2022, we originated 2,955 and 4,135 loans to be held for investment totaling $1.1 billion and $1.7 billion, respectively.

As of December 31, 2023, 86.1% of our loans held for investment, as measured by UPB, were fully-amortizing over 30 years. The principal amount of a fully-amortizing loan is repaid ratably over the term of the loan, as compared to a balloon loan where all, or a substantial portion of, the original loan amount is due in a single payment at the maturity date. We believe that fully-amortizing loans face a lower risk of default than balloon loans, as the final payment due under the balloon loan may require the borrower to refinance or sell the property.

We target investor real estate loans with loan-to-value ratios, or LTVs, between 60% and 75% at origination as we believe that borrower equity of 25% to 40% provides significant protection against credit losses. As of December 31, 2023, our loans held for investment had a weighted average LTV at origination of 67.7%. Additionally, as of December 31, 2023, borrowers personally guaranteed 100.0% of the loans in our held for investment portfolio and had a weighted average credit score at origination of 718, excluding the 1.4% of loans for which a credit score is not available.

The following charts illustrate the composition of our loans held for investment as of December 31, 2023:

(*) Percentages may not sum to 100% due to rounding.

(1)
Portfolio stratifications based on unpaid principal balance for loans held for investment as of December 31, 2023.
(2)
Represents LTV at origination for population of loans held for investment as of December 31, 2023. In instances where LTV at origination is not available for an acquired loan, the LTV reflects our best estimate of value at time of acquisition.
(3)
The approximately 2% portion of our loans held for investment with an LTV greater than 75% consists primarily of acquired loans.

We typically do not lend on any property located in a city with a population less than 25,000 and outside a 25-mile radius of a city with a population in excess of 100,000. We generally prefer to lend in larger metropolitan statistical areas.

Our Financing Strategy

We typically finance our new loan originations using warehouse facilities. Once we have originated between approximately $175 million and $300 million in new loans, we securitize the loans through a real estate mortgage investment conduit, or REMIC, structure and issue the bonds to third parties through individual trust vehicles. All our securitizations are issued as private placements pursuant to Rule 144A under the Securities Act and utilize a REMIC structure except for the 2022 MC1 and 2023-RTL1 transactions which were issued as bonds treated as debt for tax purposes. The REMIC transactions can create significant U.S. GAAP versus tax differences. The U.S. GAAP treatment considers each REMIC as a variable interest entity that is required to be consolidated in our financial statements, accounting for the securitization as a secured borrowing. Under IRS rules, the REMICs require sale treatment where we are required to either recognize taxable income or loss to the extent the fair market value of the REMICs is greater than or less than our cost basis, the payment of which creates either a deferred tax asset or a deferred tax liability. We are the sole beneficial interest holder of each of the trusts, through our wholly-owned subsidiaries. Proceeds from the issuance of the securities are then used to pay down the balances on our warehouse facilities. As of December 31, 2023, we had successfully executed thirty-one securitizations of our investor real estate loans, issuing $6.4 billion in principal amount of securities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information about our warehouse repurchase facilities and securitizations.

In March 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. In August 2023, we completed our first securitization collateralized by our short-term loan product with $81.6 million in securities issued.

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

Human Capital Resources

As of December 31, 2023, we had a total of 253 employees, an increase of 30% from the prior year. None of our employees are represented by a labor union. The increase in our employees was a result of growing the business.

A driving force in our ability to generate revenue comes from the work of our Account Executives, or AEs. Our AEs generate business for us through their relationships with third-party brokers. Our ability to retain and attract AEs is essential to the growth of our business. A significant number of our employees are AEs, representing 27% of our workforce at year-end.

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

While we have not adopted any diversity quotas, 68% of our employees are men and 32% are women.

We are committed to the health, safety, and wellness of our employees. In response to the pandemic, we implemented precautionary policies and significant operational changes to protect and support our employees, including remote working. As of December 31, 2023, substantially all our employees have been able, and continue, to work remotely.

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

Our corporate office is located at 30699 Russell Ranch Road, Suite 295, Westlake Village, California 91362, and the telephone number of our office is (818) 532-3700. Our internet address is www.velfinance.com. Our internet website and the information contained therein or connected to or linked from our internet web site are not incorporated information and do not constitute a part of this Annual Report or any amendment thereto.

Item 1A. Risk Factors.

Intentionally omitted pursuant to smaller reporting company reduced disclosure requirements.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Company has processes in place for assessing, identifying and managing material risks from cybersecurity threats. Our processes include, but are not limited to, the following:

•
Engaging cyber security consultants, auditors, and other third parties to assess and enhance our cybersecurity practices;
•
Providing periodic training and testing, including phishing tests, to help our employees understand cybersecurity risks and their responsibility in mitigating those risks; and
•
Employing a variety of preventative and detective tools designed to monitor and block suspicious activity.

Our Chief Information Officer (the "CIO") is primarily responsible for this cybersecurity component, reporting directly to the Chief Executive Officer, who periodically reports to our Board of Directors. To date, risks from cybersecurity threats or incidents have not materially affected our company. However, the sophistication of and risks from cybersecurity threats and incidents continue to increase, and the preventative actions that we have taken and continue to take to reduce the risk of cybersecurity threats and incidents and protect our systems and information may not successfully protect against all cybersecurity threats and incidents.

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

As of February 16, 2024, there were approximately 1,560 beneficial holders of our common stock.

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

Issuer Purchases of Equity Securities

None.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered equity securities sales nor were there any repurchases of common stock, which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K during the period covered by this report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes and the other financial information included elsewhere in this Annual Report. This discussion contains forward-looking statements, as described above under the heading “Forward-Looking Statements” that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report.

Business

We are a vertically integrated real estate finance company founded in 2004. We primarily originate and manage investor loans secured by 1-4 unit residential rental and commercial properties, which we refer to collectively as investor real estate loans.

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee and, based on all loans in our portfolio as of December 31, 2023, has an average balance of approximately $389,000. As of December 31, 2023, our loan portfolio totaled $4.1 billion of UPB on properties in 45 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 67.8%, and was concentrated in 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, representing 55.0% of the UPB. During the year ended December 31, 2023, the yield on our total portfolio was 8.34%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitized debt, corporate debt and equity. The securitized debt market is our primary source of long-term, non-recourse financing. We have successfully executed 31 securitized debt offerings, issuing $6.4 billion in principal amount of securities from May 2011 through December 2023.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on our loan portfolio and interest expense paid on our portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of our warehouse facilities and securitized debt and excludes our corporate debt. For the year ended December 31, 2023, our portfolio related net interest margin was 3.34%. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for loan losses and operating expenses. For the year ended December 31, 2023, we generated pre-tax and net income of $71.1 million and $52.3 million, respectively, and earned a pre-tax return on equity and return on equity of 17.5% and 12.8%, respectively.

Items Affecting Comparability of Results

Due to a number of factors, our historical financial results may not be comparable, either from period to period, or to our financial results in future periods. We have summarized the key factors affecting the comparability of our financial results below.

Fair Value Option Accounting

We made an election to apply the fair value option ("FVO") accounting to all our originated mortgage loans on a go-forward basis beginning October 1, 2022. The fair value option loans will be presented on a separate line item in the consolidated balance sheet. We will not record a CECL loan loss reserve on fair value option loans.

The FVO accounting for our securitized debt is on a case-by-case basis effective January 1, 2023. The fair value option securitized debt is presented on a separate line item in the consolidated balance sheet.

Income Taxes

Our REMIC transactions can create significant U.S. GAAP versus tax differences. The U.S. GAAP treatment considers each REMIC as a variable interest entity that is required to be consolidated in our financial statements, accounting for the securitization as a secured borrowing. Under IRS rules, the REMICs require sale treatment, and we are required to either recognize taxable income or loss to the extent the fair market value of the REMICs is greater than or less than our cost basis, the payment of which creates either a deferred tax asset or deferred tax liability.

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

Interest Expense on Corporate Debt

In March 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement (“the 2022 Term Loan”). A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to the $175.0 million syndicated corporate debt ("2021 Term Loan"). We incurred $29.5 million and $16.6 million of interest expense related to our corporate debt during the years ended December 31, 2022 and 2023, respectively. $29.5 million of interest expense in 2022 included a one-time debt issuance cost write-off of $7.7 million and prepayment penalties of $5.3 million.

Recent Developments

Securitized Debt

In January 2024, we completed the securitization of $221.1 million of investor real estate loans, as measured by UPB.

In February 2024, the Company issued $75 million principal amount of five-year Senior Secured Notes. The Notes bear interest at 9.875% and mature on February 15, 2029.

During the year ended December 31, 2023, the Company began utilizing forward starting interest rate derivative instruments designated as cash flow hedges to manage the exposure to interest rate volatility associated with future issuances of fixed-rate debt. The gains or losses on forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges are reported as a component of accumulated other comprehensive income.

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

We use an open pool loss rate methodology to model expected credit losses. To determine the loss rates using the open pool method, we start with our historical database of losses, segmenting the loans by loan purpose, product type and repayment period. A third-party model applying the open pool method is used to estimate an annual average loss rate by dividing the respective pool's quarterly historical losses by the pool's respective prior quarters’ ending unamortized loan cost balance and deriving an annual average loss rate from the historical quarterly loss rates. The model then adjusts the annual average loss rates based upon macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates are applied to the forecasted pool balance within each segment. The forecasted balances in the loan pool segments are calculated based on a principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments. Estimated prepayments, or Constant Prepayment Rates ("CPRs") are developed from multiple loan characteristic considerations, such as property types, FICO scores, loan purpose, and prepayment penalty terms, which is the most significant driver of prepayment activity. The prepayment penalty terms differ between the short-term and long-term loans, and we have developed a CPR curve for our short-term loans (2-year or less) and one for our long-term loans (30-year). Data from 2012-2023 is used to develop prepayment rates for our long-term loans. Because of the prepayment penalty structure in our long-term loans, prepayments during the active penalty term are historically low and begin to ramp up after the prepayment penalty term. The active prepayment penalty term is considered for existing and new loans over the reasonable and supportable forecast period in determining estimated prepayments. We back-test the CPR curves on a quarterly basis and adjust the CPR curves as appropriate. The reasonable and supportable period is meant to represent the period in which we believe the forecasted macroeconomic variables can be reasonably estimated. Significant variables or assumptions incorporated in the macroeconomic forecasts include U.S. unemployment, U.S. real gross domestic product (GDP), treasury yields, and U.S. real estate housing prices. We consider multiple scenarios from different macroeconomic forecasts and use different forecast and revision periods for estimating lifetime expected credit losses.

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

Fair Value Option Accounting

We made an election to apply the fair value option accounting to all our originated mortgage loans on a go-forward basis beginning October 1, 2022. We will consider applying FVO accounting to acquired loans on a case-by-case basis. The fair value option loans will be presented on a separate line item in the consolidated balance sheet. We will not record a CECL loan loss reserve on fair value option loans.

In accordance with ASC 820, we utilize a third-party loan valuation model to estimate the fair value of our nonperforming mortgage loans. We use an in-house loan valuation model to estimate the fair value of our performing mortgage loans. We use a discounted cash flow methodology, that forecasts contractual cash flows, adjusting for projected prepayments and defaults, followed by discounting these cash flows back to a present value, using a reasonable discount rate.

The FVO accounting for our securitized debt is on a case-by-case basis effective January 1, 2023. The fair value option securitized debt is presented on a separate line item in the consolidated balance sheet.

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

Origination Volume

Portfolio related net interest income is the largest contributor to our net income. We grew our portfolio related net interest income by $11.7 million or 10.4% from $112.6 million for the year ended December 31, 2022 to $124.3 million for the year ended December 31, 2023. The growth in net interest income is largely attributable to new loan originations which we have achieved by executing our principal strategies of expanding our broker network and further penetrating our network of existing brokers. We anticipate that our future performance will continue to depend on growing our origination/acquisition volume and believe that the large and highly fragmented nature of our core market provides meaningful opportunity to achieve this. We intend to grow our portfolio by continuing to serve and build loyalty within our existing network of brokers while expanding our network with new brokers through targeted marketing and improved brand awareness.

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

One of our seven warehouse repurchase and revolving loan facilities has interest payment obligations tied to the one-month American Interbank Offered Rate, ("AMERIBOR"). Six of our warehouse repurchase and revolving loan facilities have interest payment obligations tied to the Secured Overnight Offering Rate ("SOFR").

Loan Performance

We underwrite and structure our loans to minimize potential losses. We believe our fully amortizing loan structures and avoidance of large balloon payments for long term loans, coupled with meaningful borrower equity in properties, limit the probability of losses and that our proven in-house asset management capability allows us to minimize potential losses in situations where there is insufficient equity in the property. Our income is highly dependent upon borrowers making their payments and resolving delinquent loans as favorably as possible. Macroeconomic conditions can, however, impact credit trends in our core market and have an adverse impact on financial results.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	December 31,
	2023	2022	2021
	($ in thousands)
Total loans (UPB)	$4,072,890	$3,512,486	$2,587,221
Loan count	10,477	8,893	6,964
Average loan balance	$389	$395	$372
Weighted average loan-to-value	67.8%	68.2%	67.7%
Weighted average coupon	8.88%	7.95%	7.76%
Nonperforming loans (UPB) (A)	$394,562	$292,789	$273,100
Nonperforming loans (% of total) (A)	9.69%	8.34%	17.11%

(A) Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $42.2 million, $39.6 million, and $53.8 million of COVID-19 forbearance-granted loans 90 days or more past due as of December 31, 2023, 2022 and 2021, respectively.

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

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

($ in thousands)	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
Year Ended December 31, 2023:
Loan originations — held for investment	2,955	$1,079,811	$365	11.1%	66.4%
Loan originations — held for sale	10	38,036	3,804	7.9%	48.2%
Total loans originated	2,965	$1,117,847
Year Ended December 31, 2022:
Loan originations — held for investment	4,133	$1,730,526	$419	7.9%	69.2%
Loan originations — held for sale	2	31,327	15,663	5.0%	64.7%
Total loan originations	4,135	$1,761,853	426	7.9%	68.0%
Loan acquisitions — held for investment	14	14,455	1,032	8.8%	62.0%
Total loans originated and acquired	4,149	$1,776,308
Year Ended December 31, 2021:
Loan originations — held for investment	3,105	$1,326,275	$427	6.9%	69.6%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	3,105	$1,326,275	427	6.9%	69.6%
Loan acquisitions — held for investment	26	11,300	435	7.0%	61.4%
Total loans originated and acquired	3,131	$1,337,575

For the year ended December 31, 2023, we originated $1.1 billion of loans, which was a decrease of $644.0 million, or 36.6% from $1.8 billion for the year ended December 31, 2022. The 2022 originations increased by $435.6 million, or 32.8% from $1.3 billion for the year ended December 31, 2021.

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

	December 31,
(in thousands)	2023	2022	2021
Unpaid principal balance	$4,055,936	$3,512,486	$2,499,798
Valuation adjustments on FVO loans	54,677	7,463	27
Deferred loan origination costs	28,351	33,429	33,360
Total loans held for investment, gross	4,138,964	3,553,378	2,533,185
Allowance for credit losses	(4,769)	(4,893)	(4,262)
Loans held for investment, net	$4,134,195	$3,548,485	$2,528,923

The following table illustrates the contractual maturities for our loans held for investment in aggregate UPB and as a percentage of our total held for investment loan portfolio as of the dates indicated:

	December 31,
	2023		2022		2021
($ in thousands)	UPB	%	UPB	%	UPB	%
Loans due in less than one year	$151,670	3.8%	$146,916	4.2%	$96,502	3.9%
Loans due in one to five years	54,345	1.3	31,777	0.9	5,023	0.2
Loans due in more than five years	3,849,921	94.9	3,333,793	94.9	2,398,273	96.0
Total loans held for investment	$4,055,936	100.0%	$3,512,486	100.0%	$2,499,798	100.0%

Allowance for Loan Losses

Our allowance for loan losses decreased to $4.8 million as of December 31, 2023, from $4.9 million as of December 31, 2022. The decrease in allowance is primarily due to loan paydowns and payoffs decreasing our portfolio of loans held for investment carried at amortized cost.

Our allowance increased to $4.9 million as of December 31, 2022, from $4.3 million as of December 31, 2021. The increase in allowance was primarily due to the increase in our loans held for investment carried at amortized cost from $2.5 billion as of December 31, 2021 to $3.2 billion as of December 31, 2022.

Our allowance for loan losses is based on an analysis of historical loan loss data from January 1, 2017 through December 31, 2023, adjusted for macroeconomic forecasts. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses should a loan become impaired. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss, is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

To estimate the allowance for loan losses in our portfolio of loans held for investment carried at amortized cost, we follow a detailed internal process, considering a number of different factors including, but not limited to, our ongoing analyses of loans, historical loss rates, relevant environmental factors, relevant market research, trends in delinquencies, effects and changes in credit concentrations, and ongoing evaluation of fair values.

The following table illustrates the activity in our allowance for loan losses over the periods indicated:

	December 31,
($ in thousands)	2023	2022	2021
Allowance for credit losses:
Beginning balance	$4,893	$4,262	$5,845
Provision for (reversal of) loan losses	1,915	1,152	(292)
Charge-offs	(2,039)	(521)	(1,291)
Ending balance	$4,769	$4,893	$4,262
Total loans held for investment (UPB), excluding FVO (1)	$2,804,541	$3,243,854	$2,498,466
Allowance for credit losses / loans held for investment, excluding FVO	0.17%	0.15%	0.17%
(1)
Reflects the UPB of loans held for investment excluding loans held for investment at fair value (FVO).

Credit Quality – Loans Held for Investment and Loans Held for Investment at Fair Value

The following table provides delinquency information on our loans held for investment and loans held for investment at fair value by UPB as of the dates indicated:

($ in thousands)	December 31, 2023 (A)		COVID-19 Forbearance	December 31, 2022 (A)		COVID-19 Forbearance	December 31, 2021 (A)		COVID-19 Forbearance
Performing/Accruing:
Current	$3,354,197	82.7%	$116,060	$2,969,989	84.6%	$120,884	$2,068,023	82.7%	$188,466
30-59 days past due	231,590	5.7	11,993	186,051	5.3	33,668	127,046	5.1	36,579
60-89 days past due	75,587	1.9	4,336	63,657	1.8	6,902	31,629	1.3	8,262
90+ days past due	—	—	—	—	—	—	—	—	—
Total performing loans	3,661,374	90.3	132,389	3,219,697	91.7	161,454	2,226,698	89.1	233,307
Nonperforming/Nonaccrual:
<90 days past due	17,746	0.4	1,562	17,852	0.5	1,116	19,533	0.8	5,325
90+ days past due	24,398	0.6	—	32,566	0.9	1,681	35,787	1.4	8,510
Bankruptcy	35,993	0.9	3,705	22,435	0.6	7,272	20,038	0.8	6,242
In foreclosure	316,425	7.8	36,915	219,936	6.3	29,482	197,742	7.9	39,045
Total nonperforming loans	394,562	9.7	42,182	292,789	8.3	39,551	273,100	10.9	59,122
Total loans held for investment	$4,055,936	100.0%	$174,571	$3,512,486	100.0%	$201,005	$2,499,798	100.0%	$292,429

(A)
Balance includes $174.6 million UPB of loans held for investment as of December 31, 2023, $201.0 million as of December 31, 2022, and $292.4 million as of December 31, 2021 in our COVID-19 forbearance program.

Other than loans while they were in the COVID-19 forbearance program, loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $394.6 million, or 9.7% of our held for investment loan portfolio as of December 31, 2023, compared to $292.8 million, or 8.3% as of December 31, 2022, and $273.1 million, or 10.9% of the loan portfolio as of December 31, 2021. The increase in total nonperforming loans as of December 31, 2023 compared to December 31, 2022 is due to an increase in the size of our portfolio and management’s decision to move loans into foreclosure early in the delinquency process. The increase in total nonperforming loans as of December 31, 2022 compared to December 31, 2021 was primarily attributable to a larger loan portfolio offset by loan resolutions from our Special Servicing department.

Resolutions of non-performing loans

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following tables summarize the resolution activities of loans that were nonperforming or became nonperforming during the periods indicated. We resolved $206.1 million, $142.2 million, and $201.9 million of long-term and short-term nonperforming loans during the years ended December 31, 2023, 2022, and 2021, respectively. We also resolved $19.3 million, $16.2 million, and $10.7 million of long-term and short-term nonperforming loans transferred to REO during the years ended December 31, 2023, 2022 and 2021, respectively. From these resolution activities, we realized net gains of $5.5 million, $10.8 million, and $7.5 million during the years ended December 31, 2023, 2022, and 2021, respectively. This is largely the result of collecting default interest and prepayment penalties in excess of the contractual interest due and collected.

The table below includes nonperforming loan resolutions for our long-term loans and REOs.

Long-Term Loans	December 31, 2023		December 31, 2022		December 31, 2021
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$67,769	$3,181	$50,441	$5,073	$62,703	$4,106
Resolved — paid current	101,224	925	46,062	449	45,654	650
Resolved — REO sold	13,335	57	10,204	1,602	10,151	226
Total resolutions	$182,328	$4,163	$106,707	$7,124	$118,508	$4,982
Recovery rate on resolved nonperforming UPB		102.3%		106.7%		104.2%

The table below includes resolutions for our short-term nonperforming loans and REOs, and also includes loans that were granted a COVID-19 forbearance in 2020. The short-term loans, or loans with a maturity of two-year or less, do not require prepayment fees and usually result in a lower gain when paid in full, as compared to long term loans.

Short-Term Loans	December 31, 2023		December 31, 2022		December 31, 2021
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$18,301	$741	$36,516	$2,100	$43,613	$2,312
Resolved — paid current	18,775	111	9,192	61	49,942	195
Resolved — REO sold	5,919	506	5,966	1,474	534	22
Total resolutions	$42,995	$1,358	$51,674	$3,635	$94,089	$2,529
Recovery rate on resolved nonperforming UPB		103.2%		107.0%		102.7%

Our recovery rates were elevated in 2022 because of the positive resolution of loans impacted by the COVID pandemic.

Real Estate Owned (REO)

REO includes real estate we acquire through foreclosure or by deed-in-lieu of foreclosure. REO assets are initially recorded at fair value, less estimated costs to sell, on the date of foreclosure. Adjustments that reduce the carrying value of the loan to the fair value of the real estate at the time of foreclosure are recognized as charge-offs in the allowance for loan losses. Positive adjustments at the time of foreclosure are recognized in other operating income. After foreclosure, we periodically obtain new valuations and any subsequent changes to fair value, less estimated costs to sell, are reflected as valuation adjustments, included in "real estate owned, net" in the consolidated statements of income.

As of December 31, 2023, our REO included 71 properties with a carrying value of $44.3 million compared to 27 properties with a carrying value of $13.3 million as of December 31, 2022.

Charge-offs, Gain/(Loss) on REO

Our actual charge-offs have been minimal as a percentage of nonperforming loans held for investment. The valuation impact to our P&L from loans becoming REO or in REO is a combination of 1) loan charge-offs, 2) gain on transfer to REO included in "gain on disposition of loans" in the consolidated statements of income, 3) net gain/(loss) on sale of REO, and 4) net valuation adjustments on REO. The table below shows our actual charge-offs; gain on transfer of nonperforming loans to REO; gain on disposition of REO; and net valuation adjustments on REO; for the periods indicated.

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Average nonperforming loans for the period (1)	$328,105	$266,129	$307,562
Charge-offs	(2,039)	(521)	(1,291)
Charge-offs / Average nonperforming loans for the period (1)	0.62%	0.20%	0.42%
Gain on transfer to REO	7,412	3,408	1,117
Gain on sale of REO	568	2,939	409
REO valuations, net	(3,903)	(364)	(1,759)
Total gain/(loss) on REO	2,038	5,462	(1,524)
(1)
Reflects the monthly average of nonperforming loans held for investment during the period.

Concentrations – Loans Held for Investment

As of December 31, 2023, our held for investment loan portfolio was concentrated in investor 1-4 loans, representing 54.9% of the UPB and mixed-use properties represented 11.7% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. By geography, the principal balance of our loans held for investment were concentrated 21.9% in California, 18.3% in New York, 13.4% in Florida, and 7.3% in New Jersey.

Property Type	December 31, 2023
($ in thousands)	Loan Count	UPB	% of Total UPB
Investor 1-4	6,478	$2,224,795	54.9%
Mixed use	1,147	474,913	11.7
Retail	715	343,992	8.5
Multifamily	578	316,326	7.8
Warehouse	394	265,032	6.5
Office	513	221,270	5.5
Other (1)	599	209,608	5.1
Total loans held for investment	10,424	$4,055,936	100.0%
(1)
All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	December 31, 2023
($ in thousands)	Loan Count	UPB	% of Total UPB
California	1,345	$889,681	21.9%
New York	1,352	744,091	18.3
Florida	1,385	543,546	13.4
New Jersey	901	295,038	7.3
Other (1)	5,441	1,583,580	39.1
Total loans held for investment	10,424	$4,055,936	100.0%
(1)
All other states individually comprise less than 5.0% of the total unpaid principal balance.

Key Performance Metrics

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Average loans	$3,725,197	$3,092,198	$2,125,847
Portfolio yield	8.34%	7.77%	8.56%
Average debt — portfolio related	3,341,411	2,750,822	1,814,048
Average debt — total company	3,556,411	2,956,801	1,968,938
Cost of funds — portfolio related	5.58%	4.64%	4.71%
Cost of funds — total company	5.71%	5.32%	5.38%
Net interest margin — portfolio related	3.34%	3.64%	4.54%
Net interest margin — total company	2.89%	2.69%	3.57%
Charge-offs/Average loans held for investment, excluding FVO loans	0.07%	0.02%	0.06%
Pre-tax return on equity	17.46%	12.23%	15.58%
Return on equity	12.84%	8.93%	11.45%

Average Loans

Average loans reflects the daily average of total outstanding loans, including both loans held for investment and loans held for sale, as measured by UPB, over the specified time period.

Portfolio Yield

Portfolio yield is an annualized measure of the total interest income earned on our loan portfolio as a percentage of average loans over the given period. Interest income includes interest earned on performing loans, cash interest received on nonperforming loans, default interest and prepayment fees. Portfolio yield was higher in 2023 primarily due to higher interest rates for new originations in 2023 as compared to 2022.

Average Debt — Portfolio Related and Total Company

Portfolio-related debt consists of borrowings related directly to financing our loan portfolio, which includes our warehouse repurchase facilities and securitized debt. Total company debt consists of portfolio-related debt and corporate debt. The measures presented here reflects the monthly average of all portfolio-related and total company debt, as measured by outstanding principal balance, over the specified time period.

Cost of Funds — Portfolio Related and Total Company

Portfolio related cost of funds is an annualized measure of the interest expense incurred on our portfolio-related debt as a percentage of average portfolio-related debt outstanding over the given period. Total company cost of funds is an annualized measure of the interest expense incurred on our portfolio-related debt and corporate debt outstanding over the given period. Interest expense includes the amortization of expenses incurred in connection with our portfolio related financing activities and corporate debt. Through the issuance of long-term securitized debt, we have been able to fix a significant portion of our borrowing costs over time. The strong credit performance on our securitized debt has allowed us to issue debt at attractive rates. Our portfolio related cost of funds increased to 5.58% for the year ended December 31, 2023 from 4.64% and 4.71% for the years ended December 31, 2022 and 2021, respectively.

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

Over the periods shown below, our portfolio related net interest margin decreased to 3.34% for the year ended December 31, 2023 compared to the 3.64% for the year ended December 31, 2022, and decreased from 4.54% for the year ended December 31, 2021. The decreases were primarily due to higher debt cost caused by an overall increase in interest rates.

Our total company net interest margin of 2.89% for the year ended December 31, 2023 increased from 2.69% for the year ended December 31, 2022, and decreased from 3.57% for the year ended December 31, 2021. The increase in total company net interest margin from the year ended December 31, 2022 was due to the lower interest expense on our corporate debt. The decrease in total company net interest margin from the year ended December 31, 2021 was primarily due to higher interest rates.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Year Ended December 31,
	2023			2022			2021
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
($ in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Loan portfolio:
Loans held for sale	$8,615			$49,194			$15,794
Loans held for investment	3,716,582			3,043,003			2,110,053
Total loans	$3,725,197	$310,775	8.34%	$3,092,198	$240,343	7.77%	$2,125,847	$181,968	8.56%

Debt:
Warehouse and repurchase facilities	$227,911	21,726	9.53%	$292,490	17,454	5.97%	$183,663	9,706	5.28%
Securitized debt	3,113,500	164,742	5.29%	2,458,332	110,269	4.49%	1,630,385	75,680	4.64%
Total debt - portfolio related	3,341,411	186,468	5.58%	2,750,822	127,723	4.64%	1,814,048	85,386	4.71%
Corporate debt	215,000	16,556	7.70%	205,979	29,472	14.31%	154,890	20,609	13.31%
Total debt	$3,556,411	$203,024	5.71%	$2,956,801	$157,195	5.32%	$1,968,938	$105,995	5.38%

Net interest spread - portfolio related (1)			2.76%			3.13%			3.85%
Net interest margin - portfolio related			3.34%			3.64%			4.54%

Net interest spread - total company (2)			2.63%			2.46%			3.18%
Net interest margin - total company			2.89%			2.69%			3.57%
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

Pre-Tax Return on Equity and Return on Equity

Pre-tax return on equity and return on equity reflect income before income taxes, and net income including net income attributable to noncontrolling interest, respectively, as a percentage of the monthly average total stockholders’ equity including noncontrolling interest over the specified period. Pre-tax return on equity and return on equity increased for the year ended December 31, 2023 as compared to 2022 and 2021 due to the increase in income before income taxes and net income as further explained below.

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Income before income taxes (A)	$71,127	$44,552	$39,793
Net income (B)	52,293	32,519	29,224

Monthly average balance:
Stockholders' / Members' equity (C)	407,305	364,282	255,331

Pre-tax return on equity (A)/(C)	17.5%	12.2%	15.6%

Return on equity (B)/(C)	12.8%	8.9%	11.4%

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

Interest income on loans held for investment is comprised of interest income on loans and prepayment fees less the amortization of deferred net costs related to the origination of loans. Interest income on loans held for sale is comprised of interest income earned on loans prior to their sale. The net fees and costs associated with loans held for sale carried at the lower of cost or fair value, are deferred as part of the carrying value of the loan and recognized as a gain or loss on the sale of the loan. The fees and costs associated with loans held for sale carried at fair value are recognized and expensed as incurred

Interest Expense — Portfolio Related

Portfolio related interest expense is incurred on the debt we incur to fund our loan origination and portfolio activities and consists of our warehouse repurchase facilities and securitized debt. Portfolio related interest expense also includes the amortization of expenses incurred as a result of issuing the debt, which are amortized using the level yield method. Key drivers of interest expense include the debt amounts outstanding, interest rates, and the mix of our securitized debt and warehouse liabilities.

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

Unrealized Gain/(Loss) on Mortgage Servicing Rights. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Changes in fair value are reported as unrealized gains/(losses) on mortgage servicing rights.

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

Origination Fee Income. Fee income related to our loan origination activities.

Interest Income on cash balance. Interest income on bank balances.

Other Income. Other income primarily consists of servicing fee income and other miscellaneous income. Century earns servicing fees for servicing mortgage loans for others.

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

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Interest income	$310,775	$240,343	$181,968
Interest expense - portfolio related	186,468	127,723	85,386
Net interest income - portfolio related	124,307	112,620	96,582
Interest expense - corporate debt	16,556	29,472	20,609
Net interest income	107,751	83,148	75,973
Provision for (reversal of) loan losses	1,915	1,152	(292)
Net interest income after provision for loan losses	105,836	81,996	76,265
Other operating income	65,910	24,321	9,798
Total operating expenses	100,619	61,765	46,269
Income before income taxes	71,127	44,552	39,794
Income tax expense	18,834	12,033	10,569
Net income	52,293	32,519	29,225
Net income attributable to noncontrolling interest	20	308	—
Net income attributable to Velocity Financial, Inc.	52,273	32,211	29,225
Less undistributed earnings attributable to participating securities	753	491	8,589
Less deemed dividends on preferred stock	—	—	—
Net income allocated to common shareholders	$51,520	$31,720	$20,636
Earnings per common share
Basic	$1.60	$0.99	$0.90
Diluted	$1.52	$0.94	$0.86
Weighted average common shares outstanding
Basic	32,206	31,913	22,813
Diluted	34,484	34,131	33,982

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net Interest Income — Portfolio Related

	Year Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
Interest income	$310,775	$240,343	$70,432	29.3%
Interest expense - portfolio related	186,468	127,723	58,745	46.0%
Net interest income - portfolio related	$124,307	$112,620	$11,687	10.4%

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income increased to $124.3 million from $112.6 million for the year ended December 31, 2023 and 2022.

Interest Income. Interest income increased by $70.4 million, or 29.3%, to $310.8 million for the year ended December 31, 2023, compared to $240.3 million for the year ended December 31, 2022. The increase was primarily attributable to higher portfolio balances and an increase in the average yield. The average yield increased to 8.34% from 7.77%. Average loans increased $633.0 million, or 20.5%, from $3.1 billion for the year ended December 31, 2022 to $3.7 billion for the year ended December 31, 2023. The increase in average yield is attributable to the overall higher interest rate environment in 2023.

The following table distinguishes between the change in interest income attributable to change in volume and the change in interest income attributable to change in rate. The effect of changes in volume is determined by multiplying the change in average loan balance ($633.0 million) by the previous period’s average yield (7.77%). Similarly, the effect of rate changes is calculated by multiplying the change in average yield (0.57%) by the current period’s average loan balance ($3.7 billion).

	Years Ended December 31, 2023 and 2022
($ in thousands)	Average Loans	Interest Income	Average Yield
Year Ended December 31, 2023	$3,725,197	$310,775	8.34%
Year Ended December 31, 2022	3,092,198	240,343	7.77%
Volume variance	632,999	49,200
Rate variance		21,232	0.57%
Total interest income variance		$70,432

Interest Expense — Portfolio Related. Portfolio related interest expense consists of interest incurred on our warehouse facilities and securitized debt, which increased by $58.7 million, or 46.0%, to $186.5 million for the year ended December 31, 2023, from $127.7 million for the year ended December 31, 2022. The increase in portfolio related interest expense in 2023 was primarily attributable to a higher loan portfolio being financed and increased interest rates.

The following table presents information regarding the increase in portfolio related interest expense and distinguishes between the dollar amount of change in interest expense attributable to changes in the average outstanding debt balance (volume) versus changes in cost of funds (rate) for the years ended December 31, 2023 and 2022.

	Years Ended December 31, 2023 and 2022
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds
Year Ended December 31, 2023	$3,341,411	$186,468	5.58%
Year Ended December 31, 2022	2,750,822	127,723	4.64%
Volume variance	590,589	27,422
Rate variance		31,323	0.94%
Total interest expense variance		$58,745
(1)
Includes securitized debt and warehouse repurchase agreements.

Net Interest Income After Provision for Loan Losses

Net interest income after provision for loan losses increased 29.1% over the prior year driven by higher net interest income.

	Year Ended December 31,
($ in thousands)	2023	2022	$ Change	% Change
Net interest income - portfolio related	$124,307	$112,620	$11,687	10.4%
Interest expense - corporate debt	16,556	29,472	(12,916)	(43.8)%
Net interest income	107,751	83,148	24,603	29.6%
Provision for loan losses	1,915	1,152	763	66.2%
Net interest income after provision for loan losses	$105,836	$81,996	$23,840	29.1%

Interest Expense — Corporate Debt. Corporate debt interest expense decreased by $12.9 million from $29.5 million for the year ended December 31, 2022 to $16.6 million for the year ended December 31, 2023 primarily due to the $12.8 million prepayment fee and write-off of unamortized debt issuance costs associate with the payoff of our previous corporate debt in March 2022. The corporate debt balance was $215.0 million as of December 31, 2023.

Provision for Loan Losses. Our provision for loan losses increased by approximately $0.8 million from the provision of $1.2 million for the year ended December 31, 2022 to a provision of $1.9 million for the year ended December 31, 2023. The increase in provision for loan losses is primarily attributable to the increase in charge-offs.

Other Operating Income

The table below presents the various components of other operating income for the year ended December 31, 2023 compared to the year ended December 31, 2022. The $41.6 million net increase is primarily due to the election of fair value option accounting on new loan originations beginning October 1,2022, and the fair value option accounting on most securitized debt issued effective January 1, 2023.

	Year Ended December 31,
($ in thousands)	2023	2022		$ Change	% Change
Gain on disposition of loans	$8,238	$7,107		$1,131	15.9%
Unrealized gain on fair value loans	47,850	8,265		39,585	478.9%
Unrealized (loss)/gain on mortgage servicing rights	(660)	2,086		(2,746)	(131.6)%
Unrealized loss on fair value securitized debt	(9,002)	—		(9,002)	—
Origination fee income	12,450	5,225	(1)	7,225	138.3%
Interest income on cash balance	5,194	—		5,194	—
Other income	1,840	1,638	(1)	202	12.3%
Total other operating income	$65,910	$24,321		$41,589	171.0%
(1)
$5.2 million of origination income originally included in other income for the year ended December 31, 2022 has been reclassified and separately presented as "origination income" under other operating income to conform to current period presentation.

Operating Expenses

The table below presents the various components of operating expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022. Total operating expenses increased by 62.9%, or $38.9 million to $100.6 million during the year ended December 31, 2023 from $61.8 million during the year ended December 31, 2022. The increase was driven mainly by the FVO election for loans and securitizations. Under FVO accounting, direct compensation related to the origination of loans and securitization issuance costs are expensed as incurred. Under amortized cost accounting, these costs are deferred and amortized as yield adjustments for these products.

	Year Ended December 31,
($ in thousands)	2023	2022		$ Change	% Change
Compensation and employee benefits	$48,344	$30,458		$17,886	58.7%
Origination expenses	518	3,985	(1)	(3,467)	(87.0)%
Securitization expenses	12,923	—		12,923	—
Loan servicing	17,631	12,298		5,333	43.4%
Professional fees	4,599	4,179		420	10.1%
Rent and occupancy	1,927	1,748		179	10.2%
Real estate owned, net	6,153	(70)		6,223	(8,890.0)%
Other operating expenses	8,524	9,166	(1)	(642)	(7.0)%
Total operating expenses	$100,619	$61,764		$38,855	62.9%
(1)
Certain accounts included in other operating expenses for the year ended December 31, 2022 have been reclassified to origination expenses to conform to current period presentation.

Compensation and Employee Benefits. Compensation and employee benefits increased from $30.5 million during the year ended December 31, 2022 to $48.3 million during year ended December 31, 2023. The increase was mainly driven by the FVO accounting on all new loan originations beginning October 1, 2022, as all origination costs on FVO loans are expensed as incurred as opposed to being deferred and amortized prior to October 1, 2022 and to a lesser extent an increase in employees.

Origination Expenses. Origination expenses decreased from $4.0 million during the year ended December 31, 2022 to $0.5 million during the year ended December 31, 2023. The decrease of $3.5 million is primarily due to more effective loan origination cost management and our ability to transfer origination costs such as appraisal fees to borrowers.

Securitization Expenses. Securitization expenses are $12.9 million for the year ended December 31, 2023. Securitization expenses are due to the election of fair value option accounting on securitized debt issued in 2023. Securitization expenses on FVO securitized debt are expensed as incurred as opposed to being deferred and amortized for securitized debt carried at amortized cost.

Loan Servicing. Loan servicing expenses increased from $12.3 million during the year ended December 31, 2022 to $17.6 million during the year ended December 31, 2023. The $5.3 million increase during the year ended December 31, 2023 is mainly due to the increase in our total loan portfolio.

Professional Fees. Professional fees remained relatively consistent from $4.2 million for the year ended December 31, 2022 to $4.6 million for the year ended December 31, 2023.

Rent and Occupancy. Rent and occupancy expenses remained relatively consistent between $1.9 million and $1.7 million during the years ended December 31, 2023 and 2022, respectively.

Net Expenses of Real Estate Owned. Net expenses of real estate owned increased from an income of $70 thousand during the year ended December 31, 2022 to an expense of $6.2 million during the year ended December 31, 2023. The $6.2 million increase is mainly due to the increase in valuation adjustments taken.

Other Operating Expenses. Other operating expenses decreased from $9.2 million for the year ended December 31, 2022 to $8.5 million for the year ended December 31, 2023, mainly due to a decrease in marketing and advertising expense.

Income Tax Expense. Income tax expense was $18.8 million and $12.0 million for the year ended December 31, 2023 and 2022, respectively. Our annual consolidated effective tax rates were 25.2% and 27.2% for the years ended December 31, 2023 and 2022 respectively.

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

The following table distinguishes between the change in interest income attributable to change in volume and the change in interest income attributable to change in rate. The effect of changes in volume is determined by multiplying the change in average loan balance (i.e., $966.4 million) by the previous period’s average yield (i.e., 8.56%). Similarly, the effect of rate changes is calculated by multiplying the change in average yield (i.e., 0.79%) by the current period’s average loan balance (i.e., $3.1 billion).

	Years Ended December 31, 2022 and 2021
($ in thousands)	Average Loans	Interest Income	Average Yield
Year Ended December 31, 2022	$3,092,198	$240,343	7.77%
Year Ended December 31, 2021	2,125,847	181,968	8.56%
Volume variance	966,351	82,718
Rate variance		(24,343)	(0.79)%
Total interest income variance		$58,375

Interest Expense — Portfolio Related. Portfolio related interest expense consists of interest incurred on our warehouse facilities and securitizations, which increased by $42.3 million, or 49.4%, to $127.7 million for the year ended December 31, 2022, from $85.4 million for the year ended December 31, 2021 . The increase in portfolio related interest expense in 2022 was primarily attributable to an increase in loan portfolio.

The following table presents information regarding the increase in portfolio related interest expense and distinguishes between the dollar amount of change in interest expense attributable to changes in the average outstanding debt balance (volume) versus changes in cost of funds (rate) for the years ended December 31, 2022 and 2021.

	Years Ended December 31, 2022 and 2021
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
Interest Expense — Corporate Debt. Corporate debt interest expense increased by $8.9 million from $20.6 million for the year ended December 31, 2021 to $29.5 million for the year ended December 31, 2022 primarily due to the fees associated with paying off our 2021 term loan early. The corporate debt balance was $215.0 million as of December 31, 2022 compared to $170.8 million as of December 31, 2021, as a result of 2022 Term Loan agreement we entered into in March 2022.

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

Other Operating Income

The table below presents the various components of other operating income for the year ended December 31, 2022 compared to the year ended December 31, 2021. The $14.5 million net increase is primarily due to the unrealized gains related to loans originated after September 30, 2022 and the 2022 election of fair value option for our Century mortgage servicing rights.

	Year Ended December 31,
($ in thousands)	2022		2021		$ Change	% Change
Gain on disposition of loans	$7,107		$7,892		$(785)	(9.9%)
Unrealized gain on fair value loans	8,265		29		8,236	28400.0%
Unrealized gain on mortgage servicing rights	2,086		—		2,086	0.0%
Origination fee income	5,225	(1)	1,610	(1)	3,615	224.5%
Other income	1,637	(1)	267	(1)	1,370	513.1%
Total other operating income	$24,320		$9,798		$14,522	148.2%
(1)
$5.2 million and $1.6 million of origination income originally included in other income for the years ended December 31, 2022 and 2021, respectively, have been reclassified and presented as "origination income" under other operating income to conform to current period presentation.

Operating Expenses

Total operating expenses increased by 33.5%, or $15.5 million to $61.8 million during the year ended December 31, 2022 from $46.3 million during the year ended December 31, 2021. This increase was driven by higher origination activity as well as the fair value election for loans originated in the fourth quarter.

	Year Ended December 31,
($ in thousands)	2022		2021		$ Change	% Change
Compensation and employee benefits	$30,458		$19,190		$11,268	58.7%
Origination expenses	3,985	(1)	2,174	(1)	1,811	83.3%
Loan servicing	12,298		8,282		4,016	48.5%
Professional fees	4,179		3,781		398	10.5%
Rent and occupancy	1,748		1,769		(21)	(1.2)%
Real estate owned, net	(70)		3,150		(3,220)	(102.2)%
Other operating expenses	9,166	(1)	7,924	(1)	1,242	15.7%
Total operating expenses	$61,764		$46,270		$15,494	33.5%
(1)
Certain accounts included in other operating expenses for the years ended December 31, 2022 and 2021 have been reclassified to origination expenses to conform to current period presentation.

Compensation and Employee Benefits. Compensation and employee benefits increased from $19.2 million during the year ended December 31, 2021 to $30.5 million during the year ended December 31, 2022. The increase was attributable to higher commission expense driven by the increase in loan originations and not deferring compensations costs attributable to loan origination activities on FVO loans starting on October 1, 2022.

Origination Expenses. Origination expenses increased from $2.2 million during the year ended December 31, 2021 to $4.0 million during the year ended December 31, 2022. The increase of $1.8 million is primarily due to an increase in appraisal costs on higher origination volume after a pandemic-impacted 2021.

Loan Servicing. Loan servicing expenses increased from $8.3 million during the year ended December 31, 2021 to $12.3 million during the year ended December 31, 2022. The $4.0 million increase during the year ended 2022 is mainly due to the increase in our loan portfolio.

Professional Fees. Professional fees increased from $3.8 million for the year ended December 31, 2021 to $4.2 million for the year ended December 31, 2022.

Rent and Occupancy. Rent and occupancy expenses remained relatively consistent at approximately $1.7 million to $1.8 million during the years ended December 31, 2022 and 2021.

Net Expenses of Real Estate Owned. Net expenses of real estate owned decreased from $3.2 million during the year ended December 31, 2021 to income of $70 thousand during the year ended December 31, 2022. The $3.2 million decrease is mainly due to a higher gain on sale of REOs resolved by our special servicing team.

Other Operating Expenses. Other operating expenses slightly increased from $8.0 million for the year ended December 31, 2021 to $9.2 million for the year ended December 31, 2022 mainly due to an increase in marketing activity via trade shows after a pandemic-impacted 2021.

Income Tax Expense. Income tax expense was $12.0 million for the year ended December 31, 2022, compared to $10.6 million for the year ended December 31, 2021. Our consolidated effective tax rate as a percentage of pre-tax income for 2022 was 27.2%, compared to 26.6% for 2021. The 2021 effective tax rate differed from the federal statutory rate of 21% principally because of state taxes.

Quarterly Results of Operations

The following table sets forth certain financial information for each completed fiscal quarter since the quarter ended March 31, 2022. The quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The following tables set for our unaudited quarterly results for the periods indicated:

	Three Months Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
	(in thousands)
	(unaudited)
Interest income	$86,269	$79,088	$74,897	$70,521	$65,632	$63,419	$59,243	$52,049
Interest expense - portfolio related	51,405	47,583	45,451	42,029	40,854	34,561	28,752	23,556
Net interest income - portfolio related	34,864	31,505	29,446	28,492	24,778	28,858	30,491	28,493
Net interest margin - portfolio related	3.52%	3.34%	3.24%	3.23%	2.84%	3.59%	4.10%	4.25%
Interest expense - corporate debt	4,140	4,138	4,139	4,139	4,139	4,011	4,182	17,140
Net interest income	30,724	27,367	25,307	24,353	20,639	24,847	26,309	11,353
Net interest margin - total company	3.10%	2.90%	2.78%	2.76%	2.36%	3.09%	3.54%	1.69%
Provision for (reversal of) loan losses	827	154	298	636	(437)	580	279	730
Net interest income after provision for loan losses	29,897	27,213	25,009	23,717	21,076	24,267	26,030	10,623
Other operating income	21,670	17,360	14,037	12,843	11,420	3,027	3,592	6,281
Operating expenses	29,260	27,334	22,222	21,803	20,804	13,245	14,832	12,883
Income before income taxes	22,307	17,239	16,824	14,757	11,692	14,049	14,790	4,021
Less income (loss) attributable to noncontrolling interest	(189)	83	39	87	(235)	307	126	110
Income tax expense	5,141	5,070	4,602	4,021	3,465	3,759	4,019	790
Net income	$17,355	$12,086	$12,183	$10,649	$8,462	$9,983	$10,645	$3,121

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

Our total liquidity plus available warehouse capacity was $617.4 million as of December 31, 2023 comprised of $40.7 million in cash, $22.5 million of available borrowings for unencumbered loans and $554.2 million of available warehouse capacity.

As of December 31, 2022, our total liquidity plus available warehouse capacity was $559.3 million, comprised of $45.2 million in cash, $14.0 million of available borrowings for unencumbered loans and $500.1 million of available warehouse capacity.

Cash and Cash Equivalents

During the year ended December 31, 2023, we used approximately $129 thousand of net cash and cash equivalents from operations, investing and financing activities. During the year ended December 31, 2022, we generated approximately $14.5 million of net cash and cash equivalents from operations, investing and financing activities.

Warehouse Facilities

As of December 31, 2023, we had six non-mark-to-market warehouse facilities and one modified mark-to-market warehouse facility to support our loan origination and acquisition facilities. One agreement is a two-year warehouse repurchase facility, three agreements are one-year warehouse repurchase facilities and three agreements are three-year warehouse facilities. The borrowings are collateralized by primarily performing loans, one of the warehouse facilities bear interest at one-month AMERIBOR and six warehouse facilities at SOFR, all at margins that range from 1.60% to 4.50%. We also had a short term repurchase agreement with a maximum borrowing capacity of $30.5 million. Borrowing under these facilities was $336.4 million with $554.2 million of available capacity under our warehouse and repurchase facilities as of December 31, 2023.

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

All borrower payments on loans financed under the warehouse facilities are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities, which then allows us to draw additional funds on a revolving basis under the facilities. The revolving warehouse facilities also contain customary covenants, including but not limited to financial covenants that require us to maintain a minimum net worth, a maximum debt-to-net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization to interest expense. If we fail to meet any of the covenants or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of December 31, 2023, we were in compliance with these covenants.

Securitized Debt

From May 2011 through December 2023, we have completed 31 transactions, issuing $6.4 billion in principal amount of securities to third parties. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as a secured borrowings under U.S. GAAP. Tables summarizing the investor real estate loans securitized, securities issued, securities retained by the Company at the time of the securitization, and as of December 31, 2023 and 2022, the stated maturity for each securitized debt, the outstanding bond balances, and the weighted average rate on the securities for the Trusts as of December 31, 2023 and 2022, are included in Item 15. Exhibits, Financial Statement Schedules. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 10%—30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

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

Cash Flows

The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities as of the periods indicated:

	Year Ended December 31,
($ in thousands)	2023	2022	2021
Cash provided by (used in):
Operating activities	$48,835	$48,674	$57,622
Investing activities	(584,732)	(908,238)	(656,483)
Financing activities	535,768	874,016	626,172
Net change in cash, cash equivalents, and restricted cash	$(129)	$14,452	$27,311

Operating Activities

Cash flows from operating activities primarily includes net income adjusted for (1) non-cash items including depreciation, provision for loan loss, discount accretion, and valuation changes, (2) changes in the balances of operating assets and liabilities, (3) gain on disposition of loans.

For the year ended December 31, 2023, our net cash provided by operating activities of $48.8 million consisted mainly of $52.3 million in net income, and $25.8 million proceeds from sales of loans held for sale, offset by $38.2 million of valuation gains.

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

Investing Activities

For the year ended December 31, 2023, our net cash used in investing activities of $584.7 million consisted mainly of $1.1 billion in cash used to originate held for investment loans, offset by $459.7 million in cash received in payments on held for investment loans.

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

Financing Activities

For the year ended December 31, 2023, our net cash provided by financing activities of $535.8 million consisted mainly of $1.2 billion in borrowings from our warehouse and repurchase facilities and $1.0 billion in securitizations issued, respectively. The cash generated was offset by payments we made of $1.2 billion and $438.8 million on our warehouse and repurchase facilities and securitizations issued, respectively.

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

At-The-Market Equity Offering Program

On September 3, 2021, we entered into separate Equity Distribution Agreements with counterparties to establish an at-the-market equity offering program (“ATM Program”) where we may issue and sell, from time to time, shares of our common stock. Our ATM Program allows for aggregate gross sales of our common stock of up to $50,000,000 provided that the number of shares sold under the ATM Program does not exceed 5,000,000. During the year ended December 31, 2023, 29,343 shares of common stock were sold under our ATM Program for net proceeds of $348.6 thousand.

Contractual Obligations and Commitments

On February 5, 2021, we entered into a five-year $175.0 million syndicated corporate debt agreement (“2021 Term Loan”). The 2021 Term Loan had an interest rate equal to one-month LIBOR plus 8.00% with a 1.00% LIBOR floor and was paid off in March 2022.

On March 15, 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement ("the 2022 Term Loan"). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to the 2021 Term Loan. The remaining portion of the net proceeds from the 2022 Term Loan is used for loan originations and general corporate purposes. As of December 31, 2023, the balance of the 2022 Term Loan was $215.0 million.

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

As of December 31, 2023, we maintained warehouse facilities to finance our investor real estate loans and had approximately $336.4 million in outstanding borrowings with $554.2 million of available capacity under our warehouse and repurchase facilities.

The following table illustrates our contractual obligations existing as of December 31, 2023:

	January 1, 2024 -	January 1, 2025 -
($ in thousands)	December 31, 2024	December 31, 2026	Thereafter	Total
Warehouse and repurchase facilities	$336,351	$—	$—	$336,351	(1)
Notes payable (corporate debt)	—	—	215,000	215,000
Leases payments under noncancelable operating leases	1,289	838	1,127	3,254
Total	$337,640	$838	$216,127	$554,605
(1)
Amount represents gross warehouse borrowing. Balance of $336.4 million in the consolidated balance sheets as of December 31, 2023 is net of $1.6 million debt issuance costs.

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

New Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 240): Improvements to Income Tax Disclosures,” which requires additional disclosure and disaggregated information in the Income Tax Rate reconciliation using both percentages and reporting currency amounts, with additional qualitative explanations of individually significant reconciling items. The updated guidance also requires disclosure of the amount of income taxes paid (net of refunds received) disaggregated by jurisdictional categories (federal (national), state, and foreign). The accounting update is effective for January 1, 2025 for the Company. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by RSM US LLP, our independent registered public accounting firm, as stated in their attestation report, which appears herein in Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a) None.

(b) None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to this item will be contained in our Proxy Statement for our 2024 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 11. Executive Compensation.

Information with respect to this item will be contained in our Proxy Statement for our 2024 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item will be contained in our Proxy Statement for our 2024 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item will be contained in our Proxy Statement for our 2024 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information with respect to this item will be contained in our Proxy Statement for our 2024 Annual Meeting of Shareholders, which is incorporated herein by reference.

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

(3)
List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Conversion	8-K	001-39183	3.1	1/22/2020

3.2	Restated Certificate of Incorporation of Velocity Financial, Inc.	8-K	001-39183	3	5/23/2022

3.3	Amended and Restated Bylaws of Velocity Financial, Inc.	8-K	001-39183	3.2	3/25/2022

4.1	Form of Stock Certificate for Common Stock	S-1	333-234250	4.1	10/18/2019

4.2	Form of Warrant to Purchase Common Stock	8-K	001-39183	4.1	4/07/2020

4.3	Description of the Registrant’s Securities	10-K	001-39183	4.3	4/07/2020

10.1	Stockholders Agreement dated as of January 16, 2020	10-K	001-39183	10.1	4/07/2020

10.2	Registration Rights Agreement dated as of January 16, 2020	10-K	001-39183	10.2	4/07/2020

10.3	Registration Rights Agreement dated as of April 7, 2020	8-K	333-234250	10.1	4/07/2020

10.4	Securities Purchase Agreement among Velocity Financial, Inc. and the Purchasers Party thereto dated April 5, 2020	8-K	001-39183	10.1	4/06/2020

10.5	Velocity Financial, Inc. Employee Stock Purchase Plan*	DEF 14A	001-39183	AII	4/8/2022

10.6	Amended and Restated Velocity Financial, Inc. 2020 Omnibus Incentive Plan*	DEF 14A	001-39183	AI	4/8/2022

10.7	Form of Nonqualified Stock Option Award Notice and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.6	1/6/2020

10.8	Form of Nonqualified Stock Option Award Notice and Agreement (Director Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.7	1/6/2020

10.9	Form of Nonqualified Stock Option Award Notice and Agreement (Executive Officer Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.8	1/6/2020

10.10	Form of Restricted Stock Unit Grant and Agreement (Director Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.9	1/6/2020

10.11	Form of Restricted Stock Unit Grant and Agreement (Standard Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.10	1/6/2020

10.12	Form of Restricted Stock Grant and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.11	1/6/2020

10.13	Velocity Financial 2022 Annual Incentive Program for Messrs. Farrar, Szczepaniak and Taylor*	8-K	001-39183	-	2/15/2022

10.14	Form of Equity Distribution Agreement, dated September 3, 2021	8-K	001-39183	1.1	9/7/2021

10.15	Form of Officer and Director Indemnity Agreement	S-1/A	333-234250	10.37	11/6/2019

10.16	Form of Performance Stock Unit Grant and Agreement*	-	-	-	-

10.17	Note Purchase Agreement Dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association, as collateral agent, and the respective purchasers of the Notes.	8-K	001-39183	10.1	3/16/2022

10.18	Security Agreement, dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association, as collateral agent.	8-K	001-39183	10.2	3/16/2022

10.19	Velocity Financial, Inc. Incentive Compensation Clawback Policy*	8-K	001-39183	99	2/7/2024

21.1	List of Subsidiaries of the Registrant

23.1	Consent of RSM US LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Balance Sheets as of December 31, 2023 and 2022 (ii) the Consolidated Statements of Income for the year December 31, 2023, 2022, and 2021, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the year December 31, 2023, 2022, and 2021, (iv) the Consolidated Statements of Cash Flows for the year December 31, 2023, 2022, and 2021 and (v) the Notes to unaudited Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Management contract or compensatory plan or arrangement.

+ This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary.

None.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

December 31, 2023

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Velocity Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Velocity Financial, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2024, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Emphasis of Matter

As discussed in Note 2 to the financial statements, the Company has elected to change its method of accounting to record certain of its securitized debt issued after January 1, 2023 at fair value. The 2023 financial statements reflect the accounting method change. Our opinion is not modified with respect to this matter.

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

Valuation of allowance for loan losses – management’s assessment of forecasted economic scenarios

As described in Notes 2 and 6 to the financial statements, the Company’s allowance for loan losses totaled $4.8 million as of December 31, 2023. The allowance for loan losses is calculated under the expected credit loss model and is an estimate of life-of-loan losses for the Company’s loans held for investment.

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

To determine the loss rates for the open pool method, the Company starts with its historical database of losses, segmenting the loans by loan purpose, product type and repayment period to estimate annual average loss rates. The model then adjusts each segment’s annual average loss rates for macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates are then applied to an individual loan in each segment and considers the principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments.

Significant variables or assumptions incorporated in the macroeconomic forecasts include U.S. unemployment, treasury yields, U.S. real gross domestic product, and U.S. real estate housing prices. Management considered multiple scenarios from different macroeconomic forecasts and selected one forecast scenario with a reasonable and supportable forecast period of eight quarters as of December 31, 2023.

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

Accounting for loans held for investment at fair value – significant assumptions used in the valuation model that are unobservable inputs

As described in Notes 2, 6 and 28 to the financial statements, the Company has elected the fair value option to measure all loans held for investment originated or acquired on or after October 1, 2022, at fair value. As of December 31, 2023, loans held for investment, at fair value, were $1.3 billion.

The Company used an in-house loan valuation model to estimate the fair value of its performing loans. Management determines the fair value of these loans using a discounted cash flow model that estimates future cash flows of these loans using key loan metrics and significant unobservable inputs. The significant assumptions used in the valuation model include those related to discount rate, constant prepayment rate, constant default rate and loss severity rate. The Company utilized a third-party valuation model that used unobservable inputs to estimate the fair value of nonperforming loans, and significant unobservable inputs used in the third-party model include interest rates, market yield requirements, probability of default, loss given default, voluntary prepayment speed and loss timing.

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
•
Testing the completeness and accuracy of the source information derived from the Company’s loan data, which is used in the valuation.
•
Evaluating the related assumptions for reasonableness with the assistance of the auditor-employed valuation specialists, including assessing the reasonableness of the assumptions or corroborating with external sources of data points supporting significant unobservable inputs.

/s/ RSM US LLP

We have served as the Company's auditor since 2021.

Los Angeles, California

March 15, 2024

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Velocity Financial, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Velocity Financial, Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements of the Company and our report dated March 15, 2024 expressed an unqualified opinion.

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

/s/ RSM US LLP

Los Angeles, California

March 15, 2024

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

(In thousands)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$40,566	$45,248
Restricted cash	21,361	16,808
Loans held for sale, at fair value	17,590	—
Loans held for investment, net	2,828,123	3,272,390
Loans held for investment, at fair value	1,306,072	276,095
Total loans, net	4,151,785	3,548,485
Accrued interest receivables	27,028	20,463
Receivables due from servicers	85,077	65,644
Other receivables	8,763	1,075
Real estate owned, net	44,268	13,325
Property and equipment, net	2,785	3,356
Deferred tax asset	2,339	5,033
Mortgage servicing rights, at fair value	8,578	9,238
Goodwill	6,775	6,775
Other assets	5,248	13,525
Total assets	$4,404,573	$3,748,975
LIABILITIES
Accounts payable and accrued expenses	$121,969	$91,525
Secured financing, net	211,083	209,846
Securitized debt, net	2,418,811	2,736,290
Securitized debt, at fair value	877,417	—
Warehouse and repurchase facilities, net	334,755	330,814
Derivative liability	3,665	—
Total liabilities	3,967,700	3,368,475
Commitments and contingencies
EQUITY
Common stock ($0.01 par value, 100,000,000 shares authorized; 32,987,248 and 32,523,516 shares issued, 32,865,836 and 32,489,869 shares outstanding at December 31, 2023 and 2022, respectively)	331	326
Additional paid-in capital	306,736	300,310
Retained earnings	128,906	76,633
Treasury stock, at cost (121,412 and 33,647 common shares at December 31, 2023 and 2022, respectively)	(1,319)	(458)
Accumulated other comprehensive loss	(1,210)	—
Total Velocity Financial Inc. stockholders' equity	433,444	376,811
Noncontrolling interest in subsidiary	3,429	3,689
Total equity	436,873	380,500
Total liabilities and equity	$4,404,573	$3,748,975

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

December 31, 2023 and 2022

(In thousands)

The following table presents the assets and liabilities of our consolidated variable interest entities:

	December 31,
	2023	2022
ASSETS
Restricted cash	$11,428	$2,968
Loans held for investment, net	3,720,506	3,108,316
Accrued interest and other receivables	104,663	77,191
Real estate owned, net	36,133	10,380
Other assets	9	15
Total assets	$3,872,739	$3,198,870
LIABILITIES
Accounts payable and accrued expenses	$74,153	$50,169
Securitized debt	3,296,228	2,736,290
Total liabilities	$3,370,381	$2,786,459

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2023, 2022 and 2021

(In thousands, except per share amounts)

	December 31,
	2023	2022	2021
Interest income	$310,775	$240,343	$181,968
Interest expense — portfolio related	186,468	127,723	85,386
Net interest income — portfolio related	124,307	112,620	96,582
Interest expense — corporate debt	16,556	29,472	20,609
Net interest income	107,751	83,148	75,973
Provision for (reversal of) loan losses	1,915	1,152	(292)
Net interest income after provision for loan losses	105,836	81,996	76,265
Other operating income
Gain on disposition of loans	8,238	7,107	7,892
Unrealized gain on fair value loans	47,850	8,265	29
Unrealized (loss) gain on mortgage servicing rights	(660)	2,086	—
Unrealized loss on fair value securitized debt	(9,002)	—	—
Origination fee income	12,450	5,225	1,610
Interest income on cash balance	5,194	—	—
Other income	1,840	1,637	267
Total other operating income	65,910	24,320	9,798
Operating expenses
Compensation and employee benefits	48,344	30,458	19,190
Origination expenses	518	3,985	2,174
Securitization expenses	12,923	—	—
Loan servicing	17,631	12,298	8,282
Professional fees	4,599	4,179	3,781
Rent and occupancy	1,927	1,748	1,769
Real estate owned, net	6,153	(70)	3,150
Other operating expenses	8,524	9,166	7,924
Total operating expenses	100,619	61,764	46,270
Income before income taxes	71,127	44,552	39,793
Income tax expense	18,834	12,033	10,569
Net income	52,293	32,519	29,224
Net income attributable to noncontrolling interest	20	308	—
Net income attributable to Velocity Financial, Inc.	$52,273	$32,211	$29,224
Less undistributed earnings attributable to participating securities	753	491	8,589
Net earnings allocated to common shareholders	$51,520	$31,720	$20,635
Earnings per common share
Basic	$1.60	$0.99	$0.90
Diluted	$1.52	$0.94	$0.86
Weighted average common shares outstanding
Basic	32,206	31,913	22,813
Diluted	34,484	34,131	33,982

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2023, 2022 and 2021

(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net income attributable to Velocity Financial, Inc.	$52,273	$32,211	$29,224
Other comprehensive income, net of tax:
Unrealized loss on cash flow hedges	1,160	—	—
Reclassification of derivative gain to income	50	—	—
Total other comprehensive loss, net of tax	1,210	—	—
Total comprehensive income attributable to Velocity Financial, Inc.	$51,063	$32,211	$29,224

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2023, 2022 and 2021

($ In thousands)

	Common Stock				Treasury Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Loss, net of tax	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
Balance – December 31, 2020	20,087,494	$201	$204,190	$15,198	—	$—	$—	$219,589	$—	$219,589
Issuance of common stock	11,699,037	122	90,022	—	—	—	—	90,144	—	90,144
Restricted stock awarded and earned stock compensation	506,511	—	1,132	—	—	—	—	1,132	—	1,132
Stock-based compensation - Options	—	—	1,020	—	—	—	—	1,020	—	1,020
Net income	—	—	—	29,224	—	—	—	29,224	—	29,224
Recognition of non-controlling interest	—	—	—	—	—	—	—	—	3,381	3,381
Balance – December 31, 2021	32,293,042	$323	$296,364	$44,422	—	$—	$—	$341,109	$3,381	$344,490
Issuance of common stock	74,009	1	606	—	—	—	—	607	—	607
Purchase of treasury stock at cost	—	—	—	—	(33,647)	(458)	—	(458)	—	(458)
Restricted stock awarded and stock-based compensation expenses	156,465	2	3,340	—	—	—	—	3,342	—	3,342
Net income	—	—	—	32,211	—	—	—	32,211	308	32,519
Balance – December 31, 2022	32,523,516	$326	$300,310	$76,633	(33,647)	$(458)	$—	$376,811	$3,689	$380,500
Issuance of common stock	233,966	3	2,443	—	—	—	—	2,446	—	2,446
Purchase of treasury stock at cost	—	—	—	—	(87,765)	(861)	—	(861)	—	(861)
Restricted stock awarded and stock-based compensation expenses	229,766	2	3,983	—	—	—	—	3,985	—	3,985
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(280)	(280)
Net income	—	—	—	52,273	—	—	—	52,273	20	52,293
Other comprehensive loss	—	—	—	—	—	—	(1,210)	(1,210)	—	(1,210)
Balance – December 31, 2023	32,987,248	$331	$306,736	$128,906	(121,412)	$(1,319)	$(1,210)	$433,444	$3,429	$436,873

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2023, 2022 and 2021

(In thousands)

	December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$52,293	$32,519	$29,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	752	796	1,119
Amortization of right-of-use assets	1,545	1,320	1,292
Provision for (reversal of) loan losses	1,915	1,152	(292)
Origination of loans held for sale	(38,036)	(31,255)	—
Proceeds from sales of loans held for sale	25,817	32,156	—
Purchase of held for sale loans	—	—	(1,500)
Repayments on loans held for sale	—	—	2,673
Net accretion of discount on purchased loans and deferred loan origination costs	4,813	7,009	6,519
Provision for (reversal of) uncollectible borrower advances	721	(175)	(80)
Gain on disposition of loans	(826)	(3,699)	(6,776)
Real estate acquired through foreclosure in excess of recorded investment	(7,412)	(3,408)	(1,117)
Amortization of debt issuance discount and costs	18,624	28,294	20,224
Loss on disposal of property and equipment	—	3	18
Change in valuation of real estate owned	3,903	364	1,759
Change in valuation of fair value loans	(47,850)	(8,265)	(29)
Change in valuation of held for sale loans	—	—	(17)
Change in valuation of mortgage servicing rights	660	(2,086)	—
Change in valuation of fair value securitized debt	9,002	—	—
Gain on sale of real estate owned	(568)	(2,939)	(409)
Stock-based compensation	4,128	3,343	2,159
Deferred tax expense (benefit)	2,694	11,571	(9,950)
Change in operating assets and liabilities:
Accrued interest and other receivables	(13,393)	(7,421)	(3,287)
Other assets	8,361	(8,043)	(360)
Accounts payable and accrued expenses	21,692	(2,562)	16,452
Net cash provided by operating activities	48,835	48,674	57,622
Cash flows from investing activities:
Purchase of loans held for investment	(13,823)	(18,231)	(20,586)
Origination of loans held for investment	(1,079,811)	(1,739,572)	(1,344,027)
Proceeds from sales of loans originally classified as held for investment	21,485	292,472	135,787
Payments of loans held for investment and loans at fair value	459,681	541,676	568,837
Proceeds from sale of real estate owned	21,747	22,497	9,637
Purchase of real estate owned	—	(2,250)	—
Capitalized real estate owned improvements	—	—	(194)
Change in advances	(3,039)	(5,414)	(5,429)
Change in impounds and deposits	9,208	910	9,202
Purchase of property and equipment	(180)	(326)	(135)
Proceeds from sale of investments	—	—	1,180
Acquisition of Century, net of cash acquired	—	—	(10,755)
Net cash used in investing activities	(584,732)	(908,238)	(656,483)
Cash flows from financing activities:
Warehouse and repurchase facilities advances	1,192,999	1,687,005	1,215,971
Warehouse and repurchase facilities repayments	(1,191,642)	(1,658,065)	(989,374)
Proceeds from secured financing	—	215,000	175,000
Repayment of secured financing	—	(170,844)	(82,156)
Proceeds of securitized debt, net	975,072	1,369,985	977,678
Repayment of securitized debt	(438,763)	(543,620)	(643,500)
Debt issuance costs	(3,062)	(25,594)	(27,024)
Issuance of common stock	2,305	607	137
Deferred stock issuance costs	—	—	(560)
Purchase of treasury stock	(861)	(458)	—
Distribution to non-controlling interest	(280)	—	—
Net cash provided by financing activities	535,768	874,016	626,172
Net (decrease) increase in cash, cash equivalents, and restricted cash	(129)	14,452	27,311
Cash, cash equivalents, and restricted cash at beginning of year	62,056	47,604	20,293
Cash, cash equivalents, and restricted cash at end of year	$61,927	$62,056	$47,604

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the years ended December 31, 2023, 2022 and 2021

(In thousands)

	December 31,
	2023	2022	2021
Supplemental cash flow information:
Cash paid during the year for interest	$180,364	$118,711	$85,019
Cash paid during the year for income taxes	7,648	23,039	9,645
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to loans held for sale	42,029	279,233	205,671
Transfer of loans held for investment to real estate owned	48,614	10,031	11,466
Capitalized interest on loans held for investment	2,395	1,399	2,046
Transfer of loans held for sale to held for investment	16,246	77,190	11,137
Discount on issuance of securitized debt	1,636	23,398	2,051
Recognition of new leases in exchange for lease obligations	1,689	—	—
Preferred stock conversion to common stock	—	—	90,000
Business combination:
Investment securities	—	—	1,181
Fair value of tangible asset acquired	—	—	688
Mortgage servicing rights	—	—	7,152
Other receivables	—	—	154
Goodwill	—	—	6,775
Liabilities assumed	—	—	1,814

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022, and 2021

Note 1 — Organization and Description of Business

Velocity Financial, LLC (VF or the Company) was a Delaware limited liability company (LLC) formed on July 9, 2012, for the purpose of acquiring all membership units in Velocity Commercial Capital, LLC (VCC). On January 16, 2020, Velocity Financial, LLC converted from a Delaware limited liability company to a Delaware corporation and changed its name to Velocity Financial, Inc. Upon completion of the conversion, the Velocity Financial, LLC’s Class A equity units of 97,513,533 and Class D equity units of 60,193,989 were converted to 11,749,994 shares of Velocity Financial, Inc. common stock. On January 22, 2020, the Company completed its initial public offering of 7,250,000 shares of common stock at a price to the public of $13.00 per share. On January 28, 2020, the Company completed the sale of an additional 1,087,500 shares of its common stock, representing the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. The Company’s stock trades on The New York Stock Exchange under the symbol “VEL”.

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2017-2 Trust through and including the 2023-4 Trust, all of which are New York common law trusts, with the exception of the VCC 2022-MC1 Trust, VCC 2023-1R Trust, and VCC 2023-RTL1 Trust which are Delaware statutory trusts. The Trusts are bankruptcy remote, variable interest entities (VIE) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed Ginnie Mae issuer/servicer that provides government-insured Federal Housing Administration (FHA) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century is a consolidated subsidiary of the Company as of completion of the acquisition. In addition, as a servicer of Ginnie Mae loans, Century is required to maintain a minimum net worth, and Century is in compliance with this requirement as of December 31, 2023.

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

The consolidated financial statements as of December 31, 2023 and 2022, include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs.

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

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current year presentation. These reclassifications had no effect on the previously reported net income.

Restricted Cash

Restricted cash consisted of the required specified reserves by the 2020-2 and 2022-MC1 Trust agreements to pay the notes on each payment date if collections on mortgage loans are insufficient to make payments on the notes, funds in the 2023-RTL 1 Trust escrow account, and cash held by the Company for potential future advances due certain borrowers.

Loans Held for Investment and Loans Held for Sale

Except for loans originated in accordance with the guidelines of Ginnie Mae's program, which loans are originated with the intent to sell, originated loans, and purchased loans are classified as held-for-investment when management has the intent and ability to hold such loans for the foreseeable future or until maturity. Loans held for investment originated prior to October 1, 2022, are carried at amortized cost, which is the outstanding principal balance, adjusted for net deferred loan origination costs and fees and allowance for loan losses. Loans originated or acquired after September 30, 2022, are carried at fair value.

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

For originated loans prior to October 1, 2022, carried at amortized cost, net deferred loan origination costs are amortized to interest income using the level yield method. Loan origination fees and costs on loans originated or acquired after September 30, 2022, are expensed as incurred.

Loans are classified as held for sale when management has the intent to sell them. Loans held for sale originated prior to October 1, 2022, are carried at lower of cost or estimated fair value. Loans held for sale originated or acquired effective October 1, 2022, are carried at estimated fair value. The Century loans are considered as held for sale until they meet the sale criteria describe in the following paragraphs, which is generally when they are delivered to GNMA in exchange for GNMA securities. Century will continue to service the loans for Ginnie Mae.

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

Allowance for Loan Losses

Effective January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments replacing the incurred loss accounting approach with the current expected credit loss approach for all financial assets measured at amortized cost, which as of the adoption date consisted entirely of its held for investment loan portfolio. Under the current expected credit loss ("CECL") methodology, the allowance for credit losses is measured using two components. A component that measures expected credit losses on a collective (pool) basis when similar risk characteristics exist and a component that measures expected credit losses on an individual loan basis. For the collective pool component, the Company identified the following portfolio segments based on risk characteristics of the loans in its loan portfolio (pool):

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

The Company uses an open pool loss rate methodology to model expected credit losses. To determine the loss rates for the open pool method, the Company starts with its historical database of losses, segmenting the loans by loan purpose, product type and repayment period. A third-party model applying the open pool method is used to estimate annual average loss rates by dividing the respective pool's quarterly historical losses by the pool's respective prior quarter’s ending unamortized loan cost balance and deriving an annual average loss rate from the historical quarterly loss rates. The model then adjusts the annual average loss rates based upon macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates are applied to the forecasted pool balance within each segment. The forecasted balances in the loan pool segments are calculated based on a principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments. Estimated prepayments, or Constant Prepayment Rates ("CPRs") are developed from multiple loan characteristic considerations, such as property types, FICO scores, loan purpose, and prepayment penalty terms, which is the most significant driver of prepayment activity. The prepayment penalty terms differ between the short-term and long-term loans, and the Company has developed a CPR curve for its short-term loans (2-year or less) and one for its long-term loans (30-year). Data from 2012-2023 is used to develop prepayment rates for the Company’s long-term loans. Because of the prepayment penalty structure in the Company’s long-term loans, prepayments during the active penalty term are historically low and begin to ramp up after the prepayment penalty term. The active prepayment penalty term is considered for existing and new loans over the reasonable and supportable forecast period in determining estimated prepayments. The Company back-tests the CPR curves on a quarterly basis and adjusts the CPR curves as appropriate. The reasonable and supportable period is meant to represent the period in which the Company believes the forecasted macroeconomic variables can be reasonably estimated. Significant variables or assumptions incorporated in the macroeconomic forecasts include U.S. unemployment, treasury yields, U.S. real gross domestic product (GDP), and U.S. real estate housing prices. The Company considers multiple scenarios from different macroeconomic forecasts and uses different forecast and revision periods for estimating lifetime expected credit losses.

For the December 31, 2021, CECL estimate, the Company considered a COVID-19 severe stress scenario with a five-quarter reasonable and supportable forecast period followed by a four-quarter straight-line reversion period. The various scenarios, as well as the forecast period and reversion to historical loss is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

For the December 31, 2022, CECL estimate, the Company considered a severe stress scenario with an eight-quarter reasonable and supportable forecast period followed by a two-quarter straight-line reversion period. The various scenarios, as well as the forecast period and reversion to historical loss is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

For the December 31, 2023, CECL estimate, the Company considered a severe stress scenario with an eight-quarter reasonable and supportable forecast period followed by a two-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate given the continued inflation in the United States, the wars between Russia/Ukraine and Israel/Hamas, continued disruption in the supply chain, and concerns of a recession.

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

Troubled Debt Restructurings

Troubled Debt Restructurings and Vintage Disclosures: ASU 2022-02 “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” eliminates the Troubled Debt Restructurings (“TDR”) accounting model for creditors that have already adopted ASC 326. In lieu of the TDR accounting model, loan refinancing and restructuring guidance in ASC Subtopic 310-20 “Investments-Debt Securities” will apply to all loan modifications, including those made for borrowers experiencing financial difficulty. This standard also enhances disclosure requirements related to certain loan modifications. Additionally, this standard introduces new requirements to disclose gross write-off information in the vintage disclosures of financing receivables by credit quality indicator and class of financing receivable by year of origination. The Company adopted the standard on January 1, 2023.

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

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date less any noncontrolling interest. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.

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

Stock-Based Compensation

Compensation expense for stock options, and restricted stock awards is based on the fair value of the award at the date of grant. The fair value of stock options and options under the Company’s Employee Stock Purchase Plan (“ESPP”) is estimated at the date of grant using a Black-Scholes option pricing model. The fair value of restricted stock awards is determined based on the Company’s market price on the date of grant. Under the Company’s ESPP, employees may purchase shares of common stock at a price equal to 85% of the lesser of the fair market value of the stock on the first or the last trading day of each offering period. The Company records compensation expenses related to the discount given to participating employees. Compensation expense for performance stock units is measured using the fair value at the date of grant and recorded over each vesting period and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. Compensation expense for all stock-based awards is recognized in the consolidated financial statements on a straight-line basis over the requisite service period, which is generally defined as the vesting period. The Company recognizes forfeitures as they occur, and the income tax effects of awards are recognized in the consolidated statements of income when awards vest or are settled.

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

Fair Value Option Accounting

The Company has elected to apply fair value option ("FVO") accounting to originated mortgage loans on a go-forward basis beginning October 1, 2022. The fair value option loans are presented on a separate line item in the consolidated balance sheet. Interest income on FVO loans is recorded on an accrual basis in the consolidated statements of income under the heading interest income. The Company will not record a CECL loan loss reserve on fair value option loans.

The Company has elected to apply FVO accounting to securitized debt issued effective January 1, 2023, when the underlying collateral is also carried at fair value. The FVO securitized debt is presented on a separate line item in the consolidated balance sheet. The Company reflects interest expense on the fair value option securitized debt as interest expense - portfolio related in the consolidated statements of income and presents the other fair value changes of the FVO securitized debt separately in the consolidated financial statements.

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

The Company's policy is to present all derivative balances on a gross basis, without regard to counterparty master netting agreements or similar arrangements. The fair value of the derivative instruments is recorded as a separate line item on the consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive income ("AOCI"). Beginning in the period in which the forecasted debt issuance occurs and the related derivative instruments are terminated, the gains or losses accumulated in AOCI are then reclassified into interest expense as a yield adjustment over the term of the related debt. If the Company determines it is not probable that the forecasted transaction will occur, gains and losses are reclassified immediately to earnings. The related cash flows are recognized on the cash flows from operating activities section on the consolidated statements of cash flows. The Company uses hedge accounting based on the exposure being hedged as cash flow hedges in operations.

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

Note 3 — Current Accounting Developments

Recently Issued Accounting Standards

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 240): Improvements to Income Tax Disclosures,” which requires additional disclosure and disaggregated information in the Income Tax Rate reconciliation using both percentages and reporting currency amounts, with additional qualitative explanations of individually significant reconciling items. The updated guidance also requires disclosure of the amount of income taxes paid (net of refunds received) disaggregated by jurisdictional categories (federal (national), state, and foreign). The accounting update is effective January 1, 2025, for the Company. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standard

Financial Instruments - Credit Losses

Effective January 1, 2023, the Company adopted ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." The amendments in this ASU eliminate the recognition and measurement guidance for troubled debt restructuring by Creditors and require enhanced disclosures for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for certain Trusts and potential future advances due certain borrowers. In accordance with various mortgage servicing and related agreements, Century maintains escrow accounts for mortgage insurance premium, tax and insurance, working capital, sinking fund and other mortgage related escrows. The total escrow balances payable amounted to $79.7 million and $68.5 million as of December 31, 2023 and 2022, respectively.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows as of December 31, 2023, 2022, and 2021 (in thousands):

	December 31,
	2023	2022	2021
Cash and cash equivalents	$40,566	$45,248	$35,965
Restricted cash	21,361	16,808	11,639
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$61,927	$62,056	$47,604

Note 5 — Loans Held for Sale at Fair Value

The following table summarizes loans held for sale at fair value as of December 31, 2023 and 2022 (in thousands):

	December 31,
Loans held for sale, at fair value	2023	2022
Unpaid principal balance	$16,954	$—
Valuation adjustments on FVO loans held for sale	636	—
Ending balance	$17,590	$—

Note 6 — Loans Held for Investment and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Loans held for	Loans held for	Total loans
	investment,	investment, at	held for
	net	fair value	investment
Unpaid principal balance	$2,804,541	$1,251,395	$4,055,936
Valuation adjustments on FVO loans	—	54,677	54,677
Deferred loan origination costs	28,351	—	28,351
	2,832,892	1,306,072	4,138,964
Allowance for loan losses	(4,769)	—	(4,769)
Total loans held for investment, net	$2,828,123	$1,306,072	$4,134,195

	December 31, 2022
	Loans held for	Loans held for	Total loans
	investment,	investment, at	held for
	net	fair value	investment
Unpaid principal balance	$3,243,854	$268,632	$3,512,486
Valuation adjustments on FVO loans	—	7,463	7,463
Deferred loan origination costs	33,429	—	33,429
	3,277,283	276,095	3,553,378
Allowance for loan losses	(4,893)	—	(4,893)
Total loans held for investment, net	$3,272,390	$276,095	$3,548,485

During the years ended December 31, 2023, 2022, and 2021, $201.0 million, $292.4 million, and $394.7 million, respectively, in UPB of loans held for investment have participated in the COVID-19 forbearance program and the Company granted a 90-days forbearance period on these loans. The following tables summarize the activity, the UPB, and amortized cost basis of the loans in the Company's COVID-19 forbearance program for the years ended December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023
	UPB	%	Amortized Cost	%
Beginning balance	$201,005		$203,346
Foreclosures	(833)		(830)
Repayments	(25,601)		(26,001)
Ending balance	$174,571		$176,515

Performing/Accruing	$132,389	75.8%	$133,771	75.8%

Nonperforming/Nonaccrual	$42,182	24.2%	$42,744	24.2%

	December 31, 2022
	UPB	%	Amortized Cost	%
Beginning balance	$292,429		$295,990
Foreclosures	(3,593)		(3,620)
Repayments	(87,831)		(89,024)
Ending balance	$201,005		$203,346

Performing/Accruing	$161,455	80.3%	$163,346	80.3%

Nonperforming/Nonaccrual	$39,550	19.7%	$40,000	19.7%

Since April 1, 2020, the inception of the COVID-19 forbearance program, the Company has modified $411.7 million in UPB of loans, which includes capitalized interest of $13.6 million. As of December 31, 2023, $241.7 million in UPB of modified loans has been paid down, which includes $4.8 million of capitalized interest received.

Approximately 75.8% and 80.3% of the COVID forbearance loans in UPB were performing, and 24.2% and 19.7% were on nonaccrual status as of December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the gross unpaid principal balance of loans held for investment pledged as collateral for the Company’s warehouse facility agreements, and securitized debt issued were as follows (in thousands):

	December 31,
	2023	2022
The 2013 repurchase agreement	$132,505	$170,185
The 2021 repurchase agreement	103,787	101,024
The Bank credit agreement	39,619	39,087
The 2021 term repurchase agreement	41,628	104,594
The July 2021 term repurchase agreement	30,923	3,859
The 2023 repurchase agreement	29,501	—
Total pledged loans	$377,963	$418,749

2016-1 Trust	$—	$39,720
2017-2 Trust	50,554	67,048
2018-1 Trust	37,810	48,139
2018-2 Trust	85,122	104,791
2019-1 Trust	87,677	104,249
2019-2 Trust	73,166	91,025
2019-3 Trust	64,403	75,618
2020-1 Trust	116,843	144,913
2020-2 Trust	69,085	81,259
2021-1 Trust	182,184	208,875
2021-2 Trust	148,989	172,144
2021-3 Trust	159,565	178,861
2021-4 Trust	245,945	275,741
2022-1 Trust	245,372	262,526
2022-2 Trust	222,333	245,339
2022-MC1 Trust	73,840	97,246
2022-3 Trust	278,268	299,638
2022-4 Trust	298,758	326,627
2022-5 Trust	223,112	251,288
2023-1 Trust	217,220	—
2023-2 Trust	214,221	—
2023-3 Trust	255,699	—
2023-RTL1 Trust	79,465	—
2023-4 Trust	227,940	—
Total	$3,657,571	$3,075,047

(a)
Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment, excluding loans carried at fair value, that were nonperforming and on nonaccrual status as of December 31, 2023 and 2022.

	December 31, 2023
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated
Commercial - Purchase	$28,221	$27,037	$1,184	$156
Commercial - Refinance	86,890	84,575	2,315	444
Residential 1-4 Unit - Purchase	36,253	36,253	—	—
Residential 1-4 Unit - Refinance	137,925	134,579	3,346	245
Short Term 1-4 Unit - Purchase	6,402	6,403	—	—
Short Term 1-4 Unit - Refinance	29,663	27,059	2,604	129
Total	$325,354	$315,906	$9,449	$974

	December 31, 2022
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated
Commercial - Purchase	$22,571	$22,437	$134	$28
Commercial - Refinance	87,133	82,330	4,803	517
Residential 1-4 Unit - Purchase	27,984	27,516	468	118
Residential 1-4 Unit - Refinance	113,909	111,742	2,167	175
Short Term 1-4 Unit - Purchase	8,140	8,140	—	—
Short Term 1-4 Unit - Refinance	35,602	30,612	4,990	258
Total	$295,339	$282,777	$12,562	$1,096

Troubled debt restructuring included in nonaccrual loans:	$165	$—	$—	$25

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

The following table presents the amortized cost basis in the loans held for investment as of December 31, 2023 and 2022, and the amount of accrued interest receivable written off by reversing interest income by portfolio segment loans that have been placed on nonaccrual for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023		2022
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$631,925	$(788)	$701,408	$(640)
Commercial - Refinance	799,816	(2,084)	907,097	(1,343)
Residential 1-4 Unit - Purchase	511,080	(1,239)	588,433	(596)
Residential 1-4 Unit - Refinance	808,149	(2,918)	939,305	(1,602)
Short Term 1-4 Unit - Purchase	41,111	(174)	69,884	(189)
Short Term 1-4 Unit - Refinance	40,811	(459)	71,157	(502)
Total	$2,832,892	$(7,662)	$3,277,284	$(4,872)

For the years ended December 31, 2023 and 2022, cash basis interest income recognized on nonaccrual loans was $30.6 million and $27.3 million, respectively. Other than loans in the Company's COVID-19 forbearance program, no accrued interest income was recognized on nonaccrual loans for the years ended December 31, 2023 and 2022. The average recorded investment of individually evaluated loans, computed using month-end balances, was $331.4 million and $269.4 million for the years ended December 31, 2023 and 2022, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified as of December 31, 2023 and 2022.

(b)
Allowance for Loan Losses

The following tables present the activity in the allowance for loan losses for the years ended December 31, 2023 and 2022 (in thousands):

	December 31, 2023
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Balance - January 1, 2023	$639	$2,031	$542	$1,272	$21	$388	$4,893
Provision for loan losses	296	6	180	(5)	388	1,050	1,915
Charge-offs, net	—	(232)	(137)	(11)	(386)	(1,273)	(2,039)
Ending balance	$935	$1,805	$585	$1,256	$23	$165	$4,769

Allowance related to:
Loans individually evaluated	$156	$444	$—	$245	$—	$129	$974
Loans collectively evaluated	$779	$1,361	$585	$1,011	$23	$36	$3,795
Amortized cost related to:
Loans individually evaluated	$28,221	$86,890	$36,253	$137,925	$6,402	$29,663	$325,354
Loans collectively evaluated	$603,704	$712,926	$474,827	$670,224	$34,709	$11,148	$2,507,538

	December 31, 2022
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Balance - January 1, 2022	$385	$2,144	$400	$948	$43	$342	$4,262
Provision for loan losses	401	(88)	149	429	(22)	283	1,152
Charge-offs, net	(147)	(25)	(7)	(105)	—	(237)	(521)
Ending balance	$639	$2,031	$542	$1,272	$21	$388	$4,893

Allowance related to:
Loans individually evaluated	$28	$517	$118	$175	$—	$258	$1,096
Loans collectively evaluated	$611	$1,514	$424	$1,097	$21	$130	$3,797
Amortized cost related to:
Loans individually evaluated	$22,571	$87,133	$27,984	$113,909	$8,140	$35,602	$295,339
Loans collectively evaluated	$678,837	$819,964	$560,449	$825,396	$61,744	$35,555	$2,981,945
(c)
Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-off rate in relation to its nonperforming loans as its credit quality indicator. The charge-offs over the average nonperforming loans were 0.62%, 0.20%, and 0.42% for the years ended December 31, 2023, 2022 and 2021, respectively.

Other credit quality indicators include aging status and accrual status. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. The following tables present the aging status of the amortized cost basis in the loans held for investment portfolio, which include $176.5 million and $203.3 million loans in the Company’s COVID-19 forbearance program as of December 31, 2023 and 2022, respectively (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2023	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$2,329	$668	$25,224	$28,221	$—	$28,221
Commercial - Refinance	4,716	2,405	79,769	86,890		86,890
Residential 1-4 Unit - Purchase	544	—	35,709	36,253	—	36,253
Residential 1-4 Unit - Refinance	2,988	1,923	133,014	137,925	—	137,925
Short Term 1-4 Unit - Purchase	—	—	6,402	6,402	—	6,402
Short Term 1-4 Unit - Refinance	55	—	29,608	29,663	—	29,663
Total loans individually evaluated	$10,632	$4,996	$309,726	$325,354	$—	$325,354
Loans collectively evaluated
Commercial - Purchase	$21,342	$8,352	$—	$29,694	$574,010	$603,704
Commercial - Refinance	47,430	14,002	—	61,432	651,494	712,926
Residential 1-4 Unit - Purchase	29,236	6,850	—	36,086	438,741	474,827
Residential 1-4 Unit - Refinance	52,510	20,828	—	73,338	596,886	670,224
Short Term 1-4 Unit - Purchase	1,169	658	—	1,827	32,882	34,709
Short Term 1-4 Unit - Refinance	2,978	213	—	3,191	7,957	11,148
Total loans collectively evaluated	$154,665	$50,903	$—	$205,568	$2,301,970	$2,507,538
Ending balance	$165,297	$55,899	$309,726	$530,922	$2,301,970	$2,832,892
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2022	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$865	$—	$21,706	$22,571	$—	$22,571
Commercial - Refinance	4,415	5,943	76,619	86,977	156	87,133
Residential 1-4 Unit - Purchase	590	592	26,802	27,984	—	27,984
Residential 1-4 Unit - Refinance	1,715	2,728	109,466	113,909	—	113,909
Short Term 1-4 Unit - Purchase	176	—	7,964	8,140	—	8,140
Short Term 1-4 Unit - Refinance	657	—	34,945	35,602	—	35,602
Total loans individually evaluated	$8,418	$9,263	$277,502	$295,183	$156	$295,339
Loans collectively evaluated
Commercial - Purchase	$24,899	$5,096	$—	$29,995	$648,842	$678,837
Commercial - Refinance	41,711	20,561	—	62,272	757,692	819,964
Residential 1-4 Unit - Purchase	22,840	13,948	—	36,788	523,661	560,449
Residential 1-4 Unit - Refinance	64,925	23,224	—	88,149	737,247	825,396
Short Term 1-4 Unit - Purchase	21,273	294	—	21,567	40,177	61,744
Short Term 1-4 Unit - Refinance	5,550	1,191	—	6,741	28,814	35,555
Total loans collectively evaluated	$181,198	$64,314	$—	$245,512	$2,736,433	$2,981,945
Ending balance	$189,616	$73,577	$277,502	$540,695	$2,736,589	$3,277,284
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

The following table presents the aging of the amortized cost basis of loans held for investment in the Company's COVID-19 forbearance program as of December 31, 2023 and 2022 (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2023	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$—	$—	$2,803	$2,803	$—	$2,803
Commercial - Refinance	349	—	17,054	17,403	—	17,403
Residential 1-4 Unit - Purchase	—	—	523	523	—	523
Residential 1-4 Unit - Refinance	467	779	12,910	14,156	—	14,156
Short Term 1-4 Unit - Purchase	—	—	—	—	—	—
Short Term 1-4 Unit - Refinance	—	—	7,860	7,860	—	7,860
Total loans individually evaluated	$816	$779	$41,150	$42,745	$—	$42,745
Loans collectively evaluated
Commercial - Purchase	$1,016	$1,959	$—	$2,975	$16,608	$19,583
Commercial - Refinance	8,102	1,433	—	9,535	47,257	56,792
Residential 1-4 Unit - Purchase	1,615	227	—	1,842	8,808	10,650
Residential 1-4 Unit - Refinance	1,423	789	—	2,212	21,462	23,674
Short Term 1-4 Unit - Purchase	—	—	—	—	23,071	23,071
Short Term 1-4 Unit - Refinance	—	—	—	—	—	—
Total loans collectively evaluated	$12,156	$4,408	$—	$16,564	$117,206	$133,770
Ending balance	$12,972	$5,187	$41,150	$59,309	$117,206	$176,515
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2022	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$—	$—	$2,880	$2,880	$—	$2,880
Commercial - Refinance	767	186	16,194	17,147	—	17,147
Residential 1-4 Unit - Purchase	—	—	1,116	1,116	—	1,116
Residential 1-4 Unit - Refinance	—	—	10,039	10,039	—	10,039
Short Term 1-4 Unit - Purchase	—	—	279	279	—	279
Short Term 1-4 Unit - Refinance	180	—	8,359	8,539	—	8,539
Total loans individually evaluated	$947	$186	$38,867	$40,000	$—	$40,000
Loans collectively evaluated
Commercial - Purchase	$1,682	$656	$—	$2,338	$22,323	$24,661
Commercial - Refinance	5,874	3,786	—	9,660	62,699	72,359
Residential 1-4 Unit - Purchase	2,346	1,036	—	3,382	7,277	10,659
Residential 1-4 Unit - Refinance	4,118	1,539	—	5,657	30,178	35,835
Short Term 1-4 Unit - Purchase	19,832	—	—	19,832	—	19,832
Short Term 1-4 Unit - Refinance	—	—	—	—	—	—
Total loans collectively evaluated	$33,852	$7,017	$—	$40,869	$122,477	$163,346
Ending balance	$34,799	$7,203	$38,867	$80,869	$122,477	$203,346
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of December 31, 2023 and 2022 (in thousands).

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2023:	2022	2021	2020	2019	Pre-2019	Total
Commercial - Purchase
Payment performance
Performing	$248,153	$226,467	$31,692	$43,829	$53,563	$603,704
Nonperforming	9,600	6,104	567	4,773	7,177	28,221
Total Commercial - Purchase	$257,753	$232,571	$32,259	$48,602	$60,740	$631,925

Commercial - Refinance
Payment performance
Performing	$233,052	$188,723	$47,883	$92,819	$150,449	$712,926
Nonperforming	20,462	14,168	4,207	14,167	33,886	86,890
Total Commercial - Refinance	$253,514	$202,891	$52,090	$106,986	$184,335	$799,816

Residential 1-4 Unit - Purchase
Payment performance
Performing	$208,456	$198,110	$9,581	$24,429	$34,251	$474,827
Nonperforming	17,287	10,740	701	1,421	6,104	36,253
Total Residential 1-4 Unit - Purchase	$225,743	$208,850	$10,282	$25,850	$40,355	$511,080

Residential 1-4 Unit - Refinance
Payment performance
Performing	$277,980	$237,159	$19,752	$61,136	$74,197	$670,224
Nonperforming	43,272	36,344	7,835	28,252	22,222	137,925
Total Residential 1-4 Unit - Refinance	$321,252	$273,503	$27,587	$89,388	$96,419	$808,149

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$11,458	$180	$18,510	$4,561	$—	$34,709
Nonperforming	5,533	165	704	—	—	6,402
Total Short Term 1-4 Unit - Purchase	$16,991	$345	$19,214	$4,561	$—	$41,111

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$11,148	$—	$—	$—	$—	$11,148
Nonperforming	4,313	153	7,435	13,612	4,150	29,663
Total Short Term 1-4 Unit - Refinance	$15,461	$153	$7,435	$13,612	$4,150	$40,811

Total Portfolio	$1,090,714	$918,313	$148,867	$288,999	$385,999	$2,832,892

Gross charge-offs - quarter-ended December 31, 2023	$744	$—	$—	$—	$—	$744

Gross charge-offs - year-ended December 31, 2023	$1,120	$473	$—	$446	$—	$2,039

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2022:	2022	2021	2020	2019	2018	Pre-2018	Total
Commercial - Purchase
Payment performance
Performing	$273,950	$249,100	$36,064	$56,322	$33,193	$30,208	$678,837
Nonperforming	1,274	6,959	1,579	5,809	3,205	3,745	22,571
Total Commercial - Purchase	$275,224	$256,059	$37,643	$62,131	$36,398	$33,953	$701,408

Commercial - Refinance
Payment performance
Performing	$263,754	$210,898	$55,795	$103,633	$93,161	$92,723	$819,964
Nonperforming	9,012	11,801	3,855	23,423	20,408	18,634	87,133
Total Commercial - Refinance	$272,766	$222,699	$59,650	$127,056	$113,569	$111,357	$907,097

Residential 1-4 Unit - Purchase
Payment performance
Performing	$249,625	$227,235	$10,710	$31,685	$18,891	$22,303	$560,449
Nonperforming	7,281	10,107	2,165	2,313	1,553	4,565	27,984
Total Residential 1-4 Unit - Purchase	$256,906	$237,342	$12,875	$33,998	$20,444	$26,868	$588,433

Residential 1-4 Unit - Refinance
Payment performance
Performing	$338,959	$285,195	$24,703	$84,208	$39,870	$52,461	$825,396
Nonperforming	21,391	25,023	6,907	27,746	15,834	17,008	113,909
Total Residential 1-4 Unit - Refinance	$360,350	$310,218	$31,610	$111,954	$55,704	$69,469	$939,305

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$40,967	$944	$15,659	$4,174	$—	$—	$61,744
Nonperforming	1,287	5,212	995	542	104	—	8,140
Total Short Term 1-4 Unit - Purchase	$42,254	$6,156	$16,654	$4,716	$104	$—	$69,884

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$35,555	$—	$—	$—	$—	$—	$35,555
Nonperforming	786	1,221	10,545	18,245	4,805	—	35,602
Total Short Term 1-4 Unit - Refinance	$36,341	$1,221	$10,545	$18,245	$4,805	$—	$71,157

Total Portfolio	$1,243,841	$1,033,695	$168,977	$358,100	$231,024	$241,647	$3,277,284

(d)
Nonaccrual Loans - Loans Held for Investment at Fair Value

The following table presents the aggregate fair value of loans held for investment at fair value that are 90 days or more past due and/or in nonaccrual status, and the difference between the aggregate fair value and the aggregate unpaid principal balance as of December 31, 2023, by loan segments (in thousands):

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 days	90+days past due		Current–89 days	90+days past due		90+days past due
December 31, 2023	past due	or nonaccrual	Total	past due	or nonaccrual	Total	or nonaccrual
Commercial - Purchase	$204,282	$4,651	$208,933	$188,924	$5,635	$194,559	$(984)
Commercial - Refinance	230,034	7,399	237,433	210,716	8,962	219,678	(1,563)
Residential 1-4 Unit - Purchase	238,215	12,886	251,101	231,494	15,428	246,922	(2,542)
Residential 1-4 Unit - Refinance	472,615	29,335	501,950	448,780	35,119	483,899	(5,784)
Short Term 1-4 Unit - Purchase	46,312	1,769	48,081	45,695	2,143	47,838	(374)
Short Term 1-4 Unit - Refinance	54,041	4,533	58,574	53,008	5,491	58,499	(958)
Ending balance	$1,245,499	$60,573	$1,306,072	$1,178,617	$72,778	$1,251,395	$(12,205)

Note 7 — Mortgage Loans on Real Estate

The following tables present the Company’s loans (UPB) collateralized by real estate as of December 31, 2023 and 2022 (in thousands).

December 31, 2023
Description	Interest Rate	Final Maturity Date	Unpaid Principal Balance (1)(2)	Nonaccrual Unpaid Principal Balance
1-4 unit residential (3)
Under $1.0 million	4.0% - 15.0%	January 1, 2054	$1,674,434	$185,391
$1.0 million and over	4.0% - 13.2%	January 1, 2054	567,314	80,976
			2,241,748	266,367
Traditional commercial (4)
Under $1.0 million	4.0% - 14.0%	January 1, 2054	1,322,387	86,755
$1.0 million and over	4.0% - 13.3%	January 1, 2054	508,755	41,440
			1,831,142	128,195
Total at December 31, 2023			$4,072,890	$394,562

December 31, 2022
Description	Interest Rate	Final Maturity Date	Unpaid Principal Balance (1)(2)	Nonaccrual Unpaid Principal Balance
1-4 unit residential (3)
Under $1.0 million	4.0% - 13.5%	January 1, 2053	$1,374,726	$127,125
$1.0 million and over	4.0% - 11.5%	January 1, 2053	476,813	57,508
			1,851,539	184,633
Traditional commercial (4)
Under $1.0 million	4.0% - 13.7%	January 1, 2053	1,196,378	69,763
$1.0 million and over	4.0% - 11.7%	January 1, 2053	464,569	38,393
			1,660,947	108,156
Total at December 31, 2022			$3,512,486	$292,789
(1)
The aggregate cost of the Company’s loan portfolio for Federal income tax purposes were $4,156,554 and $3,553,379 as of December 31, 2023 and 2022, respectively.
(2)
As of December 31, 2023 and 2022, $188.5 million and $168.4 million, respectively, of the total UPB were interest-only loans with interest payable monthly and the principal payable at maturity.
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

The following table presents the reconciliation of the UPB of mortgage loans for the years ended December 31, 2023, 2022, and 2021:

	December 31,
	2023	2022	2021
Balance at beginning of period	$3,512,486	$2,587,220	$1,944,804
Addition during period:
New mortgage loans	1,117,846	1,761,853	1,326,275
Acquisition	13,075	17,657	22,437
Capitalized Interest	2,395	1,604	2,045
Deduction during period:
Collection of principal	(474,406)	(525,986)	(568,081)
Collection of capitalized interest	(570)	(2,155)	(2,163)
Foreclosures	(52,208)	(10,031)	(11,603)
Mortgages sold	(45,728)	(317,676)	(126,494)
Balance at end of period	$4,072,890	$3,512,486	$2,587,220

Note 8 — Receivables Due from Servicers

The following tables summarize receivables due from servicers as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Securitized debt	Warehouse and repurchase facilities and other	Total
Loan principal payments due from servicers	$41,289	$136	$41,425
Other loan servicing receivables	13,122	3,249	16,371
Loan servicing receivables	54,411	3,385	57,796
Corporate and escrow advances receivable	25,736	1,545	27,281
Total receivables due from servicers	$80,147	$4,930	$85,077

	December 31, 2022
	Securitized debt	Warehouse and repurchase facilities and other	Total
Loan principal payments due from servicers	$24,400	$664	$25,064
Other loan servicing receivables	13,095	2,521	15,616
Loan servicing receivables	37,495	3,185	40,680
Corporate and escrow advances receivable	21,995	2,969	24,964
Total receivables due from servicers	$59,490	$6,154	$65,644

Note 9 — Property and Equipment, Net

As of December 31, 2023 and 2022, property and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Furniture	$930	$927
Computer equipment	986	986
Office equipment	409	409
Leasehold improvements	609	578
Capitalized software	6,784	6,671
Building	685	685
	10,403	10,256
Accumulated depreciation and amortization	(7,618)	(6,900)
Ending balance	$2,785	$3,356

During the years ended December 31, 2023, 2022 and 2021, depreciation and amortization expense was $0.8 million, $0.8 million, and $1.1 million, respectively.

The Company engaged a third-party consulting firm to assist in the building and implementation of a data warehouse and loan origination systems. The data warehouse was placed into service in 2017 and the loan origination system was placed into service in 2018. The total capitalized costs for the data warehouse and loan origination systems (LOS) were $5.7 million as of December 31, 2023 and 2022. Total accumulated depreciation and amortization included accumulated amortization on the data warehouse and the LOS of $4.4 million and $4.1 million as of December 31, 2023 and 2022, respectively. The estimated aggregate amortization expense related to capitalized software for each of the next five years is $0.4 million for 2024, 2025, 2026, $0.2 million for 2027, and $0.1 million for 2028.

Note 10 — Real Estate Owned, Net

The Company’s real estate owned activities were as follows during the years ended December 31, 2023, 2022, and 2021 (in thousands):

	December 31,
	2023	2022	2021
Beginning balance	$13,325	$17,557	$15,767
Additions	56,025	13,439	12,583
Capitalized improvements	—	—	194
Sales	(21,179)	(19,558)	(9,228)
Other adjustments	—	2,250	—
Valuation adjustments	(3,903)	(363)	(1,759)
Ending balance	$44,268	$13,325	$17,557

The following table summarizes information about real estate operating income and expenses, realized gains and losses on sales of real estate, and unrealized gains and losses resulting from adjustments to valuation allowances for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	December 31,
	2023	2022	2021
Operating income	$—	$275	$451
Operating expenses	(2,818)	(2,781)	(2,251)
Valuation adjustments	(3,903)	(363)	(1,759)
Net gain on sales of real estate	568	2,939	409
Total	$(6,153)	$70	$(3,150)

Net gain on sales of real estate represents the difference between the net proceeds from the liquidation of the underlying properties and their respective carrying values. The following table provides additional information about the number of properties sold and the gross gains and losses recognized in real estate owned, net, in the consolidated statements of income, during the years ended December 31, 2023, 2022 and 2021 (in thousands, except properties sold):

	Year Ended December 31,
	2023		2022		2021
	Properties	Gain	Properties	Gain	Properties	Gain
	sold	(loss)	sold	(loss)	sold	(loss)
Sales resulting in gains	24	$1,442	31	$3,401	23	$972
Sales resulting in losses	19	(874)	12	(462)	14	(563)
Total	43	$568	43	$2,939	37	$409

Note 11 — Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others by Century amounted to $490.9 million and $491.9 million as of December 31, 2023, and 2022, respectively. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Significant assumptions used in determining the fair value of servicing rights as of December 31, 2023, 2022, and 2021 include: 1) Weighted average discount rate of 8.0%, 8.1%, and 8.0%, respectively; 2) Weighted average constant prepayment rate of 6.5%, 6.3%, and 3.2%, respectively.

The following table presents the Company's mortgage servicing rights for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	December 31,
	2023	2022	2021
Balance at the beginning of year	$9,238	$7,152	$—
Mortgage servicing rights acquired	—	—	7,152
Additions	250	—	—
Fair value adjustments	(910)	2,086	—
Balance at end of year	$8,578	$9,238	$7,152

Note 12 — Derivative Instruments

In September 2023, the Company began utilizing forward starting interest rate swap derivative instruments designated as cash flow hedges to manage the exposure to interest rate volatility related to its forecasted issuances of fixed-rate debt through its securitization process. The Company’s risk management objective is to hedge the risk of variability in its interest payment cash flows attributable to changes in the benchmark Secured Overnight Financing Rate ("SOFR") between the time the fixed rate mortgages are originated and the fixed rate debt is issued. As of December 31, 2023, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years.

The gains or losses on the derivative instruments that are designated and qualify as cash flow hedges are reported as a component of AOCI. Beginning in the period in which the forecasted debt is issued and the related derivative instruments are terminated, the accumulated gains or losses associated with the terminated derivatives are then reclassified into interest expense as a yield adjustment over the term of the related debt. For the year ended December 31, 2023, $50 thousand gain on terminated derivative instruments was reclassified from AOCI to interest expense. As of December 31, 2023, the Company had $1.2 million in after-tax net unrealized loss associated with cash flow hedging instruments recorded in AOCI. As of December 31, 2023, the Company expects to reclassify an estimated $0.3 million of after-tax net unrealized losses on derivative instruments designated as cash flow hedges from AOCI into earnings over the next 12 months.

The following table presents the fair value of the Company’s derivative financial instruments on a gross basis, as well as its classification on the Company’s consolidated balance sheets as of December 31, 2023:

		December 31, 2023
(in thousands)			Fair Value (1)
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Derivative Assets	Derivative Liabilities
Cash flow hedges:
Forward starting payer interest rate swaps	Derivative liability	$166,000	$—	$(3,665)
(1)
Fair value reported is exclusive of collateral held and pledged. As of December 31, 2023, collateral held related to derivative exposure between the Company and its derivative counterparty was $4.2 million and is recorded in Other Receivables.

The counterparty to the financial derivatives that the Company enters into is a major institution. The Company is exposed to credit-related losses in the event of non-performance by the counterparty. This credit risk is generally limited to the unrealized gains in such contracts, less collateral held, should the counterparty fail to perform as contracted.

Note 13 — Accumulated Other Comprehensive Loss

The following table presents the changes in the component of accumulated other comprehensive loss balances for the years ended December 31, 2023, 2022, and 2021:

	December 31,
(in thousands)	2023	2022	2021
Beginning balance	$—	$—	$—
Net unrealized loss on cash flow hedges arising during the period, net of tax	1,160	—	—
Reclassification of derivative instruments to income	50	—	—
Ending balance	$1,210	$—	$—

The following table presents the component of other comprehensive loss and the related tax effect for the year ended December 31, 2023:

	December 31, 2023
(in thousands)	Before-Tax	Tax Effect	Net-of-Tax
Cash flow hedges:
Forward starting payer interest rate swaps:
Net unrealized loss arising during the period	$1,568	$408	$1,160
Reclassification to income	69	19	50
Other comprehensive loss	$1,637	$427	$1,210

Note 14 — Goodwill

FASB ASC 350, Intangibles - Goodwill and Other, requires a company to perform an impairment test on goodwill annually, or more frequently if events or changes in circumstance indicate that the asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The goodwill was recorded as part of the purchase accounting of Century on December 28, 2021, Management has assessed goodwill and concluded that no impairment existed as of December 31, 2023 and 2022.

The following table presents the activity for goodwill (in thousands):

	December 31,
	2023	2022
Balance at the beginning of year	$6,775	$6,775
Goodwill acquired	—	—
Balance at end of year	$6,775	$6,775

Note 15 — Other Assets

Other assets were comprised of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Prepaid expenses	$2,026	$1,843
Deposits	190	176
Deferred costs	500	501
Income tax receivable	—	8,301
Operating leases - right of use assets, net	2,544	2,424
Appraisal fees for loans in process	(172)	(58)
Other assets	160	338
Total other assets	$5,248	$13,525

Note 16 — Leases

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

The Company uses its incremental borrowing rates to determine the present value of its lease liabilities. The weighted average borrowing rate was 7.72%, 5.88%, and 5.86% as of December 31, 2023, 2022, and 2021, respectively. The Company’s leases have remaining terms ranging from 2 years to 5 years, and the weighted average remaining lease term was 4.3 years as of December 31, 2023. Short-term leases (initial term of less than 12 months) are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term.

As of December 31, 2023, and 2022, operating lease ROU assets included in other assets was $2.5 million and $2.4 million, respectively. Operating lease liabilities included in accounts payable and accrued expenses remained at $2.7 million as of December 31, 2023, and 2022, respectively. Operating lease expense is a component of “Rent and occupancy” expense on the consolidated statements of income. Operating lease expense was $1.9 million, $1.7 million, and $1.8 million for the year ended December 31, 2023, 2022, and 2021, respectively, and included short-term leases that were immaterial.

The following table presents supplemental cash flow information related to leases for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,602	$1,632	$1,626
ROU assets obtained in exchange for lease obligations:
Operating leases	$1,689	$26	$256

The following table presents maturities of operating lease liabilities as of December 31, 2023 (in thousands):

December 31, 2023
Operating Leases
2024	$1,289
2025	513
2026	325
2027	277
2028	233
Thereafter	617
Total lease payments	3,254
Less: Imputed interest	(553)
Present value of lease liabilities	$2,701

Note 17 — Securitized Debt and Securitized Debt at Fair Value

The following tables summarize securitized debt and securitized debt at fair value as of December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023
(in thousands)	Securitized debt, net	Securitized debt at fair value	Total securitized debt
Securitized debt	$2,458,439	$876,704	$3,335,143
Valuation adjustments on FVO securitized debt	—	713	713
Deferred issuance costs and discounts	(39,628)	—	(39,628)
Total securitized debt and securitized debt at fair value	$2,418,811	$877,417	$3,296,228

	December 31, 2022
(in thousands)	Securitized debt, net	Securitized debt at fair value	Total securitized debt
Unpaid principal balance	$2,788,908	$—	$2,788,908
Valuation adjustments on FVO securitized debt	—	—	—
Deferred issuance costs and discounts	(52,618)	—	(52,618)
Total securitized debt and securitized debt at fair value	$2,736,290	$—	$2,736,290

The difference between the aggregate fair value and aggregate UPB of securitized debt at fair value as of December 31, 2023, was $0.7 million.

The following table presents the effective interest rate of securitized debt and securitized debt at fair value for the years ended December 31, 2023 and 2022 ($ in thousands):

	Year Ended December 31,
Securitized debt:	2023	2022
Interest expense	$164,742	$110,268
Average outstanding unpaid principal balance	3,113,500	2,458,332
Effective interest rate (1)	5.29%	4.49%
(1)
Represents annualized interest expense divided by average gross outstanding balance and includes average rate (4.79%) and debt issuance cost amortization (0.50%) and average rate (3.78%) and debt issuance cost amortization (0.71%) as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company is the sole beneficial interest holder of twenty-four Trusts, which are variable interest entities included in the consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 10%–30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates. The following table summarizes securities issued, ownership retained by the Company at the time of the securitization, and as of December 31, 2023 and 2022, and the stated maturity for each outstanding securitized debt (in thousands):

		Securities Retained as of
Trusts	Securities Issued	Issuance Date	December 31, 2023	December 31, 2022	Stated Maturity Date
2016-1 Trust	$319,809	$38,792	$—	$17,541	April 2046
2017-2 Trust	245,601	12,927	2,416	2,697	October 2047
2018-1 Trust	176,816	9,308	1,602	2,065	April 2048
2018-2 Trust	307,988	16,210	3,614	4,352	October 2048
2019-1 Trust	235,580	12,399	—	4,178	March 2049
2019-2 Trust	207,020	10,901	—	4,007	July 2049
2019-3 Trust	154,419	8,127	—	3,281	October 2049
2020-1 Trust	248,700	13,159	—	6,746	February 2050
2020-2 Trust	96,352	32,118	12,847	12,847	June 2050
2021-1 Trust	251,301	13,227	—	10,120	May 2051
2021-2 Trust	194,918	10,260	—	—	August 2051
2021-3 Trust	204,205	—	—	—	October 2051
2021-4 Trust	319,116	—	—	—	December 2051
2022-1 Trust	273,594	5,015	4,206	4,718	February 2052
2022-2 Trust	241,388	11,202	10,971	11,170	March 2052
2022-MC1 Trust	84,967	40,911	45,026	44,038	May 2047
2022-3 Trust	296,323	18,914	15,489	18,587	May 2052
2022-4 Trust	308,357	25,190	13,414	25,027	July 2052
2022-5 Trust	188,754	65,459	12,649	65,141	October 2052
2023-1 Trust	198,715	41,593	4,043	—	December 2052
2023-1R Trust	64,833	66,228	66,228	—	October 2025
2023-2 Trust	202,210	24,229	23,948	—	April 2053
2023-RTL1 Trust	81,608	4,296	4,296	—	July 2028
2023-3 Trust	234,741	28,718	28,480	—	July 2053
2023-4 Trust	202,890	26,623	26,482	—	November 2053
Total	$5,340,205	$535,806	$275,711	$236,515

The following table summarizes outstanding bond balances for each securitized debt as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
2016-1 Trust	$—	$22,369
2017-2 Trust	45,869	59,183
2018-1 Trust	33,505	43,596
2018-2 Trust	76,871	93,792
2019-1 Trust	76,391	91,167
2019-2 Trust	66,340	82,508
2019-3 Trust	58,089	67,899
2020-1 Trust	106,976	136,643
2020-2 Trust	45,180	60,445
2021-1 Trust	171,748	196,969
2021-2 Trust	143,797	170,072
2021-3 Trust	158,043	178,038
2021-4 Trust	244,919	273,489
2022-1 Trust	236,358	256,667
2022-2 Trust	210,217	233,045
2022-MC1 Trust	31,508	54,528
2022-3 Trust	257,047	280,066
2022-4 Trust	274,419	301,856
2022-5 Trust	162,925	186,577
2023-1 Trust	177,250	—
2023-1R Trust	58,237	—
2023-2 Trust	188,805	—
2023-RTL1 Trust	81,608	—
2023-3 Trust	227,228	—
2023-4 Trust	201,813	—
Total outstanding bond balance	$3,335,143	$2,788,909

Prior to 2023, the securities and certificates were typically issued at a discount to par, which was recorded as a contra liability to the securities issued. Securitized debt accounted for under the FVO accounting has no discounts or premiums. Discounts or premiums on securitized debt carried at amortized cost are amortized as an adjustment of yield over the stated term of the related securitized debt adjusted for prepayments. As of December 31, 2023 and 2022, unamortized discounts or premiums associated with the securities carried at amortized costs are as follows (in thousands):

	December 31,
	2023	2022
2016-1 Trust	$—	$(150)
2017-2 Trust	6	8
2018-1 Trust	3	6
2018-2 Trust	8	11
2019-1 Trust	6	9
2019-2 Trust	4	6
2019-3 Trust	3	4
2020-1 Trust	2	3
2020-2 Trust	294	786
2021-Trust	11	15
2021-2 Trust	127	162
2021-3 Trust	473	660
2021-4 Trust	474	642
2022-1 Trust	2,622	3,546
2022-2 Trust	2,784	3,665
2022-MC1 Trust	189	388
2022-3 Trust	4,552	6,161
2022-4 Trust	3,689	4,878
2022-5 Trust	544	727
2023-1R Trust	967	—
Total unamortized discounts (premiums)	$16,758	$21,527

Other than securitized debt carried at fair value, professional and other capitalized issuance costs associated with the securitized debt are recorded as a contra liability to the securities issued. As of December 31, 2023 and 2022, capitalized issuance costs associated with the Trusts are as follows (in thousands):

	December 31,
	2023	2022
2016-1 Trust	$—	$8
2017-2 Trust	392	535
2018-1 Trust	185	303
2018-2 Trust	627	908
2019-1 Trust	432	687
2019-2 Trust	597	866
2019-3 Trust	471	675
2020-1 Trust	927	1,351
2020-2 Trust	115	369
2021-1 Trust	1,392	1,978
2021-2 Trust	1,347	1,924
2021-3 Trust	1,563	2,178
2021-4 Trust	2,382	3,177
2022-1 Trust	2,252	3,045
2022-2 Trust	2,188	2,880
2022-MC1 Trust	426	877
2022-3 Trust	2,721	3,679
2022-4 Trust	2,498	3,303
2022-5 Trust	1,760	2,349
2023-1R Trust	595	—
Total capitalized issuance costs	$22,870	$31,092

As of December 31, 2023 and 2022, the weighted average rate on the sold securities and certificates for the Trusts are as follows:

	December 31,
	2023	2022
2016-1 Trust	9.07%	8.59%
2017-2 Trust	3.97	3.92
2018-1 Trust	4.03	4.05
2018-2 Trust	4.48	4.46
2019-1 Trust	4.07	4.06
2019-2 Trust	3.42	3.46
2019-3 Trust	3.29	3.25
2020-1 Trust	2.85	2.89
2020-2 Trust	4.61	4.60
2021-1 Trust	1.76	1.73
2021-2 Trust	2.02	2.02
2021-3 Trust	2.46	2.44
2021-4 Trust	3.22	3.20
2022-1 Trust	3.93	3.93
2022-2 Trust	5.07	5.07
2022-MC1 Trust	6.90	6.91
2022-3 Trust	5.70	5.67
2022-4 Trust	6.24	6.23
2022-5 Trust	7.06	7.10
2023-1 Trust	7.02	—
2023-1R Trust	7.68	—
2023-2 Trust	7.19	—
2023-RTL1 Trust	8.24	—
2023-3 Trust	7.82	—
2023-4 Trust	8.38	—

Note 18 — Other Debt

The secured financing and warehouse facilities are utilized to finance the origination and purchase of commercial real estate mortgage loans. Warehouse facilities are designated to fund mortgage loans that are purchased and originated within specified underwriting guidelines. These lines of credit typically fund less than 100% of the principal balance of the mortgage loans originated and purchased, requiring the use of working capital to fund the remaining portion.

(a)
Secured Financing, Net (Corporate Debt)

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to the 2021 Term Loan. The remaining portion of the net proceeds from the 2022 Term Loan is used for loan originations and general corporate purposes. As of December 31, 2023 and 2022, the balance of the 2022 Term Loan was $215.0 million. The balance in the consolidated balance sheets is net of debt issuance costs of $3.9 million and $5.2 million as of December 31, 2023 and 2022, respectively. The 2022 Term Loan is secured by substantially all assets of the Company not otherwise pledged under a securitized debt or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of December 31, 2023, the Company was in compliance with all covenants.

(b)
Warehouse Repurchase and Revolving Loan Facilities, Net

On January 4, 2011, Century entered into a Master Participation and Facility Agreement with a bank (“the September 2022 Term Repurchase Agreement”). The Facility Agreement has a current extended maturity date of July 31, 2024, and is a short-term borrowing facility, collateralized by performing loans, with a maximum capacity of $60.0 million, and bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 1.60% with a 0.25% floor. The effective interest rate were 6.2% and 5.6% for the years ended December 31, 2023 and 2022, respectively.

On August 8, 2016, Century entered a Promissory Note Revolving Credit Line with a bank (“Revolving Credit Line”). The Revolving Credit Line matured on July 31, 2023, and was a short-term unsecured borrowing line, with a maximum capacity of $3.0 million, and bore interest at SOFR plus 2.00% with a 0.25% floor. There were no outstanding balances as of December 31, 2023 and 2022.

On May 17, 2013, the Company entered into a Repurchase Agreement (“the 2013 Repurchase Agreement”) with a warehouse lender. The 2013 Repurchase Agreement is a modified mark-to-market agreement and has a current maturity date of September 26, 2024, and is a short-term borrowing facility, collateralized by a pool of performing loans, with a maximum capacity of $300.0 million, and bears interest at SOFR plus 3.50%. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rates were 9.8% and 5.7%, for the years ended December 31, 2023 and 2022, respectively.

On September 12, 2018, the Company entered into a three-year non-mark to market secured revolving loan facility agreement (“the Bank Credit Agreement”) with a bank. The Bank Credit Agreement has a current extended maturity date of November 10, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SFOR plus 3.61%, with a floor of 4.25%. The maximum loan amount under this facility is $50.0 million. The effective interest rates were 9.2% and 5.8% for the years ended December 31, 2023 and 2022, respectively.

On January 29, 2021, the Company entered into a non-mark-to-market Repurchase Agreement (“the 2021 Repurchase Agreement”) with a warehouse lender. The 2021 Repurchase Agreement has a current extended maturity date of May 15, 2024, and was a short-term borrowing facility, collateralized by a pool of loans, with a maximum capacity of $200.0 million, and bears interest at SOFR plus a margin of 3.00% during the availability period and 4.00% during the amortization period. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rates were 10.0% and 6.4% for the years ended December 31, 2023 and 2022, respectively.

On April 16, 2021, The Company entered into a non-mark-to-market Term Repurchase Agreement (“the 2021 Term Repurchase Agreement”) with a warehouse lender. The 2021 Term Repurchase Agreement has a maturity date of April 16, 2026, with a borrowing period through April 14, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SOFR plus a margin of 3.10%. The maximum capacity under this facility is $100.0 million. The effective interest rates were 8.3% and 5.6% for the years ended December 31, 2023 and 2022, respectively.

On July 29, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the July 2021 Term Repurchase Agreement”) with a warehouse lender. The July 2021 Term Repurchase Agreement has a maturity date of July 29, 2024, with an option to extend the term to July 29, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at one-month American Interbank Offered Rate ("AMERIBOR") with a 0.5% floor plus 4.50% per annum. The maximum capacity under this facility is $100.0 million. The effective interest rates were 14.2% and 10.0% for the years ended December 31, 2023 and 2022, respectively.

On October 7, 2022, the Company entered into a $10.2 million short-term repurchase agreement ("the October 2022 Repurchase Agreement) that bore interest at SOFR plus 1.58%. The repurchase agreement was paid off in April 2023.

On October 12, 2023, the Company entered into a $9.5 million short-term repurchase agreement, and bore interest at 7.0%. On December 14, 2023, the Company entered into two $10.0 million short-term repurchase agreements, one agreement bore interest at 7.6%, and the other agreement bore interest at 7.5%.

On December 27, 2023, the Company entered into a loan facility agreement (“the 2023 Repurchase Agreement”) with a bank. The 2023 Repurchase Agreement has a maturity date of December 27, 2026. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SFOR plus 3.00%. The maximum loan amount under this facility is $50.0 million. The effective interest rate was 8.6% for the year ended December 31, 2023.

Certain of the Company’s loans are pledged as security under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of December 31, 2023 and 2022, the Company was in compliance with all covenants.

The following table summarizes the maximum borrowing capacity and current gross balances outstanding for the Company’s warehouse facilities and loan agreements as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023		2022
	Period end balance (1)	Maximum borrowing capacity	Period end balance (1)	Maximum borrowing capacity
The 2021 term repurchase agreement	$30,460	$100,000	$74,334	$100,000
The 2021 repurchase agreement	88,817	200,000	79,504	200,000
The July 2021 term repurchase agreement	22,516	100,000	2,185	100,000
The 2013 repurchase agreement	111,086	300,000	136,165	300,000
The bank credit agreement	31,950	50,000	29,495	50,000
The October 2022 repurchase agreement	29,522	30,530	10,057	18,818
The 2023 repurchase agreement	22,000	50,000	—	—
The September 2022 term repurchase agreement	—	60,000	—	60,000
Revolving credit line	—	—	—	3,000
Total	$336,351	$890,530	$331,740	$831,818
(1)
Warehouse repurchase facilities amounts in the consolidated balance sheet are net of debt issuance costs amounting to $1.6 million and $0.9 million as of December 31, 2023 and 2022.

The following table provides an overview of the activity and effective interest rate for the years ended December 31, 2023, 2022, and 2021 ($ in thousands):

	December 31,
	2023	2022	2021
Warehouse and repurchase facilities:
Average outstanding balance	$227,911	$299,060	$183,663
Highest outstanding balance at any month-end	336,351	426,959	336,775
Effective interest rate (1)	9.53%	5.84%	5.28%
(1)
Represents interest expense divided by average gross outstanding balance and includes average rate of 8.76%, 5.22%, and 4.23%, and debt issue cost amortization of 0.77%, 0.62%, 1.05%, as of December 31, 2023, 2022, and 2021, respectively.

The following table provides a summary of interest expense that includes debt issuance cost amortization, interest, amortization of discount, and deal cost amortization for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	December 31,
	2023	2022	2021
Warehouse and repurchase facilities	$21,726	$17,454	$9,706
Securitized debt	164,742	110,269	75,680
Interest expense — portfolio related	186,468	127,723	85,386
Interest expense — corporate debt	16,556	29,472	20,609
Total interest expense	$203,024	$157,195	$105,995

Note 19 — Income Taxes

The Company elected to be treated as a corporation, for tax purposes, effective January 1, 2018. The following table details the Company’s income tax expense (benefit) (in thousands):

	December 31,
	2023	2022	2021
Current tax expense (benefit):
Federal	$13,631	$(90)	$15,042
State	2,509	552	5,477
Total current tax expense	$16,140	$462	$20,519
Deferred tax expense (benefit):
Federal	$1,654	$8,553	$(7,362)
State	1,040	3,018	(2,588)
Total deferred tax expense (benefit)	$2,694	$11,571	$(9,950)
Total income tax expense	$18,834	$12,033	$10,569

The following table contains a reconciliation of the Company’s provision for income taxes at the federal statutory tax rate to the provision for income taxes at the effective tax rate as of December 31, 2023, 2022, and 2021:

	December 31,
	2023	2022	2021
Federal income tax provision at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	6.2	6.3	5.6
Permanent items	0.6	0.2	0.1
Federal true-ups	0.1	—	—
Tax credits	(0.3)	(0.3)	(0.2)
Change in unrecognized tax benefit	(2.3)	—	—
Other	(0.1)	—	0.1
Effective tax rate	25.2%	27.2%	26.6%

The changes in state income taxes and unrecognized tax benefit in the reconciliation are primarily due to changes in state apportionment and the related valuation impacts on taxes payable as well as the deferred tax asset in the prior year.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are presented below (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss	$—	$8,451
Mark-to-market on loans	—	355
Lease liability	780	783
Stock compensation	1,779	1,485
Accrued vacation	386	283
Intangibles	3	5
REO	160	—
Deferred state taxes	374	696
Research and experimental expenditures capitalization	1,721	—
MSR Valuation Allowance	53	—
Derivative - OCI	427	—
ERC Refund	1,038	—
Other	—	154
Gross deferred tax assets	6,721	12,212
Deferred tax liabilities:
REMIC book-tax basis difference	(2,522)	(4,941)
Mark-to-market on loans	(36)
Right-of-use assets	(735)	(717)
Deferred origination costs	(63)	(138)
Property and equipment	(332)	(595)
REO	—	(30)
MSR valuation	—	(758)
Other	(694)	—
Gross deferred tax liabilities	(4,382)	(7,179)
Total net deferred tax asset	$2,339	$5,033

The Company’s main temporary difference is due to the difference between the U.S. income tax and U.S. GAAP treatment with respect to its REMIC securities. For tax purposes, the issuances are considered taxable sales; whereas, for U.S. GAAP purposes, the REMIC issuances are considered financings.

Federal net operating loss ("NOL") carryforwards of $5.7 million are utilized to offset current U.S. federal taxable income in 2023. State NOL carryforwards totaling $2.5 million are utilized to offset taxable income in 2023. There are no additional NOL carryforwards after 2023.

The Company had no valuation allowance as of December 31, 2023 and 2022. Based on the Company’s estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and local jurisdictions, where applicable. As of December 31, 2023, the Company is no longer subject to U.S. tax examinations for years before 2020 and is no longer subject to state tax examinations for years before 2019.

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

The Company had gross unrecognized tax benefits in the amount of $0.4 million and $1.9 million recorded as of December 31, 2023 and 2022, respectively. If recognized, $0.3 million of the unrecognized tax benefit would affect the 2023 annual effective tax rate. Interest and penalties on unrecognized tax benefits is reported by the Company as a component of tax expense, and the Company recorded interest and penalties in its consolidated statements of income in the amount of $0.5 million, $0.1 million, and $0.1million as of December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022, the accrued interest and penalties related to unrecognized tax benefits were $32.9 thousand and $0.6 million, respectively.

There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

Detailed below is a reconciliation of the Company's gross unrecognized tax benefits for the years ended December 31, 2023 and 2022, respectively (in thousands):

	December 31,
	2023	2022	2021
Beginning balance	$1,940	$1,911	$1,860
Changes related to current year tax positions	93	68	49
Changes related to prior year tax positions	25	19	2
Decreases due to lapsed statutes of limitations	(1,668)	(58)	—
Ending balance	$390	$1,940	$1,911

Note 20 — Stock-Based Compensation

The Company’s Amended and Restated 2020 Omnibus Incentive Plan, or the 2020 Plan, authorizes grants of stock‑based compensation instruments to purchase or issue up to 2,770,000 shares of Company common stock.

(a)
Stock Options

In connection with its IPO in January 2020, the Company granted stock options to non-employee directors and certain employees, including named executive officers, to purchase approximately 782,500 shares of common stock with an exercise price per share equal to the initial public offering price of $13.00. On December 24, 2020, the Company granted stock options to a non-employee director to purchase 12,500 shares of common stock with an exercise price per share equal to the grant date market price of $6.28. On September 8, 2023, the Company granted stock options to an employee to purchase 5,464 shares of common stock with an exercise price per share equal to the grant date market price of $11.68. During the year ended December 31, 2023, 37,500 shares were exercised at the exercise price per share of $13.00. Cash received from option exercised for the year ended December 31, 2023 was $0.5 million. No stock options were exercised during the years ended December 31, 2022 and 2021.

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

The following table presents the assumptions used in the option pricing model at the grant date for options granted during the year ended December 31, 2023:

Assumptions:	December 31, 2023
Expected volatility	28.00%
Expected dividends	—
Risk-free interest rate	1.50%
Expected forfeited rate	—

The tables below summarize stock option activity during the years ended December 31, 2023 and 2022:

	December 31, 2023
($ in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at beginning of year	785,000	$12.89
Granted	5,464	11.68
Exercised	(37,500)	13.00
Forfeited	—	—
Options outstanding at end of year	752,964	$12.88	6.1 years	$3,269
Options exercisable at end of year	747,500	$12.89	6.1 years	$3,239
Options expected to vest (1)	5,464	$11.68	9.7 years	$30

	December 31, 2022
($ in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at beginning of year	785,000	$12.89
Granted	—	—
Exercised	—	—
Forfeited	—	—
Options outstanding at end of year	785,000	$12.89	7.1 years	$42
Options exercisable at end of year	523,333	$12.89	7.1 years	$28
Options expected to vest (1)	261,667	$12.89	7.1 years	$14
(1)
The number of options expected to vest reflects no expected forfeiture.

The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price.

Stock options vest ratably over a service period of three years from the date of the grant. Compensation expense related to stock options is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. Unvested stock options outstanding were 5,464 and 261,667 shares as of December 31, 2023 and 2022, respectively, at a weighted average exercise price per share of $11.68 and $12.89, respectively. The amount of unrecognized compensation expense related to unvested stock options was $22.4 thousand, and the weighted average period over which it is expected to be recognized is 2.69 years as of December 31, 2023.

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

In January 2023, the Company issued 198,137 shares of restricted stock awards to certain employees, including named executive officers, at no cost to employees. In May 2023, the Company issued 31,629 shares of restricted stock awards to certain non-employee directors.

The fair value of restricted stock awards is determined based on the fair market value of the Company's common shares on the grant date. The estimated fair value of restricted stock awards is amortized as an expense over the three-year requisite service period. The Company has elected to recognize forfeitures as they occurred rather than estimating service-based forfeitures over the requisite service period. The amount of unrecognized compensation expense related to unvested restricted stock awards was $3.7 million, and the weighted average period over which it is expected to be recognized is 1.73 years as of December 31, 2023.

The table below summarizes restricted stock award activity during the year ended December 31, 2023 and 2022:

	Employee		Non-Employee Director		Total
December 31, 2023	Restricted Stock Awards		Restricted Stock Awards		Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	445,250	$8.61	48,889	$9.72	494,139	$8.72
Granted	198,137	10.00	31,629	9.01	229,766	9.86
Vested	(234,250)	8.42	(19,242)	9.87	(253,492)	8.53
Forfeited	—	—	—	—	—	—
Nonvested at December 31, 2023	409,137	$9.39	61,276	$9.31	470,413	$9.38

	Employee		Non-Employee Director		Total
December 31, 2022	Restricted Stock Awards		Restricted Stock Awards		Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	480,000	$7.04	26,511	$10.75	506,511	$7.23
Granted	125,250	12.63	31,215	9.13	156,465	11.93
Vested	(160,000)	7.04	(8,837)	10.75	(168,837)	7.23
Forfeited	—	—	—	—	—	—
Nonvested at December 31, 2022	445,250	$8.61	48,889	$9.72	494,139	$8.72
(c)
Performance Stock Units

In February 2022, the Company began granting performance stock units ("PSUs") to certain employees, including named executive officers under the 2020 Plan. PSUs will vest based on the achievement of predetermined performance goals over performance periods determined by the Compensation Committee. PSUs are subject to forfeiture until predetermined performance conditions have been achieved. The Company recognizes share-based compensation expense for PSUs on a straight-line basis over the requisite service period of the award when it is probable that the performance conditions will be achieved. Compensation expense for PSUs with financial performance measures is measured using the fair value at the date of grant and recorded over each vesting period, and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. In February 2022, the Company granted 102,750 PSUs and in January 2023, the Company granted 153,637 PSUs. The granted PSUs represent 100% of the original target award amounts vesting eligibility is based on performance and service conditions of distinct three-year service periods for each award. Accordingly, the number of shares issued at the end of any performance period could range between 0% and 200% of the original target award amount.

A summary of the PSU activity for the years ended December 31, 2023, and 2022 under the 2020 Omnibus Plan is presented below:

	December 31,
	2023		2022
	Shares	Weighted Average Grant Date Fair Value (per share)	Shares	Weighted Average Grant Date Fair Value (per share)
Outstanding at beginning of year, nonvested	102,750	$12.63	—	$—
Granted	153,637	10.00	102,750	12.63
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding at end of year, nonvested	256,387	$11.05	102,750	$12.63

(d)
Employee Stock Purchase Plan ("ESPP")

In July 2022, the Company initiated an ESPP which allows permitted eligible employees to purchase shares of the Company's common stock through payroll deductions of up to 15% of their eligible compensation, subject to certain limitations. The purchase price of the shares under the ESPP equals 85% of the lower of the fair market value of the Company's common stock on either the first or last day of each six-month offering period. As of December 31, 2023, a total of 241,132 shares have been issued under the ESPP with 167,123 shares issued in 2023 and 74,009 shares issued in 2022.

Compensation expense for the ESPP is calculated as of the beginning of the offering period as the fair value of the employees’ purchase rights utilizing the Black-Scholes option valuation model and is recognized as a compensation expense over the offering period. The table below presents the fair value assumptions used for the period indicated:

	December 31,
Assumptions:	2023	2022
Risk-free interest rate	5.45%	2.50%
Expected term (in years)	0.5	0.5
Expected volatility	51.31%	49.93%
Dividend yield	—	—
Grant date fair value per share	$11.78	$11.31

The Company recognized a total of $3.9 million and $3.1 million compensation expense related to the outstanding stock options, unvested restricted stock awards, ESPP, and unvested performance-based stock unit awards granted to employees during the years ended December 31, 2023 and 2022, respectively. Such amount is included in “Compensation and employee benefits” on the Consolidated Statement of Income. The total amount of unrecognized compensation expense related to unvested stock options, restricted stock awards, and performance-based stock unit awards were $3.8 million and $3.6 million as of December 31, 2023 and 2022.

Treasury share purchases represent shares surrendered to the Company equal in value to the statutory payroll tax withholding obligations arising from the vesting of employee restricted stock awards. During the years ended December 31, 2023 and 2022, the Company purchased treasury shares of 87,765 and 33,647 at an average price of $9.81 per share and $13.61 per share, respectively.

Note 21 — Earnings Per Share

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

The following table presents the basic and diluted income per share calculations for the years ended December 31, 2023, 2022, and 2021:

	December 31,
	2023	2022	2021
	(In thousands, except per share data)
Basic EPS:
Net income	$52,273	$32,211	$29,224
Less: earnings attributable to participating securities	753	491	8,589
Net earnings attributable to common shareholders	$51,520	$31,720	$20,635
Weighted average common shares outstanding	32,206	31,913	22,813
Basic earnings per common share	$1.60	$0.99	$0.90
Diluted EPS:
Net income attributable to common shareholders	$52,273	$31,720	$20,635
Weighted average common shares outstanding	32,206	31,913	22,813
Add dilutive effects for assumed conversion of Series A preferred stock	—	—	8,989
Add dilutive effects for warrants	2,020	2,025	1,974
Add dilutive effects for stock options	14	5	3
Add dilutive effects of unvested restricted stock awards	173	188	203
Add dilutive effects of unvested performance-based stock units	71	—	—
Weighted average diluted common shares outstanding	34,484	34,131	33,982
Diluted earnings per common share	$1.52	$0.94	$0.86

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive (in-thousands):

	December 31,
	2023	2022	2021
Stock options	5	773	773
Shares equivalents excluded from EPS	5	773	773

Note 22 — Warrants

On April 7, 2020, the Company issued and sold in a private placement warrants (the “Warrants”) to purchase additional shares of the Company’s common stock to funds affiliated with TruArc Partners (TruArc), formerly Snow Phipps, and a fund affiliated with Pacific Investment Management Company LLC (TOBI). TruArc and TOBI are considered affiliates and, therefore, are related parties to the Company. The awards were treated as equity awards at the date of issuance.

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

Note 23 — Concentration of Risk

The Company originates and purchases loans secured by a broad spectrum of commercial property throughout the United States. As of December 31, 2023 and 2022, geographic and property type concentrations of loans, by unpaid principal balance, were as follows:

	December 31,
	2023	2022
Geographic concentration:
California	22.0%	22.8%
New York	18.3	19.9
Florida	13.4	13.3
New Jersey	7.3	7.5
Other states (individually less than 5.0%)	39.0	36.5
	100.0%	100.0%

	December 31,
	2023	2022
Property type concentration:
Investor 1-4	55.0%	52.7%
Mixed use	11.7	12.6
Retail	8.4	8.7
Multifamily	7.8	8.6
Warehouse	6.5	5.7
Office	5.4	6.4
Other (individually less than 5.0%)	5.2	5.3
	100.0%	100.0%

As of December 31, 2023 and 2022, the Company held $44.3 million and $13.3 million, respectively, of real estate owned, net, with geographic concentrations as follows:

	December 31,
	2023	2022
Geographic concentration:
Texas	25.9%	14.1%
California	17.5	—
New York	17.0	5.7
Florida	11.4	16.1
Georgia	5.9	—
New Jersey	5.8	11.2
Massachusetts	4.8	21.3
Maryland	1.0	16.8
Other states (individually less than 5.0%)	10.7	14.8
	100.0%	100.0%

Note 24 — Commitments and Contingencies

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase, actual loss experience, estimated future loss exposure and other relevant factors including economic conditions. As of December 31, 2023 and 2022, the balance of repurchase liability was $66 thousand and $124 thousand, respectively, and it is included in accounts payable and accrued expenses in the consolidated balance sheets.

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

The Company applied for ERC for the first three quarters’ wages paid in calendar year 2021. During the second quarter of 2023, the Company received approximately $4.2 million of ERC. Due to the subjectivity of the credit, the Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. Accordingly, the $4.2 million ERC, net of the third-party specialist fees of $0.6 million, are deferred until the uncertainty surrounding them is resolved. The net amount is included in accounts payable and accrued expenses on the consolidated balance sheets as of December 31, 2023.

Note 25 — Retirement Plan

The Company maintains a qualified 401(k) retirement plan in accordance with the Internal Revenue Service code. Employees meeting certain eligibility requirements as detailed in the plan document may participate by deferring eligible compensation into the plan. The plan allows for discretionary employer matching contribution. For the years ended December 31, 2023, 2022, and 2021, the Company expensed $1.0 million, $794 thousand, and $579 thousand, respectively. These amounts are included in "compensation and employee benefits" on the consolidated statements of income.

Note 26 — Other Operating Expenses

The following table presents the components of other operating expenses for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	December 31,
	2023	2022	2021
Travel, marketing and business development	$872	$1,421	$661
Data processing and telecommunications	3,175	3,022	2,476
Office expenses	1,180	1,161	1,396
Insurance, taxes, and licenses (1)	1,851	2,300	2,420
Other (1)	1,446	1,262	971
Total other operating expenses	$8,524	$9,166	$7,924
(1)
Certain accounts have been reclassified to origination expenses for the years ended December 31, 2022 and 2021 to conform to current period presentation.

Note 27 — Related Party Transactions

On April 7, 2020, the Company issued and sold in a private placement 45,000 newly issued shares of Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred”), at a price per share of $1,000, plus warrants (the “Warrants”) to purchase an aggregate of 3,013,125 shares of the Company’s common stock to funds affiliated with Snow Phipps and a fund affiliated with Pacific Investment Management Company LLC (TOBI). Snow Phipps and TOBI are considered affiliates and, therefore, are related parties to the Company. On October 8, 2021, the Company exercised its option to convert all of its 45,000 outstanding shares of Series A Convertible Preferred Stock into 11,688,310 shares of its common stock. The Company's related parties have not exercised any warrants as of December 31, 2023.

In the ordinary course of business, the Company sells held for sale loans to various financial institutions through a market bidding process. As a result of this process, the Company may sell held for sale loans to an affiliate. The Company sold $188.4 million and $0.1 million in UPB of loans to an affiliate during the years ended December 31, 2022 and 2021, respectively. No loans were sold to any affiliate during the year ended December 31, 2023.

Note 28 — Fair Value Measurements

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

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period in which a change in valuation technique or methodology occurs. Given the nature of some of the Company’s assets and liabilities, clearly determinable market-based valuation inputs are often not available; therefore, these assets and liabilities are valued using internal estimates. As subjectivity exists with respect to the valuation estimates used, the fair values disclosed may not equal prices that can ultimately be realized if the assets are sold or the liabilities are settled with third parties.

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

Loans Held for Investment, Net, and Loans Held for Investment, at Fair Value

The Company uses a third-party loan valuation model to estimate the fair value of its nonperforming mortgage loans, a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company’s nonperforming mortgage loans are interest rates, market yield requirements, the probability of default, loss given default, voluntary prepayment speed and loss timing. The Company uses an in-house loan valuation model to estimate the fair value of its performing mortgage loans, a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company’s performing mortgage loans are discount rate, constant prepayment rate, constant default rate, and loss severity rate. Significant changes in any of those inputs in isolation could result in a significant change to the mortgage loans’ fair value measurement.

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

Securitized Debt, Net and Securitized Debt, at Fair Value

Due to the fair value option accounting election on securitized debt in the first quarter of 2023, the Company changed the valuation technique to estimate the fair value of securitized debt. Prior to the first quarter of 2023, the fair value estimate of securitized debt was based on a third-party valuation model that calculate estimated cash flows discounted at an appropriate market rate, a Level 3 measurement. Starting the first quarter of 2023, the Company obtains the fair value estimates at instrument level from a third-party broker dealer based on trader input on benchmark securities, bond structure and collateral characteristics and performance and pricing factors such as yield, spread, average life, prepayment speeds, default rate and severity, a Level 2 measurement. Significant changes in any of those inputs in isolation could result in a significant change to securitized debt’s fair value measurement.

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

Fair Value Disclosures

The following tables present information on assets measured and recorded at fair value as of December 31, 2023 and 2022, by level, in the fair value hierarchy (in thousands):

	Fair value measurements using			Total at
December 31, 2023	Level 1	Level 2	Level 3	fair value
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$8,475	$8,475
Real estate owned, net	—	—	44,268	44,268
Total nonrecurring fair value measurements	—	—	52,743	44,268
Recurring fair value measurements:
Loans held for sale, at fair value	—	17,590	—	17,590
Loans held for investment, at fair value	—	—	1,306,072	1,306,072
Mortgage servicing rights	—	—	8,578	8,578
Total recurring fair value measurements	—	17,590	1,314,650	1,332,240
Total assets	$—	$17,590	$1,367,393	$1,376,508

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$877,417	$—	$877,417
Derivative liabilities	—	3,665	—	3,665
Total recurring fair value measurements	—	881,082	—	881,082
Total liabilities	$—	$881,082	$—	$881,082

	Fair value measurements using			Total at
December 31, 2022	Level 1	Level 2	Level 3	fair value
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$11,466	$11,466
Real estate owned, net	—	—	13,325	13,325
Total nonrecurring fair value measurements	—	—	24,791	24,791
Recurring fair value measurements:
Loans held for investment, at fair value	—	—	276,095	276,095
Mortgage servicing rights	—	—	9,238	9,238
Total recurring fair value measurements	—	—	285,333	285,333
Total assets	$—	$—	$310,124	$310,124

The following table presents gain (losses) recognized on assets measured on a nonrecurring basis for the years indicated (in thousands):

	December 31,
Gain (loss) on assets measured on a nonrecurring basis	2023	2022	2021
Loans held for sale, net	$—	$—	$17
Real estate held for sale, net	(3,903)	(363)	(1,759)
Individually evaluated loans requiring specific allowance, net	122	310	1,262
Total net loss	$(3,781)	$(53)	$(480)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets as of December 31, 2023 and 2022 ($ in thousands):

	December 31, 2023
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Nonrecurring:
Individually evaluated loans requiring allowance, net	$8,475	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	44,268	Market comparables	Selling costs	8.0%	8.0%

Recurring:
Loans held for investment, at fair value	$1,306,072	Discounted cash flow	Discount rate	9.3%	9.3%
			Prepayment rate	0.7% to 50.0%	5.8%
			Default rate	0.0% to 1.7%	0.7%
			Loss severity rate	0.0% to 14.8%	2.1%
Mortgage servicing rights	8,578	Discounted cash flow	Discount rate	8.0%	8.0%
			Prepayment rate	5.3% to 16.0%	6.5%

	December 31, 2022
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average
Nonrecurring:
Individually evaluated loans requiring allowance, net	$11,466	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	13,325	Market comparables	Selling costs	8.0%	8.0%

Recurring:
Loans held for investment, at fair value	$276,095	Discounted cash flow	Discount rate	8.35% to 9.35%	8.9%
			Prepayment rate	1.0% to 30.0%	15.1%
			Default rate	0.12% to 6.99%	0.6%
			Loss severity rate	0.0% to 18.45%	3.5%
Mortgage servicing rights	9,238	Discounted cash flow	Discount rate	8.0% to 12.0%	8.1%
			Prepayment rate	5.6% to 16.8%	6.3%

The following is a roll-forward of loans held for investment that are measured at estimated fair value on a recurring basis for the years indicated (in thousands):

	December 31,
	2023	2022	2021
Beginning balance	$276,095	$1,359	$1,539
Originations	1,079,811	267,278	—
Loans liquidated	(73,623)	(765)	(163)
Principal paydowns	(9,940)	(261)	(46)
Total unrealized gain included in net income	47,214	7,436	29
Loans transferred to held for sale	(25,783)	—	—
REO transfer	(777)	—	—
Loans repurchased	13,075	1,048	—
Ending balance	$1,306,072	$276,095	$1,359

The following is a roll-forward of loans held for sale that are measured at estimated fair value on a recurring basis for the years indicated (in thousands):

	December 31,
	2023	2022	2021
Beginning balance	$—	$—	$—
Originations	38,036	31,328	—
Loans liquidated	(46,843)	(31,328)	—
Principal paydowns	(22)	—	—
Total unrealized gain included in net income	636	—	—
Loans transferred from held for investment	25,783	—	—
Ending balance	$17,590	$—	$—

The following is a roll-forward of mortgage servicing rights that are measured at estimated fair value on a recurring basis for the years indicated (in thousands):

	December 31,
	2023	2022	2021
Beginning balance	$9,238	$7,152	$—
Additions	—	—	7,152
Total unrealized (loss) gain included in net income	(660)	2,086	—
Ending balance	$8,578	$9,238	$7,152

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value through the use of a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of December 31, 2023 and 2022, financial assets and liabilities measured at fair value include loans held for investment at fair value, loans held for sale at fair value, mortgage servicing rights, derivative instruments, and securitized debt at fair value. Financial assets measured at the lower of cost or estimated fair value include certain individually evaluated loans held for investment and REO, which were measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $8.5 million and $11.5 million as of December 31, 2023 and 2022, net of specific allowance for loan losses of approximately $1.0 million and $1.1 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated. The estimated fair value of loans held for sale, at fair value; loans held for investment, at fair value; mortgage servicing rights; securitized debt, at fair value; are also presented in Notes 5, 6, 11, and 17, respectively.

	December 31, 2023
(in thousands)	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$40,566	$40,566	$—	$—	$40,566
Restricted cash	21,361	21,361	—	—	21,361
Loans held for sale, at fair value	17,590	—	17,590	—	17,590
Loans held for investment, net	2,828,123	—	—	2,672,705	2,672,705
Loans held for investment, at fair value	1,306,072	—	—	1,306,072	1,306,072
Accrued interest receivables	27,028	27,028	—	—	27,028
Mortgage servicing rights	8,578	—	—	8,578	8,578

Liabilities:
Secured financing, net	$211,083	$—	$—	$212,625	$212,625
Warehouse and repurchase facilities, net	334,755	—	334,755	—	334,755
Securitized debt, net	2,418,811	—	2,155,718	—	2,155,718
Securitized debt, at fair value	877,417	—	877,417	—	877,417
Accrued interest payable	20,473	20,473	—	—	20,473
Derivative liability	3,665	3,665	—	—	3,665

	December 31, 2022
(in thousands)	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$45,248	$45,248	$—	$—	$45,248
Restricted cash	16,808	16,808	—	—	16,808
Loans held for sale, net	—	—	—	—	—
Loans held for investment, net	3,272,390	—	—	3,201,850	3,201,850
Loans held for investment, at fair value	276,095	—	—	276,095	276,095
Accrued interest receivable	20,463	20,463	—	—	20,463
Mortgage servicing rights	9,238	—	—	9,238	9,238

Liabilities:
Secured financing, net	$209,846	$—	$—	$211,854	$211,854
Warehouse repurchase facilities, net	330,814	—	330,814	—	330,814
Securitizations, net	2,736,290	—	—	2,522,010	2,522,010
Accrued interest payable	16,369	16,369	—	—	16,369

Note 29 — Select Quarterly Financial Data (Unaudited)

The following tables set forth the Company's unaudited quarterly results for the periods indicated:

	Three Months Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
	(in thousands)
Interest income	$86,269	$79,088	$74,897	$70,521	$65,632	$63,419	$59,243	$52,049
Interest expense - portfolio related	51,405	47,583	45,451	42,029	40,854	34,561	28,752	23,556
Net interest income - portfolio related	34,864	31,505	29,446	28,492	24,778	28,858	30,491	28,493
Interest expense - corporate debt	4,140	4,138	4,139	4,139	4,139	4,011	4,182	17,140
Net interest income	30,724	27,367	25,307	24,353	20,639	24,847	26,309	11,353
Provision for (reversal of) loan losses	827	154	298	636	(437)	580	279	730
Net interest income after provision for loan losses	29,897	27,213	25,009	23,717	21,076	24,267	26,030	10,623
Other operating income (1)	21,670	17,360	14,037	12,843	11,420	3,027	3,592	6,281
Operating expenses (1)	29,260	27,334	22,222	21,803	20,804	13,245	14,832	12,883
Income before income taxes	22,307	17,239	16,824	14,757	11,692	14,049	14,790	4,021
Income tax expense	5,141	5,070	4,602	4,021	3,465	3,759	4,019	790
Net income	17,166	12,169	12,222	10,736	8,227	10,290	10,771	3,231
Less (loss) income attributable to noncontrolling interest	(189)	83	39	87	(235)	307	126	110
Net income attributable to Velocity Financial, Inc.	$17,355	$12,086	$12,183	$10,649	$8,462	$9,983	$10,645	$3,121
(1)
Certain accounts included in other operating expenses prior to June 30, 2023 have been reclassified to other operating income effective June 30, 2023.

Note 30 — Subsequent Events

The Company completed the securitization of $221.1 million of investor real estate loans on January 16, 2024, which will be accounted for as secured borrowings during the quarter ending March 31, 2024.

In February 2024, the Company issued $75 million principal amount of five-year Senior Secured Notes. The Notes bear interest at 9.875% and mature on February 15, 2029.

The Company has evaluated events that have occurred subsequent to December 31, 2023, and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VELOCITY FINANCIAL, INC.

Date: March 15, 2024	By:	/s/ Christopher D. Farrar
	Name:	Christopher D. Farrar
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher D. Farrar	Chief Executive Officer and Director	March 15, 2024
Christopher D. Farrar	(Principal Executive Officer)

/s/ Mark R. Szczepaniak	Chief Financial Officer	March 15, 2024
Mark R. Szczepaniak	(Principal Financial Officer)

/s/ Fiona L. Tam	Chief Accounting Officer	March 15, 2024
Fiona L. Tam	(Principal Accounting Officer)

/s/ Alan H. Mantel	Chair of the Board of Directors	March 15, 2024
Alan H. Mantel

/s/ Michael W. Chiao	Director	March 15, 2024
Michael W. Chiao

/s/ John P. Pitstick	Director	March 15, 2024
John P. Pitstick

/s/ John A. Pless	Director	March 15, 2024
John A. Pless

/s/ Joy L. Schaefer	Director	March 15, 2024
Joy L. Schaefer

/s/ Dorika M. Beckett	Director	March 15, 2024
Dorika M. Beckett

/s/ Omar Maasarani	Director	March 15, 2024
Omar Maasarani