Form 10-Q
period 2024-03-31
Velocity Financial, Inc.
filed 2024-05-03
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, the registrant had 32,985,794 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except par value amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$34,829	$40,566
Restricted cash	24,216	21,361
Loans held for sale, at fair value	—	17,590
Loans held for investment, net	2,727,518	2,828,123
Loans held for investment, at fair value	1,649,540	1,306,072
Total loans, net	4,377,058	4,151,785
Accrued interest receivables	29,374	27,028
Receivables due from servicers	87,523	85,077
Other receivables	2,113	8,763
Real estate owned, net	46,280	44,268
Property and equipment, net	2,013	2,785
Deferred tax asset	1,580	2,339
Mortgage servicing rights, at fair value	9,022	8,578
Derivative assets	1,967	—
Goodwill	6,775	6,775
Other assets	5,468	5,248
Total assets	$4,628,218	$4,404,573

LIABILITIES
Accounts payable and accrued expenses	$123,988	$121,969
Secured financing, net	283,813	211,083
Securitized debt, net	2,329,906	2,418,811
Securitized debt, at fair value	1,073,843	877,417
Warehouse and repurchase facilities, net	360,216	334,755
Derivative liability	—	3,665
Total liabilities	4,171,766	3,967,700
Commitments and contingencies
EQUITY
Common stock ($0.01 par value, 100,000,000 shares authorized; 33,186,464 and 32,987,248 shares issued, 32,985,794 and 32,865,836 shares outstanding as of March31, 2024 and December 31, 2023, respectively)	334	331
Additional paid-in capital	308,259	306,736
Retained earnings	146,157	128,906
Treasury stock, at cost (200,670 and 121,412 common shares as of March 31, 2024 and December 31, 2023, respectively)	(2,603)	(1,319)
Accumulated other comprehensive income (loss)	794	(1,210)
Total Velocity Financial, Inc. stockholders' equity	452,941	433,444
Noncontrolling interest in subsidiary	3,511	3,429
Total equity	456,452	436,873
Total liabilities and equity	$4,628,218	$4,404,573

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

($ in thousands)

The following table represents the assets and liabilities of consolidated variable interest entities as follows:

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Restricted cash	$11,037	$11,428
Loans held for investment, net	3,825,664	3,720,506
Accrued interest and other receivables	107,949	104,663
Real estate owned, net	38,308	36,133
Deferred tax asset	203	—
Other assets	4	9
Total assets	$3,983,165	$3,872,739
LIABILITIES
Accounts payable and accrued expenses	$76,846	$74,153
Securitized debt	3,403,749	3,296,228
Total liabilities	$3,480,595	$3,370,381

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Interest income	$90,529	$70,521
Interest expense — portfolio related	55,675	42,029
Net interest income — portfolio related	34,854	28,492
Interest expense — corporate debt	5,380	4,139
Net interest income	29,474	24,353
Provision for loan losses	1,002	636
Net interest income after provision for loan losses	28,472	23,717
Other operating income
Gain on disposition of loans	1,699	1,913
Unrealized gain on fair value loans	18,925	7,354
Unrealized gain (loss) on mortgage servicing rights	444	(95)
Unrealized loss on fair value securitized debt	(2,318)	(170)
Origination fee income	4,986	2,411
Interest income on cash balance	1,631	948
Other income	408	481
Total other operating income	25,775	12,842
Operating expenses
Compensation and employee benefits	15,357	10,008
Origination expenses (income)	646	(50)
Securitization expenses	2,874	2,584
Loan servicing	4,824	3,828
Professional fees	2,115	955
Rent and occupancy	498	446
Real estate owned, net	2,455	1,829
Other operating expenses	2,242	2,202
Total operating expenses	31,011	21,802
Income before income taxes	23,236	14,757
Income tax expense	5,903	4,021
Net income	17,333	10,736
Net income attributable to noncontrolling interest	82	87
Net income attributable to Velocity Financial, Inc.	$17,251	$10,649
Less undistributed earnings attributable to unvested restricted stock awards	217	160
Net earnings attributable to common stockholders	$17,034	$10,489
Earnings per common share
Basic	$0.52	$0.33
Diluted	$0.49	$0.31
Weighted average common shares outstanding
Basic	32,541	32,098
Diluted	35,439	34,052

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income attributable to Velocity Financial, Inc.	$17,251	$10,649
Other comprehensive income, net of tax:
Net unrealized gain on cash flow hedges arising during the period	1,891	—
Reclassification adjustments included in net income	113	—
Total other comprehensive income, net of tax	2,004	—
Total comprehensive income attributable to Velocity Financial, Inc.	$19,255	$10,649

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands)

(Unaudited)

	Common Stock				Treasury Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance – December 31, 2022	32,523,516	$326	$300,310	$76,633	(33,647)	$(458)	$—	$376,811	$3,689	$380,500
Purchase of treasury stock, at cost	—	—	—	—	(85,574)	(836)	—	(836)	—	(836)
Restricted stock awarded and stock-based compensation expenses	198,137	2	998	—	—	—	—	1,000	—	1,000
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(160)	(160)
Net income	—	—	—	10,649	—	—	—	10,649	87	10,736
Balance – March 31, 2023	32,721,653	$328	$301,308	$87,282	(119,221)	$(1,294)	$—	$387,624	$3,616	$391,240

Balance – December 31, 2023	32,987,248	$331	$306,736	$128,906	(121,412)	$(1,319)	$(1,210)	$433,444	$3,429	$436,873
Issuance of common stock	9,537	3	152	—	—	—	—	155	—	155
Purchase of treasury stock, at cost	—	—	—	—	(79,258)	(1,284)	—	(1,284)	—	(1,284)
Restricted stock awarded and stock-based compensation expenses	189,679	—	1,371	—	—	—	—	1,371	—	1,371
Net income	—	—	—	17,251	—	—	—	17,251	82	17,333
Other comprehensive income	—	—	—	—	—	—	2,004	2,004	—	2,004
Balance – March 31, 2024	33,186,464	$334	$308,259	$146,157	(200,670)	$(2,603)	$794	$452,941	$3,511	$456,452

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net income	$17,333	$10,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182	195
Amortization of right-of-use assets	344	310
Provision for loan losses	1,002	636
Reversal of loan repurchase reserve	—	39
Origination of loans held for sale	—	(19,088)
Proceeds from sales of loans held for sale	—	1,735
Net accretion of discount on purchased loans and amortization of deferred loan origination costs	1,082	1,172
Reversal of uncollectible borrower advances	(4)	(15)
Gain on disposition of loans	(539)	(680)
Real estate acquired through foreclosure in excess of recorded investment	(1,160)	(1,233)
Amortization of debt issuance discount and costs	3,284	5,279
Gain on disposal of property and equipment	(9)	—
Change in valuation of real estate owned	1,722	1,178
Change in valuation of fair value loans	(18,925)	(7,354)
Change in valuation of mortgage servicing rights	(444)	95
Change in valuation of fair value securitized debt	2,318	170
Gain on sale of real estate owned	(286)	(121)
Stock-based compensation	1,371	1,000
Deferred tax expense	480	2,490
Change in operating assets and liabilities:
Accrued interest and other receivables	456	(2,458)
Other assets	(286)	946
Accounts payable and accrued expenses	2,660	(6,960)
Net cash provided by operating activities	10,581	(11,928)
Cash flows from investing activities:
Purchase of loans held for investment	(11,591)	—
Origination of loans held for investment	(378,671)	(197,888)
Proceeds from sales of loans originally classified as held for investment	15,072	21,489
Payoffs of loans held for investment	158,549	99,780
Proceeds from sale of real estate owned	5,741	2,121
Change in advances	(1,503)	2,596
Change in impounds and deposits	(640)	372
Purchase of property and equipment	(41)	(48)
Proceeds from sale of property and equipment	640	—
Net cash used in investing activities	(212,444)	(71,578)
Cash flows from financing activities:
Warehouse repurchase facilities advances	329,011	246,792
Warehouse repurchase facilities repayments	(303,686)	(279,579)
Proceeds from secured financing	74,311	—
Proceeds of securitized debt, net	229,368	197,487
Repayment of securitized debt	(126,568)	(86,221)
Debt issuance costs	(2,326)	—
Proceeds from issuance of common stocks, net	155	—
Purchase of treasury stock	(1,284)	(836)
Distribution to non-controlling interest	—	(160)
Net cash provided by financing activities	198,981	77,483
Net decrease in cash, cash equivalents, and restricted cash	(2,882)	(6,023)
Cash, cash equivalents, and restricted cash at beginning of period	61,927	62,056
Cash, cash equivalents, and restricted cash at end of period	$59,045	$56,033

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

($ in thousands)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for interest	$58,917	$44,181
Cash paid during the period for income taxes, net	17	264
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to held for sale	—	25,075
Transfer of loans held for investment to real estate owned	8,029	10,397
Transfer of accrued interest to loans held for investment	219	878
Transfer of loans held for sale to held for investment	2,481	4,218
Recognition of new leases in exchange for lease obligations	—	377

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2017-2 Trust through and including the 2024-1 Trust, all of which are New York common law trusts, with the exception of the VCC 2022-MC1 Trust, VCC 2023-1R Trust, and VCC 2023-RTL1 Trust which are Delaware statutory trusts. The Trusts are bankruptcy remote, variable interest entities (VIE) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed “Ginnie Mae” issuer/servicer that provides government-insured Federal Housing Administration (FHA) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century is a consolidated subsidiary of the Company as of completion of the acquisition. In addition, as a servicer of Ginnie Mae loans, Century is required to maintain a minimum net worth, and Century is in compliance with this requirement as of March 31, 2024.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2024 and 2023 have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

(b)
Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies, of its audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission.

There have been no significant changes to the Company’s significant accounting policies as described in its 2023 Annual Report.

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

The consolidated financial statements as of March 31, 2024 and December 31, 2023 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs.

(d)
Fair Value Option Accounting

The Company has elected to apply fair value option ("FVO") accounting to originated mortgage loans effective October 1, 2022. The fair value option loans are presented on a separate line item in the consolidated balance sheet. Interest income on FVO loans is recorded on an accrual basis in the consolidated statements of income under the heading interest income. The Company will not record a CECL loan loss reserve on fair value option loans.

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

Note 3 — Current Accounting Developments

Recently Issued Accounting Standards

Segment Reporting

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures, which requires more detailed disclosures, on an annual and interim basis, related to the Company’s reportable segment. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Although the Company has only one reportable segment, the Company is currently assessing the impact of this ASU on the Company’s consolidated financial statements. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Codification Improvements

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements—Amendments to Remove References to the Concepts Statements,” which amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. The accounting update is effective January 1, 2025, for the Company. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. In accordance with various mortgage servicing and related agreements, Century maintains escrow accounts for mortgage insurance premium, tax and insurance, working capital, sinking fund and other mortgage related escrows. The total escrow balances payable amounted to $86.7 million and $72.2 million as of March 31, 2024 and 2023, respectively. These amounts are not reflected on the consolidated balance sheets of the Company.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$34,829	$39,397
Restricted cash	24,216	16,636
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$59,045	$56,033

Note 5 — Loans Held for Sale at Fair Value

The following table summarizes loans held for sale at fair value as of March 31, 2024 and December 31, 2023 (in thousands):

Loans held for sale, at fair value:	March 31, 2024	December 31, 2023
Unpaid principal balance	$—	$16,954
Valuation adjustments on FVO loans held for sale	—	636
Ending balance	$—	$17,590

Note 6 — Loans Held for Investment and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of March 31, 2024, and December 31, 2023 (in thousands):

	March 31, 2024
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment
Unpaid principal balance	$2,705,612	$1,575,921	$4,281,533
Valuation adjustments on FVO loans	—	73,619	73,619
Deferred loan origination costs	27,173	—	27,173
	2,732,785	1,649,540	4,382,325
Allowance for loan losses	(5,267)	—	(5,267)
Total loans held for investment and loans held for investment at fair value, net	$2,727,518	$1,649,540	$4,377,058

	December 31, 2023
	Loans held for investment, net	Loans held for investment, at fair value	Total loans held for investment
Unpaid principal balance	$2,804,541	$1,251,395	$4,055,936
Valuation adjustments on FVO loans	—	54,677	54,677
Deferred loan origination costs	28,351	—	28,351
	2,832,892	1,306,072	4,138,964
Allowance for loan losses	(4,769)	—	(4,769)
Total loans held for investment and loans held for investment at fair value, net	$2,828,123	$1,306,072	$4,134,195

The following tables summarize the Unpaid Principal Balance (“UPB”) and amortized cost basis of loans in the Company's COVID-19 forbearance program for the three months ended March 31, 2024, and the year ended December 31, 2023 ($ in thousands):

	March 31, 2024
	UPB	%	Amortized Cost	%
Beginning balance	$174,571		$176,515
Foreclosures	(1,633)		(1,677)
Repayments	(7,797)		(7,855)
Ending balance	$165,141		$166,983

Performing/Accruing	$120,077	72.7%	$121,370	72.7%

Nonperforming/Nonaccrual	$45,064	27.3%	$45,613	27.3%

	December 31, 2023
	UPB	%	Amortized Cost	%
Beginning balance	$201,005		$203,346
Foreclosures	(833)		(830)
Repayments	(25,601)		(26,001)
Ending balance	$174,571		$176,515

Performing/Accruing	$132,389	75.8%	$133,771	75.8%

Nonperforming/Nonaccrual	$42,182	24.2%	$42,744	24.2%

Since April 1, 2020, the inception of the COVID-19 forbearance program, the Company has modified $411.8 million in UPB of loans, which includes capitalized interest of $13.6 million. As of March 31, 2024, $249.5 million in UPB of modified loans has been paid down, which includes $5.8 million of capitalized interest received. The Company has not forgiven any capitalized interest.

Approximately 72.7% and 75.8% of the COVID forbearance loans in UPB were performing, and 27.3% and 24.2% were on nonaccrual status as of March 31, 2024, and December 31, 2023, respectively.

As of March 31, 2024, and December 31, 2023, the gross unpaid principal balances of loans held for investment pledged as collateral for the Company’s warehouse facilities and securitized debt issued were as follows (in thousands):

	March 31, 2024	December 31, 2023
The 2013 repurchase agreement	$128,294	$132,505
The 2021 repurchase agreement	119,362	103,787
The Bank credit agreement	62,222	39,619
The 2021 term repurchase agreement	60,510	41,628
The July 2021 term repurchase agreement	39,805	30,923
The 2023 repurchase agreement	68,281	29,501
Total pledged loans	$478,474	$377,963

2017-2 Trust	$46,500	$50,554
2018-1 Trust	35,474	37,810
2018-2 Trust	80,183	85,122
2019-1 Trust	82,526	87,677
2019-2 Trust	67,536	73,166
2019-3 Trust	62,325	64,403
2020-1 Trust	110,147	116,843
2020-2 Trust	66,331	69,085
2021-1 Trust	175,819	182,184
2021-2 Trust	145,314	148,989
2021-3 Trust	155,463	159,565
2021-4 Trust	239,094	245,945
2022-1 Trust	242,899	245,372
2022-2 Trust	218,411	222,333
2022-MC1 Trust	64,654	73,840
2022-3 Trust	273,486	278,268
2022-4 Trust	291,804	298,758
2022-5 Trust	216,322	223,112
2023-1 Trust	211,047	217,220
2023-2 Trust	203,676	214,221
2023-3 Trust	249,396	255,699
2023-RTL1 Trust	77,761	79,465
2023-4 Trust	217,925	227,940
2024-1 Trust	218,810	—
Total	$3,752,903	$3,657,571
(a)
Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment, excluding loans carried at fair value, that were nonperforming and on nonaccrual status as of March 31, 2024 and December 31, 2023. There were no loans accruing interest that were greater than 90 days past due as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated
	($ in thousands)
Commercial - Purchase	$28,127	$26,843	$1,284	$130
Commercial - Refinance	97,571	93,511	4,060	642
Residential 1-4 Unit - Purchase	38,090	36,962	1,128	185
Residential 1-4 Unit - Refinance	130,052	124,779	5,273	253
Short Term 1-4 Unit - Purchase	5,584	5,584	—	—
Short Term 1-4 Unit - Refinance	28,140	25,536	2,604	221
Total	$327,564	$313,215	$14,349	$1,431

	December 31, 2023
	Total Nonaccrual	Nonaccrual with No Allowance for Loan Loss	Nonaccrual with Allowance for Loan Loss	Allowance for Loans Individually Evaluated
	($ in thousands)
Commercial - Purchase	$28,221	$27,037	$1,184	$156
Commercial - Refinance	86,890	84,575	2,315	444
Residential 1-4 Unit - Purchase	36,253	36,253	—	—
Residential 1-4 Unit - Refinance	137,925	134,579	3,346	245
Short Term 1-4 Unit - Purchase	6,402	6,403	—	—
Short Term 1-4 Unit - Refinance	29,663	27,059	2,604	129
Total	$325,354	$315,906	$9,449	$974

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

The following tables present the amortized cost basis in the loans held for investment, excluding loans held for investment at fair value, as of March 31, 2024 and 2023, and the amount of accrued interest receivables written off by reversing interest income by portfolio segment for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024		2023
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
Commercial - Purchase	$613,661	$(136)	$681,051	$(132)
Commercial - Refinance	779,302	(545)	879,978	(517)
Residential 1-4 Unit - Purchase	495,611	(264)	574,320	(297)
Residential 1-4 Unit - Refinance	774,982	(305)	912,313	(717)
Short Term 1-4 Unit - Purchase	33,254	(30)	62,392	(24)
Short Term 1-4 Unit - Refinance	35,975	(31)	64,271	(96)
Total	$2,732,785	$(1,311)	$3,174,325	$(1,783)

The cash basis interest income recognized on nonaccrual loans was $7.3 million and $6.2 million for the three months ended March 31, 2024 and 2023, respectively. No accrued interest income was recognized on nonaccrual loans for the three months ended March 31, 2024 and 2023. The average recorded investment of individually evaluated loans, computed using month-end balances, was $325.0 million and $302.3 million for the three months ended March 31, 2024 and 2023, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring as of March 31, 2024 and 2023.

(b)
Allowance for Credit Losses

The following tables present the activity in the allowance for credit losses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning balance - January 1, 2024	$935	$1,805	$585	$1,256	$23	$165	$4,769
Provision for loan losses	(74)	91	684	120	93	88	1,002
Charge-offs	—	(2)	(296)	(107)	(99)	—	(504)
Ending balance	$861	$1,894	$973	$1,269	$17	$253	$5,267

Allowance related to:
Loans individually evaluated	$130	$642	$185	$253	$—	$221	$1,431
Loans collectively evaluated	$731	$1,252	$788	$1,016	$17	$32	$3,836
Amortized cost related to:
Loans individually evaluated	$28,127	$97,571	$38,090	$130,052	$5,584	$28,140	$327,564
Loans collectively evaluated	$585,534	$681,731	$457,521	$644,930	$27,670	$7,835	$2,405,221

	Three Months Ended March 31, 2023
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
Allowance for credit losses:
Beginning balance - January 1, 2023	$639	$2,031	$542	$1,272	$21	$388	$4,893
Provision for loan losses	157	108	(48)	102	66	251	636
Charge-offs	—	(79)	(26)	(11)	(63)	(305)	(484)
Ending balance	$796	$2,060	$468	$1,363	$24	$334	$5,045

Allowance related to:
Loans individually evaluated	$138	$416	$—	$204	$—	$238	$996
Loans collectively evaluated	$659	$1,644	$467	$1,159	$24	$96	$4,049
Amortized cost related to:
Loans individually evaluated	$19,422	$87,439	$34,171	$124,390	$8,447	$35,845	$309,714
Loans collectively evaluated	$661,629	$792,539	$540,149	$787,923	$53,945	$28,426	$2,864,611

(c)
Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-off rate in relation to its nonperforming loans as a credit quality indicator. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. Past due status is based on the contractual terms of the loan. The annualized charge-off rates were 0.63% and 0.65% of average nonperforming loans for the three months ended March 31, 2024 and 2023, respectively.

Other credit quality indicators include aging status and accrual status. The following table presents the aging status of the amortized cost basis in the loans held for investment portfolio, which include $167.0 million and $176.5 million loans in the Company’s COVID-19 forbearance program, excluding loans held for investment at fair value, as of March 31, 2024 and December 31, 2023, respectively (in thousands):

	30–59 days	60–89 days	90+days	Total		Total
March 31, 2024	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$1,273	$724	$26,130	$28,127	$—	$28,127
Commercial - Refinance	5,407	1,127	91,037	97,571		97,571
Residential 1-4 Unit - Purchase	1,229	579	36,282	38,090	—	38,090
Residential 1-4 Unit - Refinance	3,292	3,381	123,379	130,052	—	130,052
Short Term 1-4 Unit - Purchase	—	—	5,584	5,584	—	5,584
Short Term 1-4 Unit - Refinance	—	—	28,140	28,140	—	28,140
Total loans individually evaluated	$11,201	$5,811	$310,552	$327,564	$—	$327,564
Loans collectively evaluated
Commercial - Purchase	$23,807	$9,331	$—	$33,138	$552,396	$585,534
Commercial - Refinance	38,035	12,592	—	50,627	631,104	681,731
Residential 1-4 Unit - Purchase	21,406	10,807	—	32,213	425,308	457,521
Residential 1-4 Unit - Refinance	59,779	21,041	—	80,820	564,110	644,930
Short Term 1-4 Unit - Purchase	15,797	1,144	—	16,941	10,729	27,670
Short Term 1-4 Unit - Refinance	520	690	—	1,210	6,625	7,835
Total loans collectively evaluated	$159,344	$55,605	$—	$214,949	$2,190,272	$2,405,221
Ending balance	$170,545	$61,416	$310,552	$542,513	$2,190,272	$2,732,785

	30–59 days	60–89 days	90+days	Total		Total
December 31, 2023	past due	past due	past due(1)	past due	Current	loans
Loans individually evaluated
Commercial - Purchase	$2,329	$668	$25,224	$28,221	$—	$28,221
Commercial - Refinance	4,716	2,405	79,769	86,890	—	86,890
Residential 1-4 Unit - Purchase	544	—	35,709	36,253	—	36,253
Residential 1-4 Unit - Refinance	2,988	1,923	133,014	137,925	—	137,925
Short Term 1-4 Unit - Purchase	—	—	6,402	6,402	—	6,402
Short Term 1-4 Unit - Refinance	55	—	29,608	29,663	—	29,663
Total loans individually evaluated	$10,632	$4,996	$309,726	$325,354	$—	$325,354
Loans collectively evaluated
Commercial - Purchase	$21,342	$8,352	$—	$29,694	$574,010	$603,704
Commercial - Refinance	47,430	14,002	—	61,432	651,494	712,926
Residential 1-4 Unit - Purchase	29,236	6,850	—	36,086	438,741	474,827
Residential 1-4 Unit - Refinance	52,510	20,828	—	73,338	596,886	670,224
Short Term 1-4 Unit - Purchase	1,169	658	—	1,827	32,882	34,709
Short Term 1-4 Unit - Refinance	2,978	213	—	3,191	7,957	11,148
Total loans collectively evaluated	$154,665	$50,903	$—	$205,568	$2,301,970	$2,507,538
Ending balance	$165,297	$55,899	$309,726	$530,922	$2,301,970	$2,832,892
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of March 31, 2024 and December 31, 2023 (in thousands).

	Term Loans Amortized Cost Basis by Origination Year
March 31, 2024:	2022	2021	2020	Pre-2020	Total
Commercial - Purchase
Payment performance
Performing	$243,606	$222,524	$29,363	$90,041	$585,534
Nonperforming	10,924	5,743	1,681	9,779	28,127
Total Commercial - Purchase	$254,530	$228,267	$31,044	$99,820	$613,661

Commercial - Refinance
Payment performance
Performing	$225,875	$179,412	$47,595	$228,849	$681,731
Nonperforming	25,820	18,262	4,199	49,290	97,571
Total Commercial - Refinance	$251,695	$197,674	$51,794	$278,139	$779,302

Residential 1-4 Unit - Purchase
Payment performance
Performing	$200,471	$194,441	$8,544	$54,065	$457,521
Nonperforming	16,754	10,772	1,616	8,948	38,090
Total Residential 1-4 Unit - Purchase	$217,225	$205,213	$10,160	$63,013	$495,611

Residential 1-4 Unit - Refinance
Payment performance
Performing	$265,199	$234,380	$18,147	$127,204	$644,930
Nonperforming	44,635	32,601	7,872	44,944	130,052
Total Residential 1-4 Unit - Refinance	$309,834	$266,981	$26,019	$172,148	$774,982

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$8,516	$180	$14,413	$4,561	$27,670
Nonperforming	4,714	166	704	—	5,584
Total Short Term 1-4 Unit - Purchase	$13,230	$346	$15,117	$4,561	$33,254

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$7,835	$—	$—	$—	$7,835
Nonperforming	5,048	153	5,954	16,985	28,140
Total Short Term 1-4 Unit - Refinance	$12,883	$153	$5,954	$16,985	$35,975

Total Portfolio	$1,059,397	$898,634	$140,088	$634,666	$2,732,785

Gross charge-offs - quarter-ended March 31, 2024	$456	$34	$—	$13	$503

Gross charge-offs - year-to-date March 31, 2024	$456	$34	$—	$13	$503

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2023	2022	2021	2020	2019	Pre-2019	Total
Commercial - Purchase
Payment performance
Performing	$248,153	$226,467	$31,692	$43,829	$53,563	$603,704
Nonperforming	9,600	6,104	567	4,773	7,177	28,221
Total Commercial - Purchase	$257,753	$232,571	$32,259	$48,602	$60,740	$631,925

Commercial - Refinance
Payment performance
Performing	$233,052	$188,723	$47,883	$92,819	$150,449	$712,926
Nonperforming	20,462	14,168	4,207	14,167	33,886	86,890
Total Commercial - Refinance	$253,514	$202,891	$52,090	$106,986	$184,335	$799,816

Residential 1-4 Unit - Purchase
Payment performance
Performing	$208,456	$198,110	$9,581	$24,429	$34,251	$474,827
Nonperforming	17,287	10,740	701	1,421	6,104	36,253
Total Residential 1-4 Unit - Purchase	$225,743	$208,850	$10,282	$25,850	$40,355	$511,080

Residential 1-4 Unit - Refinance
Payment performance
Performing	$277,980	$237,159	$19,752	$61,136	$74,197	$670,224
Nonperforming	43,272	36,344	7,835	28,252	22,222	137,925
Total Residential 1-4 Unit - Refinance	$321,252	$273,503	$27,587	$89,388	$96,419	$808,149

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$11,458	$180	$18,510	$4,561	$—	$34,709
Nonperforming	5,533	165	704	—	—	6,402
Total Short Term 1-4 Unit - Purchase	$16,991	$345	$19,214	$4,561	$—	$41,111

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$11,148	$—	$—	$—	$—	$11,148
Nonperforming	4,313	153	7,435	13,612	4,150	29,663
Total Short Term 1-4 Unit - Refinance	$15,461	$153	$7,435	$13,612	$4,150	$40,811

Total Portfolio	$1,090,714	$918,313	$148,867	$288,999	$385,999	$2,832,892

Gross charge-offs - quarter-ended December 31, 2023	$744	$—	$—	$—	$—	$744

Gross charge-offs - year-ended December 31, 2023	$1,120	$473	$—	$446	$—	$2,039

(d)
Nonaccrual Loans - Loans Held for Investment at Fair Value

The following tables present the aggregate fair value of loans held for investment at fair value that are 90 days or more past due and/or in nonaccrual status, and the difference between the aggregate fair value and the aggregate unpaid principal balance as of March 31, 2024 and December 31, 2023 by loan segments (in thousands):

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 days	90+days past due		Current–89 days	90+days past due		90+days past due
March 31, 2024	past due	or nonaccrual	Total	past due	or nonaccrual	Total	or nonaccrual
Commercial - Purchase	$271,532	$6,428	$277,960	$249,586	$7,840	$257,426	$(1,412)
Commercial - Refinance	323,638	10,737	334,375	295,590	13,093	308,683	(2,356)
Residential 1-4 Unit - Purchase	282,270	15,206	297,476	272,156	18,350	290,506	(3,144)
Residential 1-4 Unit - Refinance	559,417	48,748	608,165	527,354	59,453	586,807	(10,705)
Short Term 1-4 Unit - Purchase	59,361	1,247	60,608	59,256	1,417	60,673	(170)
Short Term 1-4 Unit - Refinance	64,149	6,807	70,956	63,525	8,301	71,826	(1,494)
Ending balance	$1,560,367	$89,173	$1,649,540	$1,467,467	$108,454	$1,575,921	$(19,281)

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 days	90+days past due		Current–89 days	90+days past due		90+days past due
December 31, 2023	past due	or nonaccrual	Total	past due	or nonaccrual	Total	or nonaccrual
Commercial - Purchase	$204,282	$4,651	$208,933	$188,924	$5,635	$194,559	$(984)
Commercial - Refinance	230,034	7,399	237,433	210,716	8,962	219,678	(1,563)
Residential 1-4 Unit - Purchase	238,215	12,886	251,101	231,494	15,428	246,922	(2,542)
Residential 1-4 Unit - Refinance	472,615	29,335	501,950	448,780	35,119	483,899	(5,784)
Short Term 1-4 Unit - Purchase	46,312	1,769	48,081	45,695	2,143	47,838	(374)
Short Term 1-4 Unit - Refinance	54,041	4,533	58,574	53,008	5,491	58,499	(958)
Ending balance	$1,245,499	$60,573	$1,306,072	$1,178,617	$72,778	$1,251,395	$(12,205)

Note 7 — Receivables Due From Servicers

The following tables summarize receivables due from servicers as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Securitized debt	Warehouse and repurchase facilities and other	Total
Loan principal payments due from servicers	$41,871	$180	$42,051
Other loan servicing receivables	13,087	3,596	16,683
Loan servicing receivables	54,958	3,776	58,734
Corporate and escrow advances receivable	26,863	1,926	28,789
Total receivables due from servicers	$81,821	$5,702	$87,523

	December 31, 2023
	Securitized debt	Warehouse and repurchase facilities and other	Total
Loan principal payments due from servicers	$41,289	$136	$41,425
Other loan servicing receivables	13,122	3,249	16,371
Loan servicing receivables	54,411	3,385	57,796
Corporate and escrow advances receivable	25,736	1,545	27,281
Total receivables due from servicers	$80,147	$4,930	$85,077

Note 8 — Mortgage Servicing Rights

Mortgage loans serviced are related to the Century business and not included in the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others amounted to $485.9 million and $487.7 million as of March 31, 2024 and 2023, respectively. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Significant assumptions used in determining the fair value of servicing rights as of March 31, 2024 and December 31, 2023 include: 1) Weighted average discount rates of 8.0%. 2) Weighted average conditional prepayment rates of 6.0% and 6.5%.

The following table presents the Company's mortgage servicing rights activity during the period of March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Balance at the beginning of year	$8,578	$9,238
Additions	—	15
Fair value adjustments	444	(110)
Balance at end of period	$9,022	$9,143

Note 9 — Goodwill

The following table presents the activity for goodwill as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Balance at the beginning of period	$6,775	$6,775
Goodwill acquired	—	—
Balance at end of period	$6,775	$6,775

Note 10 — Securitized Debt and Securitized Debt at Fair Value

As of March 31, 2024, the Company is the sole beneficial interest holder of twenty-five trusts, which are variable interest entities included in the consolidated financial statements. The securitization transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 10%–30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from October 2047 through January 2054.

The following tables summarize securitized debt and securitized debt at fair value as of March 31, 2024 and December 31, 2023 ($ in thousands):

	March 31, 2024
(in thousands)	Securitized debt, net	Securitized debt at fair value	Total securitized debt
Securitized debt	$2,367,132	$1,073,793	$3,440,925
Valuation adjustments on FVO securitized debt	—	11,320	11,320
Valuation at issuance on FVO securitized debt	—	(11,270)	(11,270)
Deferred issuance costs and discounts	(37,226)	—	(37,226)
Total securitized debt and securitized debt at fair value	$2,329,906	$1,073,843	$3,403,749

	December 31, 2023
(in thousands)	Securitized debt, net	Securitized debt at fair value	Total securitized debt
Securitized debt	$2,458,439	$876,704	$3,335,143
Valuation adjustments on FVO securitized debt	—	9,002	9,002
Valuation at issuance on FVO securitized debt	—	(8,289)	(8,289)
Deferred issuance costs and discounts	(39,628)	—	(39,628)
Total securitized debt and securitized debt at fair value	$2,418,811	$877,417	$3,296,228

The following table presents the effective interest rate of securitized debt and securitized debt at fair value for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,
Securitized debt:	2024	2023
Interest expense	$49,283	$37,196
Average outstanding unpaid principal balance	3,486,173	2,926,153
Effective interest rate (1)	5.65%	5.08%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance, which includes average rates of 5.38% and 4.44%, and debt issuance cost amortization of 0.27% and 0.64% for the three months ended March 31, 2024 and 2023, respectively.

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

(a)
Secured Financing, Net (Corporate Debt)

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to a term loan previously entered into during 2021 (the "2021 Term Loan"). The remaining portion of the net proceeds from the 2022 Term Loan is used for loan originations and general corporate purposes. As of March 31, 2024 and December 31, 2023, the balance of the 2022 Term Loan was $215.0 million.

On February 5, 2024, the Company entered into a five-year $75.0 million syndicated corporate debt agreement, the (“the 2024 Term Loan”). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months. As of March 31, 2024, the balance of the 2024 Term Loan was $75.0 million.

The total balance of the 2022 Term Loan and the 2024 Term Loan ("Corporate Debt") in the consolidated balance sheets is net of debt issuance costs and discount of $6.2 million as of March 31, 2024. The Corporate Debt is secured by substantially all assets of the Company not otherwise pledged under a securitized debt or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of March 31, 2024, the Company was in compliance with all covenants.

(b)
Warehouse Repurchase and Revolving Loan Facilities, Net

On January 4, 2011, Century entered into a Master Participation and Facility Agreement with a bank (“the September 2022 Term Repurchase Agreement”). The Facility Agreement has a current extended maturity date of July 31, 2024, and is a short-term borrowing facility, collateralized by performing loans, with a maximum capacity of $60.0 million, and bears interest at one-month Secured Overnight Financing Rate (“SOFR”) plus 1.60% with a 0.25% floor. There was no outstanding balance as of March 31, 2024 and the effective interest rates was 6.2% as of December 31, 2023.

On May 17, 2013, the Company entered into a Repurchase Agreement (“the 2013 Repurchase Agreement”) with a warehouse lender. The 2013 Repurchase Agreement is a modified mark-to-market agreement and has a current maturity date of September 26, 2024, and is a short-term borrowing facility, collateralized by a pool of performing loans, with a maximum capacity of $300.0 million, and bears interest at SOFR plus 3.25%. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rates were 9.5% and 9.8% as of March 31, 2024 and December 31, 2023, respectively.

On September 12, 2018, the Company entered into a three-year non-mark-to-market secured revolving loan facility agreement (“the Bank Credit Agreement”) with a bank. The Bank Credit Agreement has a current extended maturity date of November 10, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SOFR plus 3.61%, with a floor of 4.25%. The maximum capacity under this facility is $50.0 million. The effective interest rates were 9.4% and 9.2% as of March 31, 2024 and December 31, 2023, respectively.

On January 29, 2021, the Company entered into a non-mark-to-market Repurchase Agreement (“the 2021 Repurchase Agreement”) with a warehouse lender. The 2021 Repurchase Agreement has a current extended maturity date of May 15, 2024, and is a short-term borrowing facility, collateralized by a pool of loans, with a maximum capacity of $200.0 million, and bears interest at SOFR plus a margin of 3.00% during the availability period and 4.00% during the amortization period. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rates were 10.3% and 10.0% as of March 31, 2024 and December 31, 2023, respectively.

On April 16, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the 2021 Term Repurchase Agreement”) with a warehouse lender. The 2021 Term Repurchase Agreement has a maturity date of April 16, 2026, with a borrowing period through April 14, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SOFR plus a margin of 3.10%. The maximum capacity under this facility is $100.0 million. The effective interest rates were 8.7% and 8.3% as of March 31, 2024 and December 31, 2023, respectively.

On July 29, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the July 2021 Term Repurchase Agreement”) with a warehouse lender. The July 2021 Term Repurchase Agreement has a maturity date of July 29, 2024, with an option to extend the term to July 29, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at one-month American Interbank Offered Rate ("AMERIBOR") with a 0.5% floor plus 4.50% per annum. The maximum capacity under this facility is $100.0 million. The effective interest rates were 10.8% and 14.2% as of March 31, 2024 and December 31, 2023, respectively.

On October 12, 2023, the Company entered into a $9.5 million short-term repurchase agreement (“the October 2023 Repurchase Agreement”), and bore interest at 7.0%. On December 14, 2023, the Company entered into two $10.0 million short-term repurchase agreements, one agreement bore interest at 7.6%, and the other agreement bore interest at 7.5%. These repurchase agreements were paid off in February 2024.

On December 27, 2023, the Company entered into a loan facility agreement (“the 2023 Repurchase Agreement”) with a bank. The 2023 Repurchase Agreement has a maturity date of December 27, 2026. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SOFR plus 3.00%. The maximum loan amount under this facility is $75.0 million. The effective interest rates were 9.2% and 8.6% as of March 31, 2024 and December 31, 2023.

Certain loans are pledged as security under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants.

The following table summarizes the maximum borrowing capacity and current gross balances outstanding of the Company’s warehouse facilities and loan agreements as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Period end balance (1)	Maximum borrowing capacity	Period end balance (1)	Maximum borrowing capacity
The 2021 term repurchase agreement	$41,845	$100,000	$30,460	$100,000
The 2021 repurchase agreement	93,303	200,000	88,817	200,000
The July 2021 term repurchase agreement	27,979	100,000	22,516	100,000
The 2013 repurchase agreement	102,967	300,000	111,086	300,000
The bank credit agreement	46,583	50,000	31,950	50,000
The October 2023 repurchase agreement	—	—	29,522	30,530
The 2023 repurchase agreement	49,000	75,000	22,000	50,000
The September 2022 term repurchase agreement	—	60,000	—	60,000
Total	$361,677	$885,000	$336,351	$890,530
(1)
Warehouse repurchase facilities amounts in the consolidated balance sheets are net of debt issuance costs amounting to $1.5 million and $1.6 million as of March 31, 2024 and December 31, 2023, respectively.

The following table provides an overview of the activity and effective interest rate for the three months ended March 31, 2024 and 2023 ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Warehouse and repurchase facilities:
Average outstanding balance	$267,559	$225,497
Highest outstanding balance at any month-end	361,677	298,954
Effective interest rate (1)	9.56%	8.57%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance. The rate includes average rate of 8.83% and 8.07%, and debt issuance cost amortization of 0.72% and 0.50%, for the three months ended March 31, 2024 and 2023, respectively.

The following table provides a summary of interest expense that includes interest, amortization of discount, and deal cost amortization for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Warehouse and repurchase facilities	$6,392	$4,833
Securitized debt	49,283	37,196
Interest expense — portfolio related	55,675	42,029
Interest expense — corporate debt	5,380	4,139
Total interest expense	$61,055	$46,168

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

The Company records a repurchase liability relating to representations and warranties and early payment defaults. The method used to estimate the liability for repurchase is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults. The Company establishes a liability at the time loans are sold and continually updates the estimated repurchase liability. The level of the repurchase liability for representations and warranties and early payment default requires considerable management judgment. As of March 31, 2024 and December 31, 2023, the balance of repurchase liability was $66 thousand, which is included in accounts payable and accrued expenses in the consolidated balance sheets.

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

The Company applied for ERC for the first three quarters’ wages paid in calendar year 2021. During the second quarter of 2023, the Company received approximately $4.2 million of ERC. Due to the subjectivity of the credit, the Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. Accordingly, the $4.2 million ERC, net of the third-party specialist fees of $0.6 million, is deferred until the uncertainty surrounding ERC is resolved. The net amount is included in accounts payable and accrued expenses on the consolidated balance sheets as of March 31, 2024.

Note 13 — Stock-Based Compensation

The Company’s Amended and Restated 2020 Omnibus Incentive Plan, or the 2020 Plan, authorizes grants of stock‑based compensation instruments including but not limited to non-qualified stock options, restricted stock awards and performance stock units ("PSUs") to certain employees and non-employee directors of the Company, to purchase or issue up to 2,770,000 shares of Company common stock.

Stock Options

Stock options granted generally vest ratably over three years and are exercisable for a period up to ten years from the date of the grant. The Company uses the Black-Scholes option pricing model to value stock options in determining the stock-based compensation expense. Forfeitures are recognized as they occur. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield is zero as the Company is not expected to pay dividends in the foreseeable future. Expected volatility is based on historical volatility of the Company’s stock.

The table below summarizes stock option activity during the period ended March 31, 2024:

	Three Months Ended March 31, 2024
($ in thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
Options outstanding at December 31, 2023	752,964	$12.88
Granted	100	15.86
Exercised	—	—
Forfeited	—	—
Options outstanding at March 31, 2024	753,064	$12.88	5.8 years	$3,857
Options exercisable at March 31, 2024	747,500	$12.89	5.8 years	$3,822
Options expected to vest (1)	5,564	$12.89	9.5 years	$35
(1)
The number of options expected to vest reflects no expected forfeiture.
(2)
The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price.

Restricted Stock Awards (RSAs)

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

The table below summarizes RSA activity during the period ended March 31, 2024:

	Employee		Non-Employee Director		Total
March 31, 2024	Restricted Stock Awards		Restricted Stock Awards		Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	409,137	$9.39	61,276	$9.31	470,413	$9.38
Granted	189,679	15.86	—	—	189,679	15.86
Vested	(248,796)	8.61	—	—	(248,796)	8.61
Forfeited	—	—	—	—	—	—
Nonvested at March 31, 2024	350,020	$13.45	61,276	$9.31	411,296	$12.83

Performance Stock Units

In February 2022, the Company began granting performance stock units ("PSUs") to certain employees, including named executive officers under the 2020 Plan. PSUs are linked to the average core net income annual growth over the three-year period from the year of grant. Settlement of vested PSUs will be made on the date that the Compensation Committee certifies the average core net income annual growth for the three-year period. PSUs are subject to forfeiture until predetermined performance conditions have been achieved. The number of shares issued at the end of any performance period could range between 0% and 200% of the original target award amount. Compensation expense related to PSUs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using an estimate of the probability of achieving the performance target. Adjustments to compensation expense are made each year based on changes in estimate of the number of PSUs that are probable of vesting.

During the quarter ended March 31, 2024, the Company recorded stock-based compensation expense for the number of PSUs considered probable of vesting based on the attainment of the performance targets.

The table below summarizes PSU activity during the period ended March 31, 2024:

March 31, 2024	Shares (1)	Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2023, nonvested	256,387	$11.05
Granted	157,994	15.86
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2024, nonvested	414,381	$12.88
(1)
The number of PSUs are presented at 100% of the specified target shares.

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

The Company recognized a total of $1.3 million and $1.0 million compensation expense related to the outstanding stock options, unvested restricted stock awards, ESPP, and unvested performance-based stock unit awards granted to employees for the three months ended March 31, 2024 and 2023, respectively. Such amount is included in “Compensation and employee benefits” on the consolidated statements of income. The amount of unrecognized compensation expense related to unvested restricted stock awards, ESPP, and performance-based stock unit awards totaled $9.6 million and $6.4 million as of March 31, 2024 and 2023, respectively.

Treasury share purchases represent shares surrendered to the Company approximately equal in value to the statutory payroll tax withholding obligations and other estimated tax obligations arising from the vesting of employee restricted stock awards. During the quarters ended March 31, 2024 and 2023, the Company purchased 79,258 and 85,574 treasury shares at an average price of $16.20 and $9.78 per share, respectively.

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

The following table presents the basic and diluted earnings per share calculations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)
Basic EPS:
Net income attributable to common shareholders	$17,251	$10,649
Less: earnings attributable to participating securities	217	160
Net earnings attributable to common shareholders	$17,034	$10,489
Weighted average common shares outstanding	32,541	32,098
Basic earnings per common share	$0.52	$0.33
Diluted EPS:
Net income attributable to common stockholders	$17,251	$10,649
Weighted average common shares outstanding	32,541	32,098
Add dilutive effects for warrants	2,344	1,871
Add dilutive effects for stock options	157	5
Add dilutive effects of unvested restricted stock awards	151	66
Add dilutive effects of unvested performance-based stock units	246	12
Weighted average diluted common shares outstanding	35,439	34,052
Diluted earnings per common share	$0.49	$0.31

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	108	773
Unvested restricted stock awards	190	282
Unvested performance-based stock units	—	154
Share equivalents excluded from EPS	298	1,209

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

Note 16 — Derivative Instruments

In September 2023, the Company began utilizing forward starting interest rate swap derivative instruments designated as cash flow hedges to manage the exposure to interest rate volatility related to its forecasted issuances of fixed-rate debt through its securitization process. The Company’s risk management objective is to hedge the risk of variability in its interest payment cash flows attributable to changes in the benchmark Secured Overnight Financing Rate ("SOFR") between the time the fixed rate mortgages are originated and the fixed rate debt is issued. As of March 31, 2024, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years.

The gains or losses on the derivative instruments that are designated and qualify as cash flow hedges are reported as a component of AOCI. Beginning in the period in which the forecasted debt is issued and the related derivative instruments are terminated, the accumulated gains or losses associated with the terminated derivatives are then reclassified into interest expense as a yield adjustment over the term of the related debt. For the quarter ended March 31, 2024, $113 thousand after-tax net loss on terminated derivative instruments was reclassified from AOCI to interest expense. As of March 31, 2024, the Company had $0.8 million in after-tax net unrealized gain associated with cash flow hedging instruments recorded in AOCI. As of March 31, 2024, the Company expects to reclassify an estimated $0.3 million of after-tax net unrealized loss on derivative instruments designated as cash flow hedges from AOCI into earnings over the next 12 months.

The following table presents the fair value of the Company’s derivative financial instruments on a gross basis, as well as its classification on the Company’s consolidated balance sheets as of March 31, 2024 and December, 31, 2023:

		March 31, 2024
(in thousands)			Fair Value (1)
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Derivative Assets	Derivative Liabilities
Cash flow hedges:
Forward starting payer interest rate swaps	Derivative asset	$226,000	$1,967	$—

		December 31, 2023
(in thousands)			Fair Value (1)
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Derivative Assets	Derivative Liabilities
Cash flow hedges:
Forward starting payer interest rate swaps	Derivative liability	$166,000	$—	$(3,665)
(1)
Fair value reported is exclusive of collateral held and pledged. As of March 31, 2024 and December 31, 2023, collateral held related to derivative exposure between the Company and its derivative counterparty were $0.5 million and $4.2 million, respectively, and is recorded in other receivables.

The counterparty to the financial derivatives that the Company enters into is a major institution. The Company is exposed to credit-related losses in the event of non-performance by the counterparty. This credit risk is generally limited to the unrealized gains in such contracts, less collateral held, should the counterparty fail to perform as contracted.

Note 17 — Accumulated Other Comprehensive (Income) Loss

The following table presents the changes in the component of accumulated other comprehensive (income) loss balances for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Beginning balance	$1,210	$—
Net unrealized (gain) on cash flow hedges arising during the period, net of tax	(1,891)	—
Reclassification adjustments included in net income	(113)	—
Ending balance	$(794)	$—

The following table presents the component of other comprehensive (income) and the related tax effect for the quarter ended March 31, 2024:

	March 31, 2024
(in thousands)	Before-Tax	Tax Effect	Net-of-Tax
Cash flow hedges:
Forward starting payer interest rate swaps:
Net unrealized (gain) arising during the period	$(2,627)	$736	$(1,891)
Reclassification adjustments included in net income	(155)	42	(113)
Other comprehensive income	$(2,782)	$778	$(2,004)

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

Loans Held for Sale, at Fair Value

The Company has elected to account for certain loans originated with the intent to sell at fair value using FASB ASC Topic 825, Financial Instruments (ASC 825). The FVO loans held for sale are measured based a discounted cash flow model, or on the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value, including the value attributable to mortgage servicing and credit risk, and current commitments to purchase loans, a Level 2 measurement. Management identified all of these loans to be accounted for at estimated fair value at the instrument level. Changes in fair value are reflected in income as they occur.

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

Securitized Debt, Net, and Securitized Debt, at Fair Value

The Company obtains the fair value estimates at instrument level from a third-party broker dealer based on trader input on benchmark securities. The fair values take into consideration input factors such as bond structure and collateral characteristics and performance and pricing factors such as yield, spread, average life, prepayment speeds, default rate, and severity. The fair values are considered a Level 2 measurement. Significant changes in any of the input factors in isolation could result in a significant change to securitized debt’s fair value measurement.

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

Fair Value Disclosures

The following tables present information on assets and liabilities measured and recorded at fair value as of March 31, 2024 and December 31, 2023, by level, in the fair value hierarchy (in thousands):

	Fair value measurements using			Total at
March 31, 2024	Level 1	Level 2	Level 3	fair value
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$12,918	$12,918
Real estate owned, net	—	—	46,280	46,280
Total nonrecurring fair value measurements	—	—	59,198	59,198
Recurring fair value measurements:
Loans held for investment, at fair value	—	—	1,649,540	1,649,540
Mortgage servicing rights	—	—	9,022	9,022
Derivative assets	—	1,967	—	1,967
Total recurring fair value measurements	—	1,967	1,658,562	1,660,529
Total assets	$—	$1,967	$1,717,760	$1,719,727

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$1,073,843	$—	$1,073,843
Total recurring fair value measurements	—	1,073,843	—	1,073,843
Total liabilities	$—	$1,073,843	$—	$1,073,843

	Fair value measurements using			Total at
December 31, 2023	Level 1	Level 2	Level 3	fair value
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$8,475	$8,475
Real estate owned, net	—	—	44,268	44,268
Total nonrecurring fair value measurements	—	—	52,743	52,743
Recurring fair value measurements:
Loans held for sale, at fair value	—	17,590	—	17,590
Loans held for investment, at fair value	—	—	1,306,072	1,306,072
Mortgage servicing rights	—	—	8,578	8,578
Total recurring fair value measurements	—	17,590	1,314,650	1,332,240
Total assets	$—	$17,590	$1,367,393	$1,384,983

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$877,417	$—	$877,417
Derivative liabilities	—	3,665	—	3,665
Total recurring fair value measurements	—	881,082	—	881,082
Total liabilities	$—	$881,082	$—	$881,082

The following table presents gains (losses) recognized on assets measured on a nonrecurring basis for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
Gain (loss) on assets measured on a nonrecurring basis	2024	2023
Real estate owned, net	$(1,722)	$(1,178)
Individually evaluated loans requiring specific allowance, net	(457)	101
Total net loss	$(2,179)	$(1,077)

The following table presents the primary valuation techniques and unobservable inputs related to Level 3 assets as of March 31, 2024 ($ in thousands):

	March 31, 2024
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average (1)
Nonrecurring:
Individually evaluated loans requiring specific allowance, net	$12,918	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	46,280	Market comparables	Selling costs	8.0%	8.0%
Recurring:
Loans held for investment, at fair value	$1,649,540	Discounted cash flow	Discount rate	9.1%	9.1%
			Prepayment rate	1.3% to 50.0%	6.6%
			Default rate	0.1% to 1.8%	0.8%
			Loss severity rate	0.0% to 11.8%	0.5%
Mortgage servicing rights	9,022	Discounted cash flow	Discount rate	8.0%	8.0%
			Prepayment rate	5.3% to 15.4%	6.0%
(1)
Individually evaluated loans requiring specific allowance, net is weighted by collateral value; real estate owned, net is weighted by selling price; loans held for investment at fair value and mortgage servicing rights are weighted by UPB.

The following table presents the primary valuation techniques and unobservable inputs related to Level 3 assets as of December 31, 2023 ($ in thousands):

	December 31, 2023
Asset category	Fair value	Primary valuation technique	Unobservable input	Range	Weighted average (1)
Nonrecurring:
Individually evaluated loans requiring specific allowance, net	$8,475	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	44,268	Market comparables	Selling costs	8.0%	8.0%
Recurring:
Loans held for investment, at fair value	$1,306,072	Discounted cash flow	Discount rate	9.3%	9.3%
			Prepayment rate	0.7% to 50.0%	5.8%
			Default rate	0.0% to 1.7%	0.7%
			Loss severity rate	0.0% to 14.8%	2.1%
Mortgage servicing rights	8,578	Discounted cash flow	Discount rate	8.0%	8.0%
			Prepayment rate	5.3% to 16.0%	6.5%
(1)
Individually evaluated loans requiring specific allowance, net is weighted by collateral value; real estate owned, net is weighted by selling price; loans held for investment at fair value and mortgage servicing rights are weighted by UPB.

The following is a roll-forward of loans held for investment that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$1,306,072	$276,095
Originations	378,671	197,888
Loans liquidated	(61,753)	(8,020)
Acquisition	11,591	—
REO Transfer	(925)	—
Principal paydowns	(6,069)	(1,032)
Total unrealized gain included in net income	19,472	6,658
Loans transferred from (to) held for sale	2,481	(20,857)
Ending balance	$1,649,540	$450,732

The following is a roll-forward of loans held for sale that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$17,590	$—
Originations	—	19,088
Loans liquidated	(14,533)	(22,560)
Principal paydowns	(29)	—
Total unrealized (loss) gain included in net income	(547)	696
Loans transferred (to) from held for investment	(2,481)	20,857
Ending balance	$—	$18,081

The following is a roll-forward of mortgage servicing rights that are measured at estimated fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$8,578	$9,238
Additions	—	15
Total unrealized gain (loss) included in net income	444	(110)
Ending balance	$9,022	$9,143

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value through the use of a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of March 31, 2024 and December 31, 2023, financial assets and liabilities measured at fair value include loans held for investment at fair value, loans held for sale at fair value, mortgage servicing rights, derivative instruments, and securitized debt at fair value. Financial assets measured at the lower of cost or estimated fair value include certain individually evaluated loans held for investment and REO, which are measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance are carried at approximately $12.9 million and $8.5 million as of March 31, 2024 and December 31, 2023, net of specific allowance for credit losses of approximately $1.4 million and $1.0 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated (in thousands):

	March 31, 2024
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$34,829	$34,829	$—	$—	$34,829
Restricted cash	24,216	24,216	—	—	24,216
Loans held for investment, net	2,727,518	—	—	2,587,648	2,587,648
Loans held for investment, at fair value	1,649,540	—	—	1,649,540	1,649,540
Accrued interest receivables	29,374	29,374	—	—	29,374
Mortgage servicing rights	9,022	—	—	9,022	9,022
Derivative assets	1,967	—	1,967	—	1,967

Liabilities:
Secured financing, net	$283,813	$—	$—	$287,752	$287,752
Warehouse repurchase facilities, net	360,216	—	360,216	—	360,216
Securitized debt, net	2,329,906	—	2,089,608	—	2,089,608
Securitized debt, at fair value	1,073,843	—	1,073,843	—	1,073,843
Accrued interest payable	19,172	19,172	—	—	19,172

	December 31, 2023
	Carrying				Estimated
Asset category	Value	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash	$40,566	$40,566	$—	$—	$40,566
Restricted cash	21,361	21,361	—	—	21,361
Loans held for sale, at fair value	17,590	—	17,590	—	17,590
Loans held for investment, net	2,828,123	—	—	2,672,705	2,672,705
Loans held for investment, at fair value	1,306,072	—	—	1,306,072	1,306,072
Accrued interest receivable	27,028	27,028	—	—	27,028
Mortgage servicing rights	8,578	—	—	8,578	8,578

Liabilities:
Secured financing, net	$211,083	$—	$—	$212,625	$212,625
Warehouse repurchase facilities, net	334,755	—	334,755	—	334,755
Securitized debt, net	2,418,811	—	2,155,718	—	2,155,718
Securitized debt, at fair value	877,417		877,417	—	877,417
Accrued interest payable	20,473	20,473	—	—	20,473
Derivative liability	3,665	—	3,665	—	3,665

Note 19 — Subsequent Events

The Company completed the securitization of $295.1 million of investor real estate loans on April 11, 2024, which will be accounted for as secured borrowings during the quarter ending June 30, 2024.

Century, a consolidating subsidiary of the Company, purchased a servicing loan portfolio with a total UPB of $227.6 million for $3.6 million on April 30, 2024.

The Company has evaluated events that have occurred subsequent to March 31, 2024 through the issuance of the accompanying consolidated financial statements and has concluded there are no other subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee and, based on all loans in our portfolio as of March 31, 2024, has an average balance of approximately $388.8 thousand. As of March 31, 2024, our loan portfolio totaled $4.3 billion of UPB on properties in 46 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 67.6%, of which the 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, represented 54.6% of the UPB. For the three months ended March 31, 2024, the annualized yield on our total portfolio was 8.71%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitized debt, corporate debt, and equity. The securitized debt market is our primary source of long-term financing. We have successfully executed thirty securitized debt transactions, resulting in a total of over $6.6 billion in gross debt proceeds from May 2011 through March 2024. We may also continue to sell loans from time to time for cash in lieu of holding the loans in our loan portfolio.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on our loan portfolio and interest expense paid on our portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of our warehouse facilities and securitized debt and excludes our corporate debt. For the three months ended March 31, 2024, our annualized portfolio related net interest margin decreased to 3.35% from 3.52% for the quarter ended December 31, 2023. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for loan losses and operating expenses. For the three months ended March 31, 2024, including net income attributable to noncontrolling interest, we generated pre-tax and net income of $23.2 million and $17.3 million, respectively.

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

In February 2024, the Company issued $75.0 million principal amount of five-year Senior Secured Notes. The Notes bear interest at 9.875% and mature on February 15, 2029.

Recent Developments

Securitized Debt

In April 2024, we completed the securitization of $295.1 million of investor real estate loans, as measured by UPB.

Continued Market Uncertainties

Our operational and financial performance will depend on certain market developments, including any lingering impact of the COVID-19 pandemic, the Russia/Ukraine war, the Israel-Gaza Conflict, a global recession, heightened stress in the real estate and corporate debt markets, and macroeconomic conditions and market fundamentals, which can all affect each of these factors and potentially impact our business performance.

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

These polices and estimates relate to the allowance for loan losses, fair value option accounting, and deferred income tax assets and liabilities. Our critical accounting policies and estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

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

One of our seven warehouse repurchase facilities have interest payment obligations tied to the one-month American Interbank Offered Rate, ("AMERIBOR"). Six of our warehouse repurchase and revolving loan facilities have interest payment obligations tied to the Secured Overnight Offering Rate ("SOFR").

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

Portfolio and Asset Quality

Key Portfolio Statistics

	March 31, 2024	December 31, 2023	March 31, 2023
	($ in thousands)
Total loans	$4,281,533	$4,072,890	$3,596,176
Loan count	11,013	10,477	9,147
Average loan balance	$389	$389	$393
Weighted average loan-to-value	67.6%	67.8%	68.1%
Weighted average coupon	9.1%	8.9%	8.2%
Nonperforming loans (UPB) (A)	$432,560	$394,562	$309,937
Nonperforming loans (% of total) (A)	10.1%	9.7%	8.6%

(A) Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $45.1 million, $42.2 million, and $38.7 million of COVID-19 forbearance-granted loans 90 days or more past due or placed on nonaccrual status as of March 31, 2024, December 31, 2023, and March 31, 2023, respectively.

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

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

($ in thousands)	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
Three Months Ended March 31, 2024:
Loan originations — held for investment	958	$378,671	$395	11.06%	63.8%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	958	$378,671	$395	11.06%	63.8%
Loan acquisitions — held for investment	31	12,270	396	11.48%	59.2%
Total loans originated	989	$390,941	$395	11.07%	63.7%
Three Months Ended December 31, 2023:
Loan originations — held for investment	883	$351,644	$398	11.19%	65.3%
Loan originations — held for sale	—	—	—	(—)%	(—)%
Total loan originations	883	$351,644	$398	11.19%	65.3%
Loan acquisitions — held for investment	—	—	—	(—)%	(—)%
Total loans originated	883	$351,644	$398	11.19%	65.3%
Three Months Ended March 31, 2023:
Loan originations — held for investment	587	$197,888	$337	11.08%	66.6%
Loan originations — held for sale	2	19,088	9,544	5.34%	47.5%
Total loan originations	589	$216,976	$368	10.58%	65.0%
Loan acquisitions — held for investment	—	—	—	(—)%	(—)%
Total loans originated and acquired	589	$216,976	$368	10.58%	65.0%

During the first quarter of 2024, we originated $378.7 million of loans, which is an increase of $27.1 million from $351.6 million for the three months ended December 31, 2023 and an increase of $161.7 million from $217.0 million for the quarter ended March 31, 2023.

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

(in thousands)	March 31, 2024	December 31, 2023
Unpaid principal balance	$4,281,533	$4,055,936
Valuation adjustments on FVO loans	73,619	54,677
Deferred loan origination costs	27,173	28,351
Total loans held for investment, gross	4,382,325	4,138,964
Allowance for credit losses	(5,267)	(4,769)
Loans held for investment, net	$4,377,058	$4,134,195
The following table illustrates the contractual maturities for our loans held for investment in aggregate UPB and as a percentage of our total held for investment loan portfolio as of the dates indicated:

	March 31, 2024		December 31, 2023		March 31, 2023
($ in thousands)	UPB	%	UPB	%	UPB	%
Loans due in less than one year	$156,441	3.7%	$151,670	3.8%	$150,013	4.2%
Loans due in one to five years	66,298	1.5	54,345	1.3	28,862	0.8
Loans due in more than five years	4,058,794	94.8	3,849,921	94.9	3,399,916	95.0
Total loans held for investment	$4,281,533	100.0%	$4,055,936	100.0%	$3,578,791	100.0%

Allowance for Loan Losses

For the March 31, 2024 estimate, we considered a severe stress scenario with a seven-quarter reasonable and supportable forecast period followed by a three-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate given the continued inflation in the United States, the increase in unemployment, concerns of a recession, and the continued geopolitical instability with a wider Middle East conflict, and the wars between Russia/Ukraine and Israel/Hamas.

For the December 31, 2023 CECL estimate, we considered a severe stress scenario with an eight-quarter reasonable and supportable forecast period followed by a two-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate given the continued inflation in the United States, the wars between Russia/Ukraine and Israel/Hamas, continued disruption in the supply chain, and concerns of a recession.

Our allowance for loan losses as of March 31, 2024 was $5.3 million compared to $4.8 million as of December 31, 2023 and $5.0 million as of March 31, 2023. The slight increase in allowance for credit losses from December 31, 2023 and from March 31, 2023 was primarily due to an increase in the individually-assessed component of the reserve. Our overall loan loss reserve for the periods was within our expected range of 0.15% to 0.20% of loans held for investment, excluding FVO loans. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss, is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

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

The following table illustrates the activity in our allowance for loan losses over the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Allowance for credit losses:
Beginning balance	$4,769	$4,685	$4,893
Provision for loan losses	1,002	828	636
Charge-offs	(504)	(744)	(484)
Ending balance	$5,267	$4,769	$5,045
Total loans held for investment (UPB), excluding FVO (1)	$2,705,612	$2,804,541	$3,142,181
Allowance for credit losses / loans held for investment, excluding FVO	0.19%	0.17%	0.16%

(1)
Reflects the UPB of loans held for investment excluding loans held for investment at fair value (FVO).

Credit Quality – Loans Held for Investment and Loans Held for Investment at Fair Value

The following table provides delinquency information on our loans held for investment and loans held for investment at fair value by UPB as of the dates indicated:

($ in thousands)	March 31, 2024 (A)		COVID-19 Forbearance	December 31, 2023 (A)		COVID-19 Forbearance	March 31, 2023 (A)		COVID-19 Forbearance
Performing/Accruing:
Current	$3,517,715	82.2%	$94,404	$3,354,197	82.7%	$116,060	$3,049,110	85.2%	$132,688
30-59 days past due	239,493	5.6	21,886	231,590	5.7	11,993	141,253	3.9	13,529
60-89 days past due	91,765	2.1	3,787	75,587	1.9	4,336	78,491	2.2	10,157
Total Performing Loans	3,848,973	89.9	120,077	3,661,374	90.3	132,389	3,268,854	91.3	156,374
Nonperforming/Nonaccrual:
<90 days past due	20,473	0.5	909	17,746	0.4	1,562	23,544	0.7	1,480
90+ days past due	27,919	0.7	1,587	24,398	0.6	—	40,947	1.1	2,344
Bankruptcy	45,471	1.1	4,046	35,993	0.9	3,705	15,132	0.4	6,014
In foreclosure	338,697	7.9	38,522	316,425	7.8	36,915	230,314	6.5	28,902
Total nonperforming loans	432,560	10.1	45,064	394,562	9.7	42,182	309,937	8.7	38,740
Total loans held for investment	$4,281,533	100.0%	$165,141	$4,055,936	100.0%	$174,571	$3,578,791	100.0%	$195,114

(A)
Balance includes $164.1 million UPB of loans held for investment as of March 31, 2024, $174.6 million as of December 31, 2023, and $195.1 million as of March 31, 2023 in our COVID-19 forbearance program.

Other than loans in the COVID-19 forbearance program, loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $432.6 million, or 10.1% of our held for investment loan portfolio as of March 31, 2024, compared to $394.6 million, or 9.7% as of December 31, 2023, and $309.9 million, or 8.7% of the held for investment loan portfolio as of March 31, 2023. The increase in total nonperforming loans as of March 31, 2024 compared to December 31, 2023 and March 31, 2023 is due to an increase in the size of our portfolio and management’s decision to move loans into foreclosure early in the delinquency process.

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following tables summarize the resolution activities of loans that became nonperforming prior to the beginning of the periods indicated or became nonperforming and subsequently resolved during the periods indicated. We resolved $49.5 million of long-term and short-term non-performing loans during the quarter ended March 31, 2024, which was lower compared to $68.7 million during the quarter ended December 31, 2023 and higher compared to $36.9 million during the quarter ended March 31, 2023. From these resolution activities, including the REO resolutions, we realized net gains of $1.3 million, $1.5 million, and $1.3 million during the quarters ended March 31, 2024, December 31, 2023, and March 31, 2023, respectively. This is largely the result of collecting default interest and prepayment penalties in excess of the contractual principal and interest due on loans.

The table below includes resolutions for our long-term nonperforming loans and REO's.

	Three Months Ended
Long-Term Loans	March 31, 2024		December 31, 2023		March 31, 2023
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$16,563	$798	$22,342	$826	$11,274	$632
Resolved — paid current	27,494	164	36,026	206	18,477	233
Resolved — REO sold	3,888	224	1,588	140	570	137
Total resolutions	$47,945	$1,186	$59,956	$1,172	$30,321	$1,002
Recovery rate on resolved nonperforming UPB		102.5%		102.0%		103.3%

The table below includes resolutions for our short-term nonperforming loans and REO's, and also includes loans that were granted a COVID-19 forbearance in 2020. The short-term loans, or loans with a maturity of two-year or less, do not require prepayment fees and usually result in a lower gain when paid in full, as compared to long term loans.

	Three Months Ended
Short-Term Loans	March 31, 2024		December 31, 2023		March 31, 2023
($ in thousands)	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
Resolved — paid in full	$2,496	$—	$2,770	$37	$5,560	$348
Resolved — paid current	2,927	25	7,560	13	1,633	9
Resolved — REO sold	1,161	62	604	316	1,209	(21)
Total resolutions	$6,584	$87	$10,934	$366	$8,402	$336
Recovery rate on resolved nonperforming UPB		101.3%		103.3%		104.0%

Real Estate Owned (REO)

REO includes real estate we acquire through foreclosure or by deed-in-lieu of foreclosure. REO assets are initially recorded at fair value, less estimated costs to sell, on the date of foreclosure. Adjustments that reduce the carrying value of the loan to the fair value of the real estate at the time of foreclosure are recognized as charge-offs in the allowance for loans losses. Positive adjustments at the time of foreclosure are recognized in other operating income. After foreclosure, we periodically obtain new valuations and any subsequent changes to fair value, less estimated costs to sell, are reflected as valuation adjustments, included in "real estate owned, net" in the consolidated statements of income.

As of March 31, 2024, our REO included 76 properties with a carrying value of $46.3 million compared to 71 properties with a carrying value of $44.3 million as of December 31, 2023.

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

	Three Months Ended
($ in thousands)	March 31, 2024		December 31, 2023		March 31, 2023
Average nonperforming loans for the period (1)	321,442		332,971		298,703
Charge-offs	504		744		484
Charge-offs / Average nonperforming loans for the period (1)	0.63%	(2)	0.89%	(2)	0.65%	(2)
Gain on transfer to REO	1,160		1,403		1,233
Gain on sale of REO	286		456		121
REO valuations, net	(1,722)		(1,417)		(1,178)
Total gain(loss) on REO	(276)		442		177

(1)
Reflects the monthly average of nonperforming loans held for investment, excluding FVO loans, during the period.
(2)
Reflects annualized charge-offs to average nonperforming loans for the period.

Concentrations – Loans Held for Investment

As of March 31, 2024, our held for investment loan portfolio was concentrated in investor 1-4 loans, representing 54.6% of the UPB. Mixed used properties represented 11.5% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. Geographically, the principal balance of our loans held for investment were concentrated 21.6% in California, 17.8% in New York, 13.2% in Florida, and 7.4% in New Jersey.

Property Type	March 31, 2024
($ in thousands)	Loan Count	UPB	% of Total UPB
Investor 1-4	6,851	$2,336,678	54.6%
Mixed use	1,189	492,452	11.5
Retail	751	363,747	8.5
Multifamily	596	323,363	7.6
Warehouse	421	276,325	6.4
Office	552	230,598	5.4
Other(1)	653	258,370	6.0
Total loans held for investment	11,013	$4,281,533	100.0%

(1)
All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	March 31, 2024
($ in thousands)	Loan Count	UPB	% of Total UPB
California	1,398	$926,190	21.6%
New York	1,388	761,878	17.8
Florida	1,439	565,798	13.2
New Jersey	934	315,089	7.4
Other(1)	5,854	1,712,578	40.0
Total loans held for investment	11,013	$4,281,533	100.0%

(1)
All other states individually comprise less than 5.0% of the total unpaid principal balance.

Key Performance Metrics

	Three Months Ended
($ in thousands)	March 31, 2024 (1)	December 31, 2023 (1)	March 31, 2023 (1)
Average loans	$4,159,412	$3,964,560	$3,525,028
Portfolio yield	8.71%	8.70%	8.00%
Average debt — portfolio related	3,753,732	3,575,733	3,151,650
Average debt — total company	4,015,283	3,790,733	3,366,650
Cost of funds — portfolio related	5.93%	5.75%	5.33%
Cost of funds — total company	6.08%	5.86%	5.49%
Net interest margin — portfolio related	3.35%	3.52%	3.23%
Net interest margin — total company	2.83%	3.10%	2.76%
Charge-offs/Average loans held for investment, excluding FVO loans	0.07%	0.10%	0.06%
Pre-tax return on equity	20.77%	20.66%	15.26%
Return on equity	15.49%	15.90%	11.10%

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

Our portfolio related cost of funds increased to 5.93% for the three months ended March 31, 2024 from 5.75% for the three months ended December 31, 2023 and increased from 5.33% for the three months ended March 31, 2023 as a result of rising interest rates.

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

Over the periods shown below, our portfolio related net interest margin decreased to 3.35% for the three months ended March 31, 2024 compared to the 3.52% for the three months ended December 31, 2023, and increased from 3.23% for the three months ended March 31, 2023. The decrease from December 31, 2023 was primarily due to an increase in corporate debt interest expense from the $75.0 million notes (the 2024 Term Loan) the Company issued in February of 2024. The increase from March 31, 2023 was primarily due to higher average yield on our loan portfolio.

Our total company net interest margin of 2.83% for the three months ended March 31, 2024 decreased compared to 3.10% for the three months ended December 31, 2023, and increased from 2.76% for the three months ended March 31, 2023. The decrease in total company net interest margin during the three months ended March 31, 2024 from the three months ended December 31, 2023 was primarily due to higher corporate debt interest expense. The increase from the three months ended March 31, 2023 was primarily due to higher average yield on our loan portfolio, offset by the higher corporate debt interest expense.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Three Months Ended
	March 31, 2024			December 31, 2023			March 31, 2023
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
($ in thousands)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
Loan portfolio:
Loans held for sale	$9,661			$14,918			$12,895
Loans held for investment	4,149,750			3,949,642			3,512,133
Total loans	$4,159,412	$90,529	8.71%	$3,964,560	$86,268	8.70%	$3,525,028	$70,521	8.00%

Debt:
Warehouse facilities	$267,559	$6,392	9.56%	$255,266	$6,040	9.46%	$225,497	$4,833	8.57%
Securitized debt	3,486,173	49,283	5.65%	3,320,467	45,366	5.47%	2,926,153	37,196	5.08%
Total debt - portfolio related	3,753,732	55,675	5.93%	3,575,733	51,406	5.75%	3,151,650	42,029	5.33%
Corporate debt	261,552	5,380	8.23%	215,000	4,138	7.70%	215,000	4,139	7.70%
Total debt	$4,015,284	$61,055	6.08%	$3,790,733	$55,544	5.86%	$3,366,650	$46,168	5.49%

Net interest spread - portfolio related (2)			2.77%			2.95%			2.67%
Net interest margin - portfolio related			3.35%			3.52%			3.23%

Net interest spread - total company (3)			2.62%			2.84%			2.52%
Net interest margin - total company			2.83%			3.10%			2.76%

(1)
Annualized.
(2)
Net interest spread — portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)
Net interest spread — total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.

Charge-Offs

Our annualized charge-off rate over average loans held for investment carried at amortized cost for the three months ended March 31, 2024 decreased to 0.07% as compared to 0.10% for the three months ended December 31, 2023 and was relatively flat as compared to 0.06% for the three months ended March 31, 2023. The charge-offs rate reflects year-to-date annualized charge-offs as a percentage of average loans held for investment for the respective quarters. We do not record charge-offs on FVO loans which are carried at estimated fair value. We do not record charge-offs on our loans held for sale which are carried either at fair value, or at the lower of cost or estimated fair value.

Pre-Tax Return on Equity and Return on Equity

Pre-tax return on equity and return on equity reflect income before income taxes and net income including income attributable to noncontrolling interest, respectively, as a percentage of the monthly average total stockholders’ equity including noncontrolling interest over the specified period. Pre-tax return on equity and return on equity remained the same during the quarter ended March 31, 2024 compared to the quarter ended December 31, 2023, and higher compared to the quarter ended March 31, 2023 due to the increase in income before income taxes and net income.

	Three Months Ended
($ in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Income before income taxes (A)	$23,236	$22,307	$14,757
Net income (B)	17,333	17,167	10,736

Monthly average balance:
Stockholders' equity (C)	447,613	431,884	386,935

Pre-tax return on equity (A)/(C) (1)	20.8%	20.7%	15.3%

Return on equity (B)/(C) (1)	15.5%	15.9%	11.1%

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

Interest Expense — Corporate Debt

Interest expense on corporate debt primarily consists of interest expense paid with respect to the 2022 Term Loan and the 2024 Term Loan, as reflected on our consolidated balance sheets, and the related amortization of deferred debt issuance costs.

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

Unrealized Gain (Loss) on Fair Value Loans. We have elected to apply the fair value option accounting to all our originated mortgage loans on a go-forward basis beginning October 1, 2022. We have elected to account for certain purchased distressed loans at fair value using FASB ASC Topic 825, Financial Instruments (ASC 825). We regularly estimate the fair value of these loans. Changes in fair value subsequent to initial recognition of fair value loans are reported as unrealized gain (loss) on fair value loans, a component of other operating income within the consolidated statements of income.

Unrealized Gain (Loss) on Mortgage Servicing Rights. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Changes in fair value are reported as unrealized gains (losses) on mortgage servicing rights.

Unrealized Gain (Loss) on Fair Value Securitized Debt. We have elected to apply the fair value option accounting to securitized debt issued effective January 1, 2023 when the underlying collateral is also carried at fair value. We regularly estimate the fair value of securitized debt. Changes in fair value subsequent to initial recognition of fair value securitized debt are reported as unrealized gain (loss) on fair value securitized debt, a component of other operating income within the consolidated statements of income.

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

Real Estate Owned, Net. Costs related to our real estate owned, net, including gains (losses) on disposition of REO, maintenance of REO properties, and taxes and insurance.

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

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Interest income	$90,529	$70,521
Interest expense - portfolio related	55,675	42,029
Net interest income - portfolio related	34,854	28,492
Interest expense - corporate debt	5,380	4,139
Net interest income	29,474	24,353
Provision for loan losses	1,002	636
Net interest income after provision for loan losses	28,472	23,717
Other operating income	25,775	12,842
Total operating expenses	31,011	21,802
Income before income taxes	23,236	14,757
Income tax expense	5,903	4,021
Net income	17,333	10,736
Net income attributable to noncontrolling interest	82	87
Net income attributable to Velocity Financial, Inc.	$17,251	$10,649

Net Interest Income — Portfolio Related

	Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change
Interest income	$90,529	$70,521	$20,008
Interest expense - portfolio related	55,675	42,029	13,646
Net interest income - portfolio related	$34,854	$28,492	$6,362

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income increased to $34.9 million from $28.5 million for the three months ended March 31, 2024 and 2023.

Interest Income. Interest income increased by $20.0 million to $90.5 million for the three months ended March 31, 2024, compared to $70.5 million for the three months ended March 31, 2023. The increase was primarily attributable to higher portfolio balances and an increase in the average loan yield, which increased from 8.00% for the three months ended March 31, 2023 to 8.71% for the three months ended March 31, 2024.

The following tables distinguish between the change in interest income attributable to change in volume and the change in interest income attributable to a change in rate for the three months ended March 31, 2024 and 2023, and for the three months ended March 31, 2024 and December 31, 2023, respectively. The effect of changes in volume is determined by multiplying the change in average loan balance (i.e., $634.4 million) by the previous period’s average yield (i.e., 8.00%). The effect of rate changes is calculated by multiplying the change in average yield (i.e., 0.70%) by the current period’s average loan balance (i.e., $4.2 billion).

	Three Months Ended March 31, 2024 and 2023
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Three Months Ended March 31, 2024	$4,159,412	$90,529	8.71%
Three Months Ended March 31, 2023	3,525,028	70,521	8.00%
Volume variance	634,383	12,691
Rate variance		7,316	0.71%
Total interest income variance		$20,007
(1) Annualized.

	Three Months Ended March 31, 2024 and December 31, 2023
($ in thousands)	Average Loans	Interest Income	Average Yield (1)
Three months ended March 31, 2024	$4,159,412	$90,529	8.71%
Three months ended December 31, 2023	3,964,560	86,268	8.70%
Volume variance	194,851	4,240
Rate variance		20	0.01%
Total interest income variance		$4,260
(1) Annualized.

Interest Expense — Portfolio Related. Portfolio related interest expense, which consists of interest incurred on our warehouse facilities and securitized debt, increased from $42.0 million for the three months ended March 31, 2023 to $55.7 million for the three months ended March 31, 2024, primarily attributable to a higher loan portfolio being financed and increased interest rates.

The following tables present the information regarding the portfolio related interest expense and distinguishes between the change in interest expense attributable to changes in the average outstanding debt balance (volume) versus changes in cost of funds (rate) for the three months ended March 31, 2024 and 2023, and for the three months ended March 31, 2024 and December 31, 2023, respectively.

	Three Months Ended March 31, 2024 and 2023
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Three Months Ended March 31, 2024	$3,753,732	$55,675	5.93%
Three Months Ended March 31, 2023	3,151,650	42,029	5.33%
Volume variance	602,082	8,029
Rate variance		5,616	0.60%
Total interest expense variance		$13,645
(1)
Includes securitized debt and warehouse agreements.
(2)
Annualized.

	Three Months Ended March 31, 2024 and December 31, 2023
($ in thousands)	Average Debt (1)	Interest Expense	Cost of Funds (2)
Three months ended March 31, 2024	$3,753,732	$55,675	5.93%
Three months ended December 31, 2023	3,575,733	51,405	5.75%
Volume variance	177,999	2,559
Rate variance		1,711	0.18%
Total interest expense variance		$4,270
(1)
Includes securitized debt and warehouse agreements.
(2)
Annualized.

Net Interest Income After Provision for Loan Losses

	Three Months Ended March 31,
($ in thousands)	2024	2023	$ Change
Net interest income - portfolio related	$34,854	$28,492	$6,362
Interest expense - corporate debt	5,380	4,139	1,241
Net interest income	29,474	24,353	5,121
Provision for loan losses	1,002	636	366
Net interest income after provision for loan losses	$28,472	$23,717	$4,755

Interest Expense — Corporate Debt. Corporate debt interest expense increased to $5.4 million for the three months ended March 31, 2024, compared to $4.1 million for the three months ended March 31, 2023, primarily due to the issuance of $75.0 million of additional secured debt in February 2024.

Provision for Loan Losses. Our provision for loan losses increased to $1.0 million for the three months ended March 31, 2024 compared to $0.6 million for the three months ended March 31, 2023, primarily due to an increase in reserves for nonperforming loans.

Other Operating Income

The $12.9 million increase in total other operating income during the three months ended March 31, 2024 was mainly due to the unrealized gains from new originations.

	Three Months Ended March 31,
($ in thousands)	2024	2023		$ Change
Gain on disposition of loans	$1,699	$1,913		$(214)
Unrealized gain on fair value loans	18,925	7,354		11,571
Unrealized gain (loss) on mortgage servicing rights	444	(95)	(1)	539
Unrealized loss on fair value securitized debt	(2,318)	(170)		(2,148)
Origination fee income	4,986	2,411	(1)	2,575
Interest income on cash balance	1,631	948	(1)	683
Other income	408	481	(1)	(73)
Total other operating income	$25,775	$12,842		$12,933
(1)
Account balance included in other income for the three months ended March 31, 2023 has been reclassified as separate line items to conform to current period presentation.

Operating Expenses

Operating expenses are presented in the following table. Changes in operating expenses comparing to the same period prior year are discussed below.

	Three Months Ended March 31,
($ in thousands)	2024	2023		$ Change
Compensation and employee benefits	$15,357	$10,008		$5,349
Origination expenses (income)	646	(50)	(1)	696
Securitization expenses	2,874	2,584		290
Loan servicing	4,824	3,828		996
Professional fees	2,115	955		1,160
Rent and occupancy	498	446		52
Real estate owned, net	2,455	1,829		626
Other operating expenses	2,242	2,202		40
Total operating expenses	$31,011	$21,802		$9,209

(1)
$0.3 million of origination income originally included in origination expenses for the three months ended March 31, 2023 has been reclassified to origination income under other operating income to conform to current period presentation.

Compensation and Employee Benefits. Compensation and employee benefits increased by $5.3 million to $15.4 million for the three months ended March 31, 2024 compared to $10.0 million for the three months ended March 31, 2023. The increase was mainly driven by the increase in headcount and higher commissions expense over the last twelve months.

Origination Expenses. Origination expenses increased to $0.7 million for the three months ended March 31, 2024, compared to an income of $50.0 thousand for the three months ended March 31, 2023. The increase in origination expenses was due to an increase in loan originations as compared to prior year.

Securitization Expenses. Securitization expenses of $2.9 million for the three months ended March 31, 2024 remained relatively consistent as compared to the $2.6 million for the three months ended March 31, 2023.

Loan Servicing. Loan servicing expenses increased from $3.8 million for the three months ended March 31, 2023 to $4.8 million for the three months ended March 31, 2024, primarily due to the increase in our total loan portfolio from prior year.

Professional Fees. Professional fees increased to $2.1 million for the three months ended March 31, 2024 compared to $1.0 million for the three months ended March 31, 2023, primarily due to an increase in general legal expenses.

Rent and Occupancy. Rent and occupancy expenses remained consistent at $0.5 million and $0.4 million for the three months ended March 31, 2024 and three months ended March 31, 2023.

Net Expenses of Real Estate Owned. Net expenses of real estate owned increased from $1.8 million for the three months ended March 31, 2023 to $2.5 million for the three months ended March 31, 2024, mainly due to an increase in valuation adjustments taken on underlying collateral values.

Other Operating Expenses. Other operating expenses remained consistent at $2.2 million for the three months ended March 31, 2023 and $2.2 million for the three months ended March 31, 2024.

Income Tax Expense. Income tax expense was $5.9 million and $4.0 million for the three months ended March 31, 2024 and 2023, respectively. Our annual consolidated effective tax rates were 28.4% and 27.9% for the years 2024 and 2023 respectively.

Quarterly Results of Operations

The following table sets forth certain financial information for each completed fiscal quarter since the quarter ended June 30, 2022. The quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The following table sets forth our unaudited quarterly results for the periods indicated:

	Three Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
($ in thousands)	(unaudited)
Interest income	$90,529	$86,269	$79,088	$74,897	$70,521	$65,632	$63,419	$59,243
Interest expense - portfolio related	55,675	51,405	47,583	45,451	42,029	40,854	34,561	28,752
Net interest income - portfolio related	34,854	34,864	31,505	29,446	28,492	24,778	28,858	30,491
Net interest margin - portfolio related	3.35%	3.52%	3.34%	3.24%	3.23%	2.84%	3.59%	4.10%
Interest expense - corporate debt	5,380	4,140	4,138	4,139	4,139	4,139	4,011	4,182
Net interest income	29,474	30,724	27,367	25,307	24,353	20,639	24,847	26,309
Net interest margin - total company	2.83%	3.10%	2.90%	2.78%	2.76%	2.36%	3.09%	3.54%
Provision for (reversal of) loan losses	1,002	827	154	298	636	(437)	580	279
Net interest income after provision for loan losses	28,472	29,897	27,213	25,009	23,717	21,076	24,267	26,030
Other operating income	25,775	21,670	17,360	14,037	12,842	11,420	3,027	3,592
Operating expenses	31,011	29,260	27,334	22,222	21,802	20,804	13,245	14,832
Income before income taxes	23,236	22,307	17,239	16,824	14,757	11,692	14,049	14,790
Less income attributable to noncontrolling interest	82	(189)	83	39	87	(235)	307	126
Income tax expense	5,903	5,141	5,070	4,602	4,021	3,465	3,759	4,019
Net income	$17,251	$17,355	$12,086	$12,183	$10,649	$8,462	$9,983	$10,645

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

Cash and Cash Equivalents

Our total liquidity plus available warehouse capacity was $601.9 million as of March 31, 2024, comprised of $34.8 million in cash, $43.7 million of available borrowings for unencumbered loans, and $523.3 million of available warehouse capacity.

We had cash of $34.8 million and $39.4 million, excluding restricted cash of $24.2 million and $16.6 million as of March 31, 2024 and 2023, respectively. The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities as of the periods indicated:

	Three Months Ended
($ in thousands)	March 31, 2024	March 31, 2023
Cash provided by (used in):
Operating activities	$10,581	$(11,928)
Investing activities	(212,444)	(71,578)
Financing activities	198,981	77,483
Net change in cash, cash equivalents, and restricted cash	$(2,882)	$(6,023)

Cash flows from operating activities primarily includes net income adjusted for (1) cash used for origination and purchase of held for sale loans and the related cash proceeds from the sales of such loans, (2) non-cash items including depreciation, provision for loan loss, discount accretion, and valuation changes, and (3) changes in the balances of operating assets and liabilities.

For the three months ended March 31, 2024, our net cash provided by operating activities consisted mainly of $17.3 million in net income, $3.3 million in amortization of debt issuance discount and costs, $2.3 million in change in valuation of fair value securitized debt, partially offset by $18.9 million in change in valuation of fair value loans.

For the three months ended March 31, 2024, our net cash used in investing activities consisted mainly of $378.7 million in cash used to originate held for investment loans, partially offset by $158.5 million in cash received in payoffs of loans held for investment.

For the three months ended March 31, 2024, our net cash provided by financing activities consisted mainly of $329.0 million in borrowings from our warehouse and repurchase facilities and $229.4 million in proceeds from issuance of securitized debt. The cash generated was offset by repayments of $303.7 million on our warehouse and repurchase facilities and repayments of $126.6 million on securitized debt.

During the three months ended March 31, 2024, we used approximately $2.9 million of net cash and cash equivalents on operating, investing and financing activities. During the three months ended March 31, 2023, we used approximately $6.0 million of net cash and cash equivalents on operating, investing and financing activities.

Warehouse Facilities

As of March 31, 2024, we had six non-mark-to-market warehouse facilities and one modified mark-to-market warehouse facility to support our loan origination and acquisition facilities. One agreement is a two-year warehouse repurchase facility, three agreements are one-year warehouse repurchase facilities and three agreements are three-year warehouse facilities. The borrowings are collateralized by primarily performing loans, one of the warehouse facilities bear interest at one-month AMERIBOR and six warehouse facilities at SOFR, all at margins that range from 1.60% to 4.50%. Borrowing under these facilities was $361.7 million with $523.3 million of available capacity under our warehouse and repurchase facilities as of March 31, 2024.

Six warehouse facilities fund less than 100% and one warehouse facility funds at 100% of the principal balance of the mortgage loans we own requiring us to use working capital to fund the remaining portion. We may need to use additional working capital if loans become delinquent, because the amount permitted to be financed by the facilities may change based on the delinquency performance of the pledged collateral.

All borrower payments on loans financed under the warehouse facilities are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities. The warehouse facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to-net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization of interest expense. If we fail to meet any of the covenants or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of March 31, 2024, we were in compliance with these covenants.

Securitized debt

From May 2011 through March 2024, we have completed thirty-two securitized debts, issuing $6.6 billion in principal amount of securities to third parties. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The following table summarizes the securities issued, securities retained by us at the time of the securitization, and as of March 31, 2024 and December 31, 2023, and the stated maturity for each securitized debt. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 10%—30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

($ in thousands)		Securities Retained as of
Trusts	Securities Issued	Issuance Date	March 31, 2024	December 31, 2023	Stated Maturity Date
2017-2 Trust	$245,601	$12,927	$2,416	$2,416	October 2047
2018-1 Trust	176,816	9,308	1,602	1,602	April 2048
2018-2 Trust	307,988	16,210	3,483	3,614	October 2048
2019-1 Trust	235,580	12,399	—	—	March 2049
2019-2 Trust	207,020	10,901	—	—	July 2049
2019-3 Trust	154,419	8,127	—	—	October 2049
2020-1 Trust	248,700	13,159	—	—	February 2050
2020-2 Trust	96,352	32,118	12,847	12,847	June 2050
2021-1 Trust	251,301	13,227	—	—	May 2051
2021-2 Trust	194,918	10,260	—	—	August 2051
2021-3 Trust	204,205	—	—	—	October 2051
2021-4 Trust	319,116	—	—	—	December 2051
2022-1 Trust	273,594	5,015	4,155	4,206	February 2052
2022-2 Trust	241,388	11,202	10,558	10,971	March 2052
2022-MC1 Trust	84,967	40,911	45,447	45,026	May 2047
2022-3 Trust	296,323	18,914	15,489	15,489	May 2052
2022-4 Trust	308,357	25,190	13,414	13,414	July 2052
2022-5 Trust	188,754	65,459	12,649	12,649	October 2052
2023-1 Trust	198,715	41,593	4,043	4,043	December 2052
2023-1R Trust	64,833	66,228	66,228	66,228	October 2025
2023-2 Trust	202,210	24,229	23,943	23,948	April 2053
2023-RTL1 Trust	81,608	4,296	4,296	4,296	July 2028
2023-3 Trust	234,741	28,718	28,481	28,480	July 2053
2023-4 Trust	202,890	26,623	3,995	26,482	November 2053
2024-1 Trust	209,862	11,278	11,229	—	January 2054
Total	$5,230,258	$508,292	$264,275	$275,711

The following table summarizes outstanding bond balances for each securitized debt as of March 31, 2024 and December 31, 2023:

($ in thousands)	March 31, 2024	December 31, 2023
2017-2 Trust	$41,610	$45,869
2018-1 Trust	31,981	33,505
2018-2 Trust	74,490	76,871
2019-1 Trust	70,253	76,391
2019-2 Trust	62,467	66,340
2019-3 Trust	54,912	58,089
2020-1 Trust	101,991	106,976
2020-2 Trust	42,088	45,180
2021-1 Trust	165,657	171,748
2021-2 Trust	141,057	143,797
2021-3 Trust	153,438	158,043
2021-4 Trust	237,277	244,919
2022-1 Trust	233,429	236,358
2022-2 Trust	205,358	210,217
2022-MC1 Trust	27,519	31,508
2022-3 Trust	251,143	257,047
2022-4 Trust	263,336	274,419
2022-5 Trust	154,783	162,925
2023-1 Trust	169,107	177,250
2023-1R Trust	54,342	58,237
2023-2 Trust	178,713	188,805
2023-RTL1 Trust	81,608	81,608
2023-3 Trust	220,689	227,228
2023-4 Trust	215,821	201,813
2024-1 Trust	207,855	—
	$3,440,924	$3,335,143

As of March 31, 2024 and December 31, 2023, the weighted average rates on the securities and certificates for the Trusts are as follows:

	March 31, 2024	December 31, 2023
2017-2 Trust	4.06%	3.97%
2018-1 Trust	4.09%	4.03%
2018-2 Trust	4.51%	4.48%
2019-1 Trust	4.06%	4.07%
2019-2 Trust	3.44%	3.42%
2019-3 Trust	3.30%	3.29%
2020-1 Trust	2.89%	2.85%
2020-2 Trust	4.57%	4.61%
2021-1 Trust	1.77%	1.76%
2021-2 Trust	2.03%	2.02%
2021-3 Trust	2.46%	2.46%
2021-4 Trust	3.25%	3.22%
2022-1 Trust	3.94%	3.93%
2022-2 Trust	5.07%	5.07%
2022-MC1 Trust	6.92%	6.90%
2022-3 Trust	5.71%	5.70%
2022-4 Trust	6.22%	6.24%
2022-5 Trust	7.01%	7.06%
2023-1 Trust	7.04%	7.02%
2023-1R Trust	7.63%	7.68%
2023-2 Trust	7.22%	7.19%
2023-RTL1 Trust	8.24%	8.24%
2023-3 Trust	7.87%	7.82%
2023-4 Trust	8.32%	8.38%
2024-1 Trust	7.91%	—

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

Secured Financing (Corporate Debt)

On March 15, 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement, (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to a term loan previously entered into during 2021. The remaining portion of the net proceeds from the 2022 Term Loan is used for loan originations and general corporate purposes.

On February 5, 2024, the Company entered into a five-year $75.0 million syndicated corporate debt agreement, ("the 2024 Term Loan"). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months.

At-The-Market Equity Offering Program

On September 3, 2021, we entered into separate Equity Distribution Agreements with counterparties to establish an at-the-market equity offering program (“ATM Program”) where we may issue and sell, from time to time, shares of our common stock. Our ATM Program allows for aggregate gross sales of our common stock of up to $50,000,000 provided that the number of shares sold under the ATM Program does not exceed 5,000,000. For the three months ended March 31, 2024, 9,537 shares of common stock were sold under our ATM Program for net proceeds of $154.1 thousand.

Contractual Obligations and Commitments

On March 15, 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months.

On February 5, 2024, the Company entered into a five-year $75.0 million syndicated corporate debt agreement, ("the 2024 Term Loan"). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months.

As of March 31, 2024, we maintained warehouse facilities to finance our investor real estate loans and had approximately $361.7 million in outstanding borrowings with $523.3 million of available capacity under our warehouse and repurchase facilities.

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

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Forward-looking statements may contain expectations regarding our operations, including our loan originations, our ability to resolve non-performing loans and avoid losses on non-performing loans and the disposition of REOs and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future funding and development of our business and products, including the future results of our at-the-market equity offering program. Although we believe that the expectations reflected in these forward-looking statements have a reasonable basis, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this Quarterly Report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

•
the description of our business contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the Securities and Exchange Commission (“SEC”) on March 15, 2024
•
the discussion of our analysis of financial condition and results of operations contained in this Quarterly Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
•
the notes to the consolidated financial statements contained in this Quarterly Report
•
cautionary statements we make in our public documents, reports and announcements

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides the information with respect to purchases made by us of shares of our common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 2024	62,721	$16.02	—	$—
February 2024	10,789	16.01	—	—
March 2024	5,748	18.49	—	—
Total	79,258	$16.20	—	$—
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

Item 5. Other Information.

Insider Trading Arrangements and Policies

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended March 31, 2024.

Item 6. Exhibits.

The exhibits below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Conversion	8-K	001-39183	3.1	1/22/2020

3.2	Restated Certificate of Incorporation of Velocity Financial, Inc.	8-K	001-39183	3	5/23/2022

3.3	Amended and Restated Bylaws of Velocity Financial, Inc.	8-K	001-39183	3.2	3/25/2022

4.1	Form of Stock Certificate for Common Stock	S-1	333-234250	4.1	10/18/2019

4.2	Form of Warrant to Purchase Common Stock	8-K	001-39183	4.1	4/7/2020

4.3	Description of the Registrant’s Securities	10-K	001-39183	4.3	4/7/2020

10.1	Stockholders Agreement, dated as of January 16, 2020	10-K	001-39183	10.1	4/7/2020

10.2	Registration Rights Agreement, dated as of January 16, 2020	10-K	001-39183	10.2	4/7/2020

10.3	Registration Rights Agreement, dated as of April 7, 2020	8-K	333-234250	10.1	4/7/2020

10.4	Securities Purchase Agreement among Velocity Financial, Inc. and the Purchasers Party thereto dated April 5, 2020	8-K	001-39183	10.1	4/6/2020

10.5	Velocity Financial, Inc. Employee Stock Purchase Plan*	DEF 14A	001-39183	AII	4/8/2022

10.6	Amended and Restated Velocity Financial, Inc. 2020 Omnibus Incentive Plan*	DEF 14A	001-39183	AI	4/8/2022

10.7	Form of Nonqualified Stock Option Award Notice and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.6	1/6/2020

10.8	Form of Nonqualified Stock Option Award Notice and Agreement (Director Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.7	1/6/2020

10.9	Form of Nonqualified Stock Option Award Notice and Agreement (Executive Officer Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.8	1/6/2020

10.10	Form of Restricted Stock Unit Grant and Agreement (Director Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.9	1/6/2020

10.11	Form of Restricted Stock Unit Grant and Agreement (Standard Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.10	1/6/2020

10.12	Form of Restricted Stock Grant and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.11	1/6/2020

10.13	Velocity Financial 2023 Annual Cash Incentive and Performance Stock Units Programs for Messrs. Farrar, Szczepaniak and Taylor*	8-K	001-39183	-	1/17/2023

10.14	Form of Equity Distribution Agreement, dated September 3, 2021	8-K	001-39183	1.1	9/7/2021

10.15	Form of Officer and Director Indemnity Agreement*	S-1/A	333-234250	10.37	11/6/2019

10.16	Form of Performance Stock Unit Grant and Agreement*	-	-	-	-

10.17	Note Purchase Agreement dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association, as collateral agent, and the respective purchasers of the Notes.	8-K	001-39183	10.1	3/16/2022

10.18	Security Agreement, dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association, as collateral agent.	8-K	001-39183	10.2	3/16/2022

10.19	Velocity Financial, Inc. Incentive Compensation Clawback Policy*	8-K	001-39183	99	2/7/2024

10.20	Form of Note Purchase Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC,	8-K	001-39183	10.1	2/6/2024

U.S. Bank Trust Company, National Association, as Collateral Agent and the respective purchasers of the Notes.

10.21	Security Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association.	8-K	001-39183	10.2	2/6/2024

10.22	Equal Priority Intercreditor Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association as the 2027 Notes Collateral Agent and U.S. Bank Trust Company, National Association as the 2029 Notes Collateral Agent.	8-K	001-39183	10.3	2/6/2024

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (ii) the Consolidated Statements of Income for the quarter ended March 31, 2024 and March 31, 2023, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter ended March 31, 2024 and March 31, 2023, (iv) the Consolidated Statements of Cash Flows for the quarter ended March 31, 2024 and March 31, 2023 and (v) the Notes to unaudited Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

VELOCITY FINANCIAL, INC.

Date: May 2, 2024	By:	/s/ Christopher D. Farrar
Christopher D. Farrar
Chief Executive Officer

Date: May 2, 2024	By:	/s/ Mark R. Szczepaniak
Mark R. Szczepaniak
Chief Financial Officer