Form 10-Q
period 2024-06-30
Velocity Financial, Inc.
filed 2024-08-02
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number: 001-39183

Velocity Financial, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-0659719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2945 Townsgate Road, Suite 110 Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 532-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	VEL	The New York Stock Exchange

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

As of July 31, 2024, the registrant had 33,109,360 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$47,366	$40,566
Restricted cash	32,293	21,361
Loans held for sale, at fair value	—	17,590
Loans held for investment, net	2,619,619	2,828,123
Loans held for investment, at fair value	1,971,683	1,306,072
Total loans, net	4,591,302	4,151,785
Accrued interest receivables	31,124	27,028
Receivables due from servicers	82,359	85,077
Other receivables	6,566	8,763
Real estate owned, net	50,757	44,268
Property and equipment, net	1,912	2,785
Deferred tax asset	1,144	2,339
Mortgage servicing rights, at fair value	12,229	8,578
Goodwill	6,775	6,775
Other assets	9,566	5,248
Total assets	$4,873,393	$4,404,573

LIABILITIES
Accounts payable and accrued expenses	$138,033	$121,969
Secured financing, net	283,909	211,083
Securitized debt, net	2,228,941	2,418,811
Securitized debt, at fair value	1,509,952	877,417
Warehouse and repurchase facilities, net	237,437	334,755
Derivative liability	374	3,665
Total liabilities	4,398,646	3,967,700
Commitments and contingencies
EQUITY
Common stock ($0.01 par value, 100,000,000 shares authorized; 33,314,197 and 32,987,248 shares issued, 33,098,635 and 32,865,836 shares outstanding as of June 30, 2024 and December 31, 2023, respectively)	335	331
Additional paid-in capital	311,324	306,736
Retained earnings	160,935	128,906
Treasury stock, at cost (215,562 and 121,412 common shares as of June 30, 2024 and December 31, 2023, respectively)	(2,869)	(1,319)
Accumulated other comprehensive income (loss)	1,598	(1,210)
Total Velocity Financial, Inc. stockholders' equity	471,323	433,444
Noncontrolling interest in subsidiary	3,424	3,429
Total equity	474,747	436,873
Total liabilities and equity	$4,873,393	$4,404,573

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

The following table represents the assets and liabilities of consolidated variable interest entities as follows:

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Restricted cash	$13,103	$11,428
Loans held for investment, net	4,213,294	3,720,506
Accrued interest and other receivables	105,508	104,663
Real estate owned, net	43,572	36,133
Other assets	1	9
Total assets	$4,375,478	$3,872,739

LIABILITIES
Accounts payable and accrued expenses	$83,582	$74,153
Securitized debt	3,738,893	3,296,228
Total liabilities	$3,822,475	$3,370,381

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$97,760	$74,897	$188,289	$145,418
Interest expense — portfolio related	59,188	45,451	114,863	87,480
Net interest income — portfolio related	38,572	29,446	73,426	57,938
Interest expense — corporate debt	6,155	4,139	11,535	8,278
Net interest income	32,417	25,307	61,891	49,660
Provision for credit losses	218	298	1,219	933
Net interest income after provision for credit losses	32,199	25,009	60,672	48,727
Other operating income
Gain on disposition of loans	3,168	1,237	4,865	3,149
Unrealized gain on fair value loans	17,123	2,413	36,049	9,767
Unrealized (loss) gain on fair value securitized debt	(4,643)	5,560	(6,961)	5,391
Origination fee income	5,072	2,735	10,058	5,145
Interest income on cash balance	1,731	1,189	3,362	2,136
Other income	110	903	963	1,290
Total other operating income	22,561	14,037	48,336	26,878
Operating expenses
Compensation and employee benefits	16,562	10,670	31,919	20,678
Origination expenses	749	123	1,395	72
Securitization expenses	6,232	2,699	9,106	5,284
Loan servicing	5,160	4,267	9,984	8,095
Professional fees	1,718	1,056	3,833	2,011
Rent and occupancy	617	458	1,115	905
Real estate owned, net	1,355	1,018	3,811	2,846
Other operating expenses	2,494	1,931	4,735	4,133
Total operating expenses	34,887	22,222	65,898	44,024
Income before income taxes	19,873	16,824	43,110	31,581
Income tax expense	5,162	4,602	11,066	8,623
Net income	14,711	12,222	32,044	22,958
Net (loss) income attributable to noncontrolling interest	(67)	39	15	126
Net income attributable to Velocity Financial, Inc.	$14,778	$12,183	$32,029	$22,832
Less undistributed earnings attributable to unvested restricted stock awards	182	185	394	347
Net earnings attributable to common stockholders	$14,596	$11,998	$31,635	$22,485
Earnings per common share
Basic	$0.45	$0.37	$0.97	$0.70
Diluted	$0.42	$0.36	$0.90	$0.67
Weighted average common shares outstanding
Basic	32,585	32,122	32,563	32,111
Diluted	35,600	34,140	35,519	34,095

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to Velocity Financial, Inc.	$14,778	$12,183	$32,029	$22,832
Other comprehensive income, net of tax:
Net unrealized gain on cash flow hedges arising during the period	909	—	2,800	—
Reclassification adjustments included in net income	(105)	—	8	—
Total other comprehensive income, net of tax	804	—	2,808	—
Total comprehensive income attributable to Velocity Financial, Inc.	$15,582	$12,183	$34,837	$22,832

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands, except share data)

(Unaudited)

	Common Stock				Treasury Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Income, net of tax	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance – December 31, 2022	32,523,516	$326	$300,310	$76,633	(33,647)	$(458)	$—	$376,811	$3,689	$380,500
Purchase of treasury stock, at cost	—	—	—	—	(85,574)	(836)	—	(836)	—	(836)
Restricted stock awarded and stock-based compensation expenses	198,137	2	998	—	—	—	—	1,000	—	1,000
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(160)	(160)
Net income	—	—	—	10,649	—	—	—	10,649	87	10,736
Balance – March 31, 2023	32,721,653	$328	$301,308	$87,282	(119,221)	$(1,294)	$—	$387,624	$3,616	$391,240
Issuance of common stock	107,567	1	874	—	—	—	—	875	—	875
Restricted stock awarded and stock-based compensation expenses	31,629	—	1,025	—	—	—	—	1,025	—	1,025
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(120)	(120)
Net income	—	—	—	12,183	—	—	—	12,183	39	12,222
Other comprehensive income	—	—	—	—	—	—	—	—	—	—
Balance – June 30, 2023	32,860,849	$329	$303,207	$99,465	(119,221)	$(1,294)	$—	$401,707	$3,535	$405,242

Balance – December 31, 2023	32,987,248	$331	$306,736	$128,906	(121,412)	$(1,319)	$(1,210)	$433,444	$3,429	$436,873
Issuance of common stock	9,537	3	152	—	—	—	—	155	—	155
Purchase of treasury stock, at cost	—	—	—	—	(79,258)	(1,284)	—	(1,284)	—	(1,284)
Restricted stock awarded and stock-based compensation expenses	189,679	—	1,371	—	—	—	—	1,371	—	1,371
Net income	—	—	—	17,251	—	—	—	17,251	82	17,333
Other comprehensive income	—	—	—	—	—	—	2,004	2,004	—	2,004
Balance – March 31, 2024	33,186,464	$334	$308,259	$146,157	(200,670)	$(2,603)	$794	$452,941	$3,511	$456,452
Issuance of common stock	127,733	1	1,500	—	—	—	—	1,501	—	1,501
Purchase of treasury stock, at cost	—	—	—	—	(14,892)	(266)	—	(266)	—	(266)
Restricted stock awarded and stock-based compensation expenses	—	—	1,565	—	—	—	—	1,565	—	1,565
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	(20)	(20)
Net income (loss)	—	—	—	14,778	—	—	—	14,778	(67)	14,711
Other comprehensive income	—	—	—	—	—	—	804	804	—	804
Balance – June 30, 2024	33,314,197	$335	$311,324	$160,935	(215,562)	$(2,869)	$1,598	$471,323	$3,424	$474,747

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net income	$32,044	$22,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	367	381
Amortization of right-of-use assets	716	642
Provision for credit losses	1,219	933
Reversal of loan repurchase reserve	—	(76)
Origination of loans held for sale	—	(19,088)
Proceeds from sales of loans held for sale	—	19,816
Net accretion of discount on purchased loans and amortization of deferred loan origination costs	2,310	2,446
Provision for uncollectible borrower advances	599	505
Gain on disposition of loans	(791)	(902)
Real estate acquired through foreclosure in excess of recorded investment	(4,074)	(2,248)
Amortization of debt issuance discount and costs	6,339	10,614
Gain on disposal of property and equipment	(9)	—
Change in valuation of real estate owned	2,261	1,670
Change in valuation of fair value loans	(36,049)	(10,494)
Change in valuation of mortgage servicing rights	(71)	(207)
Change in valuation of fair value securitized debt	6,961	(5,391)
(Gain) loss on sale of real estate owned	(249)	39
Stock-based compensation	2,936	2,026
Hedging activities	3,240	—
Deferred tax expense	648	3,154
Change in operating assets and liabilities:
Accrued interest and other receivables	(5,559)	(3,247)
Other assets	(5,466)	5,094
Accounts payable and accrued expenses	14,681	3,804
Net cash provided by operating activities	22,053	32,429
Cash flows from investing activities:
Purchase of loans held for investment	(15,114)	(8,546)
Origination of loans held for investment	(800,896)	(456,534)
Proceeds from sales of loans originally classified as held for investment	49,226	21,489
Payoffs of loans held for investment and loans at fair value	346,440	221,423
Proceeds from sale of real estate owned	15,956	9,411
Change in advances	(3,143)	858
Change in impounds and deposits	1,315	(662)
Purchase of property and equipment	(125)	(48)
Proceeds from sale of property and equipment	640	—
Purchase of mortgage servicing rights	(3,580)	—
Net cash used in investing activities	(409,281)	(212,609)
Cash flows from financing activities:
Warehouse repurchase facilities advances	733,776	463,038
Warehouse repurchase facilities repayments	(831,585)	(557,753)
Proceeds from secured financing	74,311	—
Proceeds of securitized debt, net	718,079	461,684
Repayment of securitized debt	(286,987)	(196,457)
Debt issuance costs	(2,720)	(1,373)
Proceeds from issuance of common stocks, net	1,656	875
Purchase of treasury stock	(1,550)	(837)
Distribution to non-controlling interest	(20)	(280)
Net cash provided by financing activities	404,960	168,897
Net increase (decrease) in cash, cash equivalents, and restricted cash	17,732	(11,283)
Cash, cash equivalents, and restricted cash at beginning of period	61,927	62,056
Cash, cash equivalents, and restricted cash at end of period	$79,659	$50,773

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six Months Ended June 30,
	2024	2023
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for interest	$115,961	$83,445
Cash paid (received) during the period for income taxes, net	15,865	(844)
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to held for sale	34,191	25,075
Transfer of loans held for investment to real estate owned	20,383	15,935
Transfer of accrued interest to loans held for investment	981	878
Transfer of loans held for sale to held for investment	2,612	4,218
Recognition of new leases in exchange for lease obligations	—	656

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Organization and Description of Business

Velocity Financial, LLC (“VF” or “the Company”) was a Delaware limited liability company formed on July 9, 2012 for the purpose of acquiring all membership units in Velocity Commercial Capital, LLC (“VCC”). On January 16, 2020, Velocity Financial, LLC converted from a Delaware limited liability company to a Delaware corporation and changed its name to Velocity Financial, Inc. Upon completion of the conversion, Velocity Financial, LLC’s Class A equity units of 97,513,533 and Class D equity units of 60,193,989 were converted to 11,749,994 shares of Velocity Financial, Inc. common stock. On January 22, 2020, the Company completed its initial public offering of 7,250,000 shares of common stock at a price to the public of $13.00 per share. On January 28, 2020, the Company completed the sale of an additional 1,087,500 shares of its common stock, representing the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. The Company’s stock trades on The New York Stock Exchange under the symbol “VEL”.

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2017-2 Trust through and including the 2024-3 Trust, all of which are New York common law trusts, with the exception of the VCC 2022-MC1 Trust, VCC 2023-1R Trust, and VCC 2023-RTL1 Trust which are Delaware statutory trusts. The Trusts are bankruptcy remote, variable interest entities (“VIE”) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed Government National Mortgage Association (“Ginnie Mae”) issuer/servicer that provides government-insured Federal Housing Administration (“FHA”) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century is a consolidated subsidiary of the Company as of completion of the acquisition. In addition, as a servicer of Ginnie Mae loans, Century is required to maintain a minimum net worth, and Century is in compliance with this requirement as of June 30, 2024.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2024 and 2023 have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal, recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the Company’s audited Consolidated Financial Statements.

(a)
Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of consolidated income and expenses during the reporting period.

(b)
Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies, of its audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”).

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

The consolidated financial statements as of June 30, 2024 and December 31, 2023 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs.

(d)
Fair Value Option Accounting

The Company has elected to apply fair value option (“FVO”) accounting to originated mortgage loans effective October 1, 2022. The fair value option loans are presented on a separate line item in the consolidated balance sheet. Interest income on FVO loans is recorded on an accrual basis in the consolidated statements of income under the heading interest income. The Company will not record a current expected credit loss (“CECL”) loan loss reserve on fair value option loans.

The Company has elected to apply FVO accounting to securitized debt issued effective January 1, 2023 when the underlying collateral is also carried at fair value. The FVO securitized debt is presented on a separate line item in the consolidated balance sheet. The Company reflects interest expense on the FVO securitized debt as “interest” in the consolidated statements of income and presents the other fair value changes of the FVO securitized debt separately in the consolidated financial statements.

(e)
Derivative Instruments and Hedge Accounting

The Company issues fixed rate debt at regular intervals during the year through the securitization of its fixed rate mortgage assets. The Company is subject to interest rate risk on its forecasted debt issuances as these fixed rate debt issuances are priced at then-current market rates. The Company’s risk management objective is to hedge the risk of variability in its interest payment cash flows attributable to changes in the benchmark Secured Overnight Financing Rate (“SOFR”) between the time the fixed rate mortgages are originated and the fixed rate debt is issued. To accomplish this hedging strategy, the Company may from time to time enter into derivative instruments such as forward starting payer interest rate swaps or interest rate payer swaptions designated as cash flow hedges that are designed to be highly correlated to the underlying terms of the forecasted debt instruments. To qualify for hedge accounting, the Company formally documents its hedging relationships at inception, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. The Company also formally assesses effectiveness both at the hedge's inception and on an ongoing basis.

The Company's policy is to present all derivative balances on a gross basis, without regard to counterparty master netting agreements or similar arrangements. The fair value of the derivative instruments is recorded as a separate line item on the consolidated balance sheets as an asset or liability with the related gains or losses reported as a component of Accumulated Other Comprehensive Income (“AOCI”). Beginning in the period in which the forecasted debt issuance occurs and the related derivative instruments are terminated, the gains or losses accumulated in AOCI are then reclassified into interest expense over the term of the related debt. If the Company determines it is not probable that the forecasted transaction will occur, gains and losses are reclassified immediately to earnings. The related cash flows are recognized on the cash flows from operating activities section on the consolidated statements of cash flows. The Company uses hedge accounting based on the exposure being hedged as cash flow hedges in operations.

(f)
Other Comprehensive Income

Other comprehensive income (“OCI”) is reported in the consolidated statements of comprehensive income. OCI is comprised of net income and the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges, net of tax, less amounts reclassified into earnings.

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

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. In accordance with various mortgage servicing and related agreements, Century maintains escrow accounts for mortgage insurance premium, tax and insurance, working capital, sinking fund and other mortgage related escrows. The total escrow balances payable amounted to $85.0 million and $83.5 million as of June 30, 2024 and 2023, respectively. These amounts are not reflected on the consolidated balance sheet of the Company.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash and cash equivalents	$47,366	$33,987
Restricted cash	32,293	16,786
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$79,659	$50,773

Note 5 — Loans Held for Sale at Fair Value

The following table summarizes loans held for sale at fair value as of June 30, 2024 and December 31, 2023:

Loans Held for Sale, at Fair Value:	June 30, 2024	December 31, 2023
	(In thousands)
Unpaid principal balance	$—	$16,954
Valuation adjustments on FVO loans held for sale	—	636
Ending balance	$—	$17,590

Note 6 — Loans Held for Investment and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of June 30, 2024, and December 31, 2023:

	June 30, 2024
	Loans Held for Investment, Net	Loans Held for Investment, at Fair Value	Total Loans Held for Investment
	(In thousands)
Unpaid principal balance	$2,599,016	$1,880,885	$4,479,901
Valuation adjustments on FVO loans	—	90,798	90,798
Deferred loan origination costs	25,843	—	25,843
	2,624,859	1,971,683	4,596,542
Allowance for credit losses	(5,240)	—	(5,240)
Total loans held for investment and loans held for investment at fair value, net	$2,619,619	$1,971,683	$4,591,302

	December 31, 2023
	Loans Held for Investment, Net	Loans Held for Investment, at Fair Value	Total Loans Held for Investment
	(In thousands)
Unpaid principal balance	$2,804,541	$1,251,395	$4,055,936
Valuation adjustments on FVO loans	—	54,677	54,677
Deferred loan origination costs	28,351	—	28,351
	2,832,892	1,306,072	4,138,964
Allowance for credit losses	(4,769)	—	(4,769)
Total loans held for investment and loans held for investment at fair value, net	$2,828,123	$1,306,072	$4,134,195

The following tables summarize the Unpaid Principal Balance (“UPB”) and amortized cost basis of loans in the Company's COVID-19 forbearance program for the three and six months ended June 30, 2024, and the year ended December 31, 2023:

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	UPB	%	Amortized Cost	%	UPB	%	Amortized Cost	%
	($ in thousands)
Beginning balance	$165,141		$166,983		$174,571		$176,515
Foreclosures	(2,329)		(2,378)		(3,962)		(4,055)
Repayments	(4,295)		(4,382)		(12,092)		(12,237)
Ending balance	$158,517		$160,223		$158,517		$160,223

Performing/Accruing	$117,802	74.3%	$119,065	74.3%	$117,802	74.3%	$119,065	74.3%

Nonperforming/Nonaccrual	$40,715	25.7%	$41,158	25.7%	$40,715	25.7%	$41,158	25.7%

	December 31, 2023
	UPB	%	Amortized Cost	%
	($ in thousands)
Beginning balance	$201,005		$203,346
Foreclosures	(833)		(830)
Repayments	(25,601)		(26,001)
Ending balance	$174,571		$176,515

Performing/Accruing	$132,389	75.8%	$133,771	75.8%

Nonperforming/Nonaccrual	$42,182	24.2%	$42,744	24.2%

Since April 1, 2020, the inception of the COVID-19 forbearance program, the Company has modified $412.5 million in UPB of loans, which includes capitalized interest of $14.4 million. As of June 30, 2024, $254.4 million in UPB of modified loans has been paid down, which includes $6.0 million of capitalized interest received. The Company has not forgiven any capitalized interest.

Approximately 74.3% and 75.8% of the COVID forbearance loans in UPB were performing, and 25.7% and 24.2% were on nonaccrual status as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024 and December 31, 2023, the gross unpaid principal balances of loans held for investment pledged as collateral for the Company’s warehouse facilities and securitized debt issued were as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
The 2013 repurchase agreement	$125,007	$132,505
The Bank credit agreement	33,475	39,619
The 2021 repurchase agreement	53,279	103,787
The 2021 term repurchase agreement	35,396	41,628
The July 2021 term repurchase agreement	33,823	30,923
The 2023 repurchase agreement	23,259	29,501
Total pledged loans	$304,239	$377,963

2017-2 Trust	$44,385	$50,554
2018-1 Trust	32,453	37,810
2018-2 Trust	73,594	85,122
2019-1 Trust	80,669	87,677
2019-2 Trust	60,581	73,166
2019-3 Trust	57,825	64,403
2020-1 Trust	107,542	116,843
2020-2 Trust	65,137	69,085
2021-1 Trust	172,053	182,184
2021-2 Trust	138,712	148,989
2021-3 Trust	149,432	159,565
2021-4 Trust	230,849	245,945
2022-1 Trust	232,804	245,372
2022-2 Trust	212,487	222,333
2022-MC1 Trust	62,803	73,840
2022-3 Trust	264,744	278,268
2022-4 Trust	283,443	298,758
2022-5 Trust	209,134	223,112
2023-1 Trust	204,048	217,220
2023-2 Trust	191,726	214,221
2023-3 Trust	244,105	255,699
2023-RTL1 Trust	85,123	79,465
2023-4 Trust	211,532	227,940
2024-1 Trust	207,688	—
2024-2 Trust	282,928	—
2024-3 Trust	208,162	—
Total	$4,113,959	$3,657,571
(a)
Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment, excluding loans carried at fair value, that were nonperforming and on nonaccrual status as of June 30, 2024 and December 31, 2023. There were no loans accruing interest that were greater than 90 days past due as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Total Nonaccrual	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Allowance for Loans Individually Evaluated
	(In thousands)
Commercial - Purchase	$30,198	$29,162	$1,036	$111
Commercial - Refinance	99,844	94,067	5,777	552
Residential 1-4 Unit - Purchase	33,640	32,411	1,229	189
Residential 1-4 Unit - Refinance	132,448	126,721	5,727	273
Short Term 1-4 Unit - Purchase	6,904	6,904	—	—
Short Term 1-4 Unit - Refinance	24,256	20,138	4,118	489
Total	$327,290	$309,403	$17,887	$1,614

	December 31, 2023
	Total Nonaccrual	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Allowance for Loans Individually Evaluated
	(In thousands)
Commercial - Purchase	$28,221	$27,037	$1,184	$156
Commercial - Refinance	86,890	84,575	2,315	444
Residential 1-4 Unit - Purchase	36,253	36,253	—	—
Residential 1-4 Unit - Refinance	137,925	134,579	3,346	245
Short Term 1-4 Unit - Purchase	6,402	6,402	—	—
Short Term 1-4 Unit - Refinance	29,663	27,059	2,604	129
Total	$325,354	$315,905	$9,449	$974

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

The following tables present the amortized cost basis in the loans held for investment, excluding loans held for investment at fair value, as of June 30, 2024 and 2023, and the amount of accrued interest receivables written off by reversing interest income by portfolio segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024		2023
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
	(In thousands)
Commercial - Purchase	$599,314	$147	$664,482	$136
Commercial - Refinance	758,179	762	854,048	667
Residential 1-4 Unit - Purchase	469,400	151	553,269	476
Residential 1-4 Unit - Refinance	734,003	421	882,020	881
Short Term 1-4 Unit - Purchase	33,113	10	49,242	7
Short Term 1-4 Unit - Refinance	30,850	54	59,505	347
Total	$2,624,859	$1,545	$3,062,566	$2,514

	Six Months Ended June 30,
	2024		2023
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
	(In thousands)
Commercial - Purchase	$599,314	$202	$664,482	$268
Commercial - Refinance	758,179	1,629	854,048	1,183
Residential 1-4 Unit - Purchase	469,400	286	553,269	773
Residential 1-4 Unit - Refinance	734,003	614	882,020	1,597
Short Term 1-4 Unit - Purchase	33,113	10	49,242	31
Short Term 1-4 Unit - Refinance	30,850	115	59,505	443
Total	$2,624,859	$2,856	$3,062,566	$4,295

The cash basis interest income recognized on nonaccrual loans, including loans held for investment at fair value, was $8.4 million and $8.0 million for the three months ended June 30, 2024 and 2023, respectively. The cash basis interest income recognized on nonaccrual loans was $15.8 million and $14.2 million for the six months ended June 30, 2024 and 2023, respectively. No accrued interest income was recognized on nonaccrual loans for the six months ended June 30, 2024 and 2023. The average recorded investment of individually evaluated loans, computed using month-end balances, was $322.8 million and $331.4 million for the three months ended June 30, 2024 and 2023, respectively, and $323.9 million and $316.9 million for the six months ended June 30, 2024 and 2023, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified in troubled debt restructuring as of June 30, 2024 and 2023.

(b)
Allowance for Credit Losses

The following tables present the activity in the allowance for credit losses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance - April 1, 2024	$861	$1,894	$973	$1,269	$17	$253	$5,267
Provision for credit losses	(51)	(142)	(39)	(61)	12	499	218
Charge-offs	—	—	—	—	—	(245)	(245)
Ending balance	$810	$1,752	$934	$1,208	$29	$507	$5,240

Allowance related to:
Loans individually evaluated	$111	$552	$189	$273	$—	$489	$1,614
Loans collectively evaluated	$698	$1,200	$745	$936	$29	$18	$3,626
Amortized cost related to:
Loans individually evaluated	$30,198	$99,844	$33,640	$132,448	$6,904	$24,256	$327,290
Loans collectively evaluated	$569,116	$658,335	$435,760	$601,555	$26,209	$6,594	$2,297,569

	Three Months Ended June 30, 2023
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance - April 1, 2023	$796	$2,060	$468	$1,363	$24	$334	$5,045
Provision for credit losses	(64)	(34)	(65)	(99)	752	(192)	298
Charge-offs	—	—	—	—	(717)	—	(717)
Ending balance	$732	$2,026	$403	$1,264	$59	$142	$4,626

Allowance related to:
Loans individually evaluated	$137	$552	$—	$246	$—	$108	$1,043
Loans collectively evaluated	$595	$1,474	$403	$1,018	$59	$34	$3,583
Amortized cost related to:
Loans individually evaluated	$21,239	$93,176	$49,826	$139,356	$3,587	$47,603	$354,787
Loans collectively evaluated	$643,243	$760,872	$503,443	$742,664	$45,655	$11,902	$2,707,779

	Six Months Ended June 30, 2024
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance - January 1, 2024	$935	$1,805	$585	$1,256	$23	$165	$4,769
Provision for credit losses	(125)	(51)	645	59	105	586	1,219
Charge-offs	—	(2)	(296)	(107)	(99)	(244)	(748)
Ending balance	$810	$1,752	$934	$1,208	$29	$507	$5,240

Allowance related to:
Loans individually evaluated	$111	$552	$189	$273	$—	$489	$1,614
Loans collectively evaluated	$698	$1,200	$745	$936	$29	$18	$3,626
Amortized cost related to:
Loans individually evaluated	$30,198	$99,844	$33,640	$132,448	$6,904	$24,256	$327,290
Loans collectively evaluated	$569,116	$658,335	$435,760	$601,555	$26,209	$6,594	$2,297,569

	Six Months Ended June 30, 2023
			Residential	Residential	Short Term	Short Term
	Commercial	Commercial	1-4 Unit	1-4 Unit	1-4 Unit	1-4 Unit
	Purchase	Refinance	Purchase	Refinance	Purchase	Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance - January 1, 2023	$639	$2,031	$542	$1,272	$21	$388	$4,893
Provision for credit losses	93	74	(112)	3	816	59	933
Charge-offs	—	(79)	(27)	(11)	(778)	(305)	(1,200)
Ending balance	$732	$2,026	$403	$1,264	$59	$142	$4,626

Allowance related to:
Loans individually evaluated	$137	$552	$—	$246	$—	$108	$1,043
Loans collectively evaluated	$595	$1,474	$403	$1,018	$59	$34	$3,583
Amortized cost related to:
Loans individually evaluated	$21,239	$93,176	$49,826	$139,356	$3,587	$47,603	$354,787
Loans collectively evaluated	$643,243	$760,872	$503,443	$742,664	$45,655	$11,902	$2,707,779
(c)
Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-off rate in relation to its nonperforming loans as a credit quality indicator. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. Past due status is based on the contractual terms of the loan. The annualized charge-off rates were 0.47% and 0.76% of average nonperforming loans for the six months ended June 30, 2024 and 2023, respectively.

Other credit quality indicators include aging status and accrual status. The following table presents the aging status of the amortized cost basis in the loans held for investment portfolio, which include $160.2 million and $176.5 million loans in the Company’s COVID-19 forbearance program, excluding loans held for investment at fair value, as of June 30, 2024 and December 31, 2023, respectively:

	30–59 Days	60–89 Days	90+ Days	Total		Total
June 30, 2024	Past Due	Past Due	Past Due(1)	Past Due	Current	Loans
	(In thousands)
Loans individually evaluated
Commercial - Purchase	$531	$920	$28,747	$30,198	$—	$30,198
Commercial - Refinance	3,931	1,290	94,623	99,844	—	99,844
Residential 1-4 Unit - Purchase	252	574	32,814	33,640	—	33,640
Residential 1-4 Unit - Refinance	3,679	1,005	127,764	132,448	—	132,448
Short Term 1-4 Unit - Purchase	—	—	6,904	6,904	—	6,904
Short Term 1-4 Unit - Refinance	—	—	24,256	24,256	—	24,256
Total loans individually evaluated	$8,393	$3,789	$315,108	$327,290	$—	$327,290
Loans collectively evaluated
Commercial - Purchase	$24,496	$7,297	$—	$31,793	$537,323	$569,116
Commercial - Refinance	36,638	14,099	—	50,737	607,598	658,335
Residential 1-4 Unit - Purchase	28,494	5,600	—	34,094	401,666	435,760
Residential 1-4 Unit - Refinance	50,444	22,453	—	72,897	528,658	601,555
Short Term 1-4 Unit - Purchase	6,152	170	—	6,322	19,887	26,209
Short Term 1-4 Unit - Refinance	448	261	—	709	5,885	6,594
Total loans collectively evaluated	$146,672	$49,880	$—	$196,552	$2,101,017	$2,297,569
Ending balance	$155,065	$53,669	$315,108	$523,842	$2,101,017	$2,624,859

	30–59 Days	60–89 Days	90+ Days	Total		Total
December 31, 2023	Past Due	Past Due	Past Due(1)	Past Due	Current	Loans
	(In thousands)
Loans individually evaluated
Commercial - Purchase	$2,329	$668	$25,224	$28,221	$—	$28,221
Commercial - Refinance	4,716	2,405	79,769	86,890	—	86,890
Residential 1-4 Unit - Purchase	544	—	35,709	36,253	—	36,253
Residential 1-4 Unit - Refinance	2,988	1,923	133,014	137,925	—	137,925
Short Term 1-4 Unit - Purchase	—	—	6,402	6,402	—	6,402
Short Term 1-4 Unit - Refinance	55	—	29,608	29,663	—	29,663
Total loans individually evaluated	$10,632	$4,996	$309,726	$325,354	$—	$325,354
Loans collectively evaluated
Commercial - Purchase	$21,342	$8,352	$—	$29,694	$574,010	$603,704
Commercial - Refinance	47,430	14,002	—	61,432	651,494	712,926
Residential 1-4 Unit - Purchase	29,236	6,850	—	36,086	438,741	474,827
Residential 1-4 Unit - Refinance	52,510	20,828	—	73,338	596,886	670,224
Short Term 1-4 Unit - Purchase	1,169	658	—	1,827	32,882	34,709
Short Term 1-4 Unit - Refinance	2,978	213	—	3,191	7,957	11,148
Total loans collectively evaluated	$154,665	$50,903	$—	$205,568	$2,301,970	$2,507,538
Ending balance	$165,297	$55,899	$309,726	$530,922	$2,301,970	$2,832,892
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of June 30, 2024 and December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
June 30, 2024:	2022	2021	2020	Prior	Total
	(In thousands)
Commercial - Purchase
Payment performance
Performing	$239,996	$215,901	$26,441	$86,778	$569,116
Nonperforming	11,216	6,889	3,794	8,299	30,198
Total Commercial - Purchase	$251,212	$222,790	$30,235	$95,077	$599,314

Commercial - Refinance
Payment performance
Performing	$218,777	$175,608	$45,075	$218,875	$658,335
Nonperforming	27,166	19,296	4,350	49,032	99,844
Total Commercial - Refinance	$245,943	$194,904	$49,425	$267,907	$758,179

Residential 1-4 Unit - Purchase
Payment performance
Performing	$193,045	$183,755	$8,514	$50,446	$435,760
Nonperforming	13,084	11,921	1,615	7,020	33,640
Total Residential 1-4 Unit - Purchase	$206,129	$195,676	$10,129	$57,466	$469,400

Residential 1-4 Unit - Refinance
Payment performance
Performing	$251,267	$219,308	$15,998	$114,982	$601,555
Nonperforming	48,368	32,825	8,692	42,563	132,448
Total Residential 1-4 Unit - Refinance	$299,635	$252,133	$24,690	$157,545	$734,003

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$5,225	$180	$15,671	$5,133	$26,209
Nonperforming	6,155	166	583	—	6,904
Total Short Term 1-4 Unit - Purchase	$11,380	$346	$16,254	$5,133	$33,113

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$6,594	$—	$—	$—	$6,594
Nonperforming	3,813	153	4,201	16,089	24,256
Total Short Term 1-4 Unit - Refinance	$10,407	$153	$4,201	$16,089	$30,850

Total Portfolio	$1,024,706	$866,002	$134,934	$599,217	$2,624,859

Gross charge-offs - quarter-ended June 30, 2024	$245	$—	$—	$—	$245

Gross charge-offs - year-to-date June 30, 2024	$701	$34	$—	$13	$748

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2023	2022	2021	2020	2019	Prior	Total
	(In thousands)
Commercial - Purchase
Payment performance
Performing	$248,153	$226,467	$31,692	$43,829	$53,563	$603,704
Nonperforming	9,600	6,104	567	4,773	7,177	28,221
Total Commercial - Purchase	$257,753	$232,571	$32,259	$48,602	$60,740	$631,925

Commercial - Refinance
Payment performance
Performing	$233,052	$188,723	$47,883	$92,819	$150,449	$712,926
Nonperforming	20,462	14,168	4,207	14,167	33,886	86,890
Total Commercial - Refinance	$253,514	$202,891	$52,090	$106,986	$184,335	$799,816

Residential 1-4 Unit - Purchase
Payment performance
Performing	$208,456	$198,110	$9,581	$24,429	$34,251	$474,827
Nonperforming	17,287	10,740	701	1,421	6,104	36,253
Total Residential 1-4 Unit - Purchase	$225,743	$208,850	$10,282	$25,850	$40,355	$511,080

Residential 1-4 Unit - Refinance
Payment performance
Performing	$277,980	$237,159	$19,752	$61,136	$74,197	$670,224
Nonperforming	43,272	36,344	7,835	28,252	22,222	137,925
Total Residential 1-4 Unit - Refinance	$321,252	$273,503	$27,587	$89,388	$96,419	$808,149

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$11,458	$180	$18,510	$4,561	$—	$34,709
Nonperforming	5,533	165	704	—	—	6,402
Total Short Term 1-4 Unit - Purchase	$16,991	$345	$19,214	$4,561	$—	$41,111

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$11,148	$—	$—	$—	$—	$11,148
Nonperforming	4,313	153	7,435	13,612	4,150	29,663
Total Short Term 1-4 Unit - Refinance	$15,461	$153	$7,435	$13,612	$4,150	$40,811

Total Portfolio	$1,090,714	$918,313	$148,867	$288,999	$385,999	$2,832,892

Gross charge-offs - quarter-ended December 31, 2023	$744	$—	$—	$—	$—	$744

Gross charge-offs - year-ended December 31, 2023	$1,120	$473	$—	$446	$—	$2,039

Nonaccrual Loans - Loans Held for Investment at Fair Value

The following tables present the aggregate fair value of loans held for investment at fair value that are 90 days or more past due and/or in nonaccrual status, and the difference between the aggregate fair value and the aggregate unpaid principal balance as of June 30, 2024 and December 31, 2023 by loan segments:

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 Days	90+ Days Past Due		Current–89 Days	90+ Days Past Due		90+ Days Past Due
June 30, 2024	Past Due	or Nonaccrual	Total	Past Due	or Nonaccrual	Total	or Nonaccrual
	(In thousands)
Commercial - Purchase	$351,328	$8,026	$359,354	$322,674	$9,685	$332,359	$(1,659)
Commercial - Refinance	401,470	11,777	413,247	365,119	14,143	379,262	(2,366)
Residential 1-4 Unit - Purchase	320,969	20,578	341,547	309,173	24,978	334,151	(4,400)
Residential 1-4 Unit - Refinance	652,918	70,317	723,235	614,884	84,276	699,160	(13,959)
Short Term 1-4 Unit - Purchase	63,336	3,945	67,281	63,285	4,709	67,994	(764)
Short Term 1-4 Unit - Refinance	59,433	7,586	67,019	58,965	8,994	67,959	(1,408)
Ending balance	$1,849,454	$122,229	$1,971,683	$1,734,100	$146,785	$1,880,885	$(24,556)

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 Days	90+ Days Past Due		Current–89 days	90+ Days Past Due		90+ Days Past Due
December 31, 2023	Past Due	or Nonaccrual	Total	past due	or Nonaccrual	Total	or Nonaccrual
	(In thousands)
Commercial - Purchase	$204,282	$4,651	$208,933	$188,924	$5,635	$194,559	$(984)
Commercial - Refinance	230,034	7,399	237,433	210,716	8,962	219,678	(1,563)
Residential 1-4 Unit - Purchase	238,215	12,886	251,101	231,494	15,428	246,922	(2,542)
Residential 1-4 Unit - Refinance	472,615	29,335	501,950	448,780	35,119	483,899	(5,784)
Short Term 1-4 Unit - Purchase	46,312	1,769	48,081	45,695	2,143	47,838	(374)
Short Term 1-4 Unit - Refinance	54,041	4,533	58,574	53,008	5,491	58,499	(958)
Ending balance	$1,245,499	$60,573	$1,306,072	$1,178,617	$72,778	$1,251,395	$(12,205)

Note 7 — Receivables Due From Servicers

The following tables summarize receivables due from servicers as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Securitized Debt	Warehouse and Repurchase Facilities and Other	Total
	(In thousands)
Loan principal payments due from servicers	$36,090	$337	$36,427
Other loan servicing receivables	12,430	3,677	16,107
Loan servicing receivables	48,520	4,014	52,534
Corporate and escrow advances receivable	27,455	2,370	29,825
Total receivables due from servicers	$75,975	$6,384	$82,359

	December 31, 2023
	Securitized Debt	Warehouse and Repurchase Facilities and Other	Total
	(In thousands)
Loan principal payments due from servicers	$41,289	$136	$41,425
Other loan servicing receivables	13,122	3,249	16,371
Loan servicing receivables	54,411	3,385	57,796
Corporate and escrow advances receivable	25,736	1,545	27,281
Total receivables due from servicers	$80,147	$4,930	$85,077

Note 8 — Mortgage Servicing Rights

Mortgage loans serviced are related to the Century business and not included in the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others amounted to $707.7 million and $500.7 million as of June 30, 2024 and 2023, respectively. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Significant assumptions used in determining the fair value of servicing rights as of June 30, 2024 and December 31, 2023 include: 1) Weighted average discount rate of 8.0%, and 2) Weighted average conditional prepayment rate of 4.7% and 6.5%, respectively.

The following table presents the Company's mortgage servicing rights activity during the quarter and year-to-date ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Balance at the beginning of period	$9,022	$9,143	$8,578	$9,238
Mortgage servicing rights acquired	3,580	—	3,580	—
Additions	—	235	—	250
Fair value adjustments	(373)	67	71	(43)
Balance at the end of period	$12,229	$9,445	$12,229	$9,445

Note 9 — Goodwill

The following table presents the activity for goodwill as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(In thousands)
Balance at the beginning of period	$6,775	$6,775
Goodwill acquired	—	—
Balance at the end of period	$6,775	$6,775

Note 10 — Securitized Debt and Securitized Debt at Fair Value

As of June 30, 2024, the Company is the sole beneficial interest holder of twenty-seven Trusts, which are variable interest entities included in the consolidated financial statements. The securitization transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 10% to 30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from July 2028 through June 2054.

The following tables summarize securitized debt and securitized debt at fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Securitized Debt, Net	Securitized Debt at Fair Value	Total Securitized Debt
	(In thousands)
Securitized debt	$2,263,958	$1,507,381	$3,771,339
Valuation adjustments on FVO securitized debt	—	15,964	15,964
Valuation at issuance on FVO securitized debt	—	(13,393)	(13,393)
Deferred issuance costs and discounts	(35,017)	—	(35,017)
Total securitized debt and securitized debt at fair value	$2,228,941	$1,509,952	$3,738,893

	December 31, 2023
	Securitized Debt, Net	Securitized Debt at Fair Value	Total Securitized Debt
	(In thousands)
Securitized debt	$2,458,439	$876,704	$3,335,143
Valuation adjustments on FVO securitized debt	—	9,002	9,002
Valuation at issuance on FVO securitized debt	—	(8,289)	(8,289)
Deferred issuance costs and discounts	(39,628)	—	(39,628)
Total securitized debt and securitized debt at fair value	$2,418,811	$877,417	$3,296,228

The following table presents the effective interest rate of securitized debt and securitized debt at fair value for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	($ in thousands)
Interest expense	$102,355	$76,737
Average outstanding unpaid principal balance	3,602,754	2,973,388
Effective interest rate (1)	5.68%	5.16%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance, which includes average rates of 5.43% and 4.54%, and debt issuance cost amortization of 0.25% and 0.62% for the six months ended June 30, 2024 and 2023, respectively.

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

(a)
Secured Financing, Net (“Corporate Debt”)

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to a term loan previously entered into during 2021 (“the 2021 Term Loan”). The remaining portion of the net proceeds from the 2022 Term Loan is used for loan originations and general corporate purposes. As of June 30, 2024 and December 31, 2023, the balance of the 2022 Term Loan was $215.0 million.

On February 5, 2024, the Company entered into a five-year $75.0 million syndicated corporate debt agreement, the (“the 2024 Term Loan”). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months. As of June 30, 2024, the balance of the 2024 Term Loan was $75.0 million.

The total balance of the 2022 Term Loan and the 2024 Term Loan (“Corporate Debt”) in the consolidated balance sheets is net of debt issuance costs and discount of $6.1 million as of June 30, 2024. The Corporate Debt is secured by substantially all assets of the Company not otherwise pledged under a securitized debt or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collaterals at less than the carrying amounts. As of June 30, 2024, the Company was in compliance with all covenants.

(b)
Warehouse Repurchase and Revolving Loan Facilities, Net

On January 4, 2011, Century entered into a Master Participation and Facility Agreement with a bank (“the September 2022 Term Repurchase Agreement”). The Facility Agreement has a current extended maturity date of July 31, 2025, and is a short-term borrowing facility, collateralized by performing loans, with a maximum capacity of $60.0 million, and bears interest at one-month SOFR plus 1.60% with a 0.25% floor. There was no outstanding balance as of June 30, 2024 and December 31, 2023.

On May 17, 2013, the Company entered into a Repurchase Agreement (“the 2013 Repurchase Agreement”) with a warehouse lender. The 2013 Repurchase Agreement is a modified mark-to-market agreement and has a current maturity date of September 26, 2024, and is a short-term borrowing facility, collateralized by a pool of performing loans, with a maximum capacity of $300.0 million, and bears interest at SOFR plus 3.25%. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rates were 9.3% and 9.8% as of June 30, 2024 and December 31, 2023, respectively.

On September 12, 2018, the Company entered into a three-year non-mark-to-market secured revolving loan facility agreement (“the Bank Credit Agreement”) with a bank. The Bank Credit Agreement has a current extended maturity date of November 10, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SOFR plus 3.61%, with a floor of 4.25%. The maximum capacity under this facility is $50.0 million. The effective interest rates were 8.8% and 9.2% as of June 30, 2024 and December 31, 2023, respectively.

On January 29, 2021, the Company entered into a non-mark-to-market Repurchase Agreement (“the 2021 Repurchase Agreement”) with a warehouse lender. The 2021 Repurchase Agreement has a current extended maturity date of May 20, 2025, and is a short-term borrowing facility, collateralized by a pool of loans, with a maximum capacity of $200.0 million, and bears interest at SOFR plus a margin of 3.00% during the availability period and 4.00% during the amortization period. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility. The effective interest rates were 9.2% and 10.0% as of June 30, 2024 and December 31, 2023, respectively.

On April 16, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the 2021 Term Repurchase Agreement”) with a warehouse lender. The 2021 Term Repurchase Agreement has a maturity date of April 16, 2026, with a borrowing period through April 14, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SOFR plus a margin of 3.10%. The maximum capacity under this facility is $100.0 million. The effective interest rates were 8.7% and 8.3% as of June 30, 2024 and December 31, 2023, respectively.

On July 29, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the July 2021 Term Repurchase Agreement”) with a warehouse lender. The July 2021 Term Repurchase Agreement has a maturity date of July 29, 2024, with an option to extend the term to July 29, 2025. The Company is currently working with the lender on the option to extend the term. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at one-month American Interbank Offered Rate (“AMERIBOR”) with a 0.5% floor plus 4.50% per annum. The maximum capacity under this facility is $100.0 million. The effective interest rates were 10.7% and 14.2% as of June 30, 2024 and December 31, 2023, respectively.

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

On December 27, 2023, the Company entered into a loan facility agreement (“the 2023 Repurchase Agreement”) with a bank. The 2023 Repurchase Agreement has a maturity date of December 27, 2026. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SOFR plus 3.00%. The maximum loan amount under this facility is $75.0 million. The effective interest rates were 9.8% and 8.6% as of June 30, 2024 and December 31, 2023, respectively.

Certain loans are pledged as security under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants.

The following table summarizes the maximum borrowing capacity and current gross balances outstanding of the Company’s warehouse facilities and loan agreements as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Period End Balance (1)	Maximum Borrowing Capacity	Period End Balance (1)	Maximum Borrowing Capacity
	(In thousands)
The September 2022 term repurchase agreement	$—	$60,000	$—	$60,000
The 2013 repurchase agreement	101,424	300,000	111,086	300,000
The bank credit agreement	24,496	50,000	31,950	50,000
The 2021 repurchase agreement	42,466	200,000	88,817	200,000
The 2021 term repurchase agreement	24,550	100,000	30,460	100,000
The July 2021 term repurchase agreement	20,105	100,000	22,516	100,000
The October 2023 repurchase agreement	—	—	29,522	30,530
The 2023 repurchase agreement	25,500	75,000	22,000	50,000
Total	$238,541	$885,000	$336,351	$890,530
(1)
Warehouse repurchase facilities amounts in the consolidated balance sheets are net of debt issuance costs amounting to $1.1 million and $1.6 million as of June 30, 2024 and December 31, 2023, respectively.

The following table provides an overview of the activity and effective interest rate for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warehouse and Repurchase Facilities:	($ in thousands)
Average outstanding balance	$263,029	$238,027	$265,294	$231,762
Highest outstanding balance at any month-end	333,850	320,544	361,677	320,544
Effective interest rate (1)	9.30%	9.93%	9.43%	9.27%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance. The rate includes average rate of 8.73% and 9.12%, and debt issuance cost amortization of 0.57% and 0.81%, for the three months ended June 30, 2024 and 2023, respectively, and includes average rate of 8.78% and 8.61%, and debt issuance cost amortization of 0.65% and 0.66%, for the six months ended June 30, 2024 and 2023, respectively.

The following table provides a summary of interest expense that includes interest, amortization of discount, and deal cost amortization for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Warehouse and repurchase facilities	$6,116	$5,910	$12,508	$10,743
Securitized debt	53,072	39,541	102,355	76,737
Interest expense — portfolio related	59,188	45,451	114,863	87,480
Interest expense — corporate debt	6,155	4,139	11,535	8,278
Total interest expense	$65,343	$49,590	$126,398	$95,758

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

The Company records a repurchase liability relating to representations and warranties and early payment defaults. The method used to estimate the liability for repurchase is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults. The Company establishes a liability at the time loans are sold and continually updates the estimated repurchase liability. The level of the repurchase liability for representations and warranties and early payment default requires considerable management judgment. As of June 30, 2024 and December 31, 2023, the balance of repurchase liability was $144 thousand and $66 thousand, respectively, and it is included in accounts payable and accrued expenses in the consolidated balance sheets.

(b)
Legal Proceedings

The Company is a party to various legal proceedings in the normal course of business. The Company, after consultation with legal counsel, believes the disposition of all pending litigation will not have a material effect on the Company’s consolidated financial condition or results of operations as of June 30, 2024.

(c)
Employee Retention Credit

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company, with the guidance from a third-party specialist, determined it was eligible for a refundable employee retention credit (“ERC”) subject to certain criteria.

The Company applied for ERC for the first three quarters’ wages paid in calendar year 2021. During the second quarter of 2023, the Company received approximately $4.2 million of ERC. Due to the subjectivity of the credit, the Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. Accordingly, the $4.2 million ERC, net of the third-party specialist fees of $0.6 million, are deferred until the uncertainty surrounding them is resolved. The net amount is included in accounts payable and accrued expenses on the consolidated balance sheets as of June 30, 2024.

Note 13 — Stock-Based Compensation

The Company’s Amended and Restated 2020 Omnibus Incentive Plan, or “the 2020 Plan”, authorizes grants of stock‑based compensation instruments including but not limited to non-qualified stock options, restricted stock awards (“RSAs”) and performance stock units (“PSUs”) to certain employees and non-employee directors of the Company, to purchase or issue up to 2,770,000 shares of the Company's common stock.

The Company recognized a total of $1.6 million and $1.0 million compensation expense related to the outstanding stock options, unvested RSAs, unvested PSU awards, and Employee Stock Purchase Plan (“ESPP”) granted to employees and non-employee directors for the quarter ended June 30, 2024 and 2023, respectively. Stock-based compensation expense related to awards granted to employees is included in “Compensation and employee benefits” on the consolidated statements of income. Stock-based compensation expense related to awards granted to non-employee directors is included in “Other operating expenses” on the consolidated statements of income. The amount of unrecognized compensation expense related to unvested RSAs, unvested PSU awards, and ESPP totaled $8.4 million and $5.7 million as of June 30, 2024 and 2023, respectively.

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

The table below summarizes stock option activity during the period ended June 30, 2024:

	Six Months Ended June 30, 2024
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
	($ in thousands, except per share amounts)
Options outstanding at December 31, 2023	752,964	$12.88
Granted	100	15.86
Exercised	—	—
Forfeited	—	—
Options outstanding at June 30, 2024	753,064	$12.88	5.6 years	$3,804
Options exercisable at June 30, 2024	747,500	$12.89	5.6 years	$3,770
Options expected to vest (1)	5,564	$12.89	9.2 years	$34
(1)
The number of options expected to vest reflects no expected forfeiture.
(2)
The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price.

RSAs

The fair value of RSAs is determined based on the fair market value of the Company's common shares on the grant date. The estimated fair value of RSA awards is amortized as an expense over the three-year requisite service period. The Company has elected to recognize forfeitures as they occurred rather than estimating service-based forfeitures over the requisite service period.

The table below summarizes RSA activity during the period ended June 30, 2024:

	Employee		Non-Employee Director		Total
June 30, 2024	Restricted Stock Awards		Restricted Stock Awards		Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	409,137	$9.39	61,276	$9.31	470,413	$9.38
Granted	189,679	15.86	15,939	17.88	205,618	16.02
Vested	(248,796)	8.61	(29,785)	9.57	(278,581)	8.71
Forfeited	—	—	—	—	—	—
Nonvested at June 30, 2024	350,020	$13.45	47,430	$12.03	397,450	$13.28

PSUs

In February 2022, the Company began granting PSUs to certain employees, including named executive officers under the 2020 Plan. PSUs are linked to the average core net income annual growth over the three-year period from the year of grant. Settlement of vested PSUs will be made on the date that the Compensation Committee certifies the average core net income annual growth for the three-year period. PSUs are subject to forfeiture until predetermined performance conditions have been achieved. The number of shares issued at the end of any performance period could range between 0% and 200% of the original target award amount. Compensation expense related to PSUs is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using an estimate of the probability of achieving the performance target. Adjustments to compensation expense are made each year based on changes in estimate of the number of PSUs that are probable of vesting.

The table below summarizes PSU activity during the period ended June 30, 2024:

June 30, 2024	Shares		Weighted Average Grant Date Fair Value (per share)
Outstanding at December 31, 2023, nonvested	256,387	(1)	$11.05
Granted	157,994	(1)	15.86
Performance adjustment	102,750		12.63
Vested	—		—
Forfeited	—		—
Outstanding at June 30, 2024, nonvested	517,131		$12.83
(1)
The number of PSUs are presented at 100% of the specified target shares.

ESPP

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

Treasury Stock

Treasury share purchases represent shares surrendered to the Company approximately equal in value to the statutory payroll tax withholding obligations and other estimated tax obligations arising from the vesting of employee and/or non-employee directors restricted stock awards. During the quarter ended June 30, 2024, the Company purchased 14,892 treasury shares at an average price of $17.88 per share. No treasury shares were purchased during the quarter ended June 30, 2023.

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

The following table presents the basic and diluted earnings per share calculations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Basic EPS:
Net income attributable to common shareholders	$14,778	$12,183	$32,029	$22,832
Less: earnings attributable to participating securities	182	185	394	347
Net earnings attributable to common shareholders	$14,596	$11,998	$31,635	$22,485
Weighted average common shares outstanding	32,585	32,122	32,563	32,111
Basic earnings per common share	$0.45	$0.37	$0.97	$0.70
Diluted EPS:
Net income attributable to common stockholders	$14,778	$12,183	$32,029	$22,832
Weighted average common shares outstanding	32,585	32,122	32,563	32,111
Add dilutive effects for warrants	2,395	1,883	2,369	1,877
Add dilutive effects for stock options	202	4	179	5
Add dilutive effects of unvested restricted stock awards	152	95	152	78
Add dilutive effects of unvested performance-based stock units	266	36	256	24
Weighted average diluted common shares outstanding	35,600	34,140	35,519	34,095
Diluted earnings per common share	$0.42	$0.36	$0.90	$0.67

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024 (1)	2023
Stock options	100	772,500	100	772,500
Unvested restricted stock awards	15,939	83,500	102,809	83,500
Employee stock purchase plan	—	—	53,770	—
Share equivalents excluded from EPS	16,039	856,000	156,679	856,000
(1)
Weighted average.

Note 15 — Warrants and Related Party Transactions

On April 7, 2020, the Company issued and sold in a private placement warrants (the “Warrants”) to purchase additional shares of the Company’s common stock to funds affiliated with TruArc Partners (“TruArc”), formerly Snow Phipps, and a fund affiliated with Pacific Investment Management Company LLC (“TOBI”). TruArc and TOBI are considered affiliates and, therefore, are related parties to the Company.

The Warrants are exercisable at the warrant holder’s option at any time and from time to time, in whole or in part, until April 7, 2025 at an exercise price of $2.96 per share of common stock, with respect to 2,008,749 of the Warrants, and at an exercise price of $4.94 per share of common stock, with respect to 1,004,375 of the Warrants. The exercise price and the number of shares of common stock issuable upon exercise of the Warrants are subject to customary antidilution adjustments and certain issuances of common stock (or securities convertible into or exercisable for common stock) at a price (or having a conversion or exercise price) that is less than the then current exercise price. The Company is not required to affect an exercise of the Warrants, if after giving effect to the issuance of common stock upon exercise of such Warrants, such warrant holder together with its affiliates would beneficially own 49% or more of the Company’s outstanding common stock.

In the ordinary course of business, the Company sells held for sale loans to various financial institutions through a market bidding process. As a result of this process, the Company may sell held for sale loans to an affiliate. The Company sold $28.7 million in UPB of loans to an affiliate during the quarter ended June 30, 2024. No loans were sold to any affiliate during the year ended December 31, 2023.

Note 16 — Derivative Instruments

In September 2023, the Company began utilizing forward starting interest rate swap derivative instruments designated as cash flow hedges to manage the exposure to interest rate volatility related to its forecasted issuances of fixed-rate debt through its securitization process. The Company’s risk management objective is to hedge the risk of variability in its interest payment cash flows attributable to changes in the benchmark SOFR between the time the fixed rate mortgages are originated and the fixed rate debt is issued. As of June 30, 2024, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years.

The gains or losses on the derivative instruments that are designated and qualify as cash flow hedges are reported as a component of AOCI. Beginning in the period in which the forecasted debt is issued and the related derivative instruments are terminated, the accumulated gains or losses associated with the terminated derivatives are then reclassified into interest expense as a yield adjustment over the term of the related debt. For the quarter and year-to-date ended June 30, 2024, $105 thousand after-tax net loss and $8 thousand after-tax net income on terminated derivative instruments was reclassified from AOCI to interest expense. There were no derivative instruments for the quarter and year-to-date ended June 30, 2023. As of June 30, 2024, the Company had $2.8 million in after-tax net unrealized gain associated with cash flow hedging instruments recorded in AOCI. As of June 30, 2024, the Company expects to reclassify an estimated $0.6 million of after-tax net unrealized gain on derivative instruments designated as cash flow hedges from AOCI into earnings over the next 12 months.

The following table presents the fair value of the Company’s derivative financial instruments on a gross basis, as well as its classification on the Company’s consolidated balance sheets as of June 30, 2024 and December 31, 2023:

		June 30, 2024
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Fair Value (1)
Cash flow hedges:		(In thousands)
Forward starting payer interest rate swaps	Derivative liability	$162,500	$374

		December 31, 2023
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Fair Value (1)
Cash flow hedges:		(In thousands)
Forward starting payer interest rate swaps	Derivative liability	$166,000	$3,655
(1)
Fair value reported is exclusive of collateral held and pledged. As of June 30, 2024 and December 31, 2023, collateral held related to derivative exposure between the Company and its derivative counterparty were $1.5 million and $4.2 million, respectively, and is recorded in other receivables.

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

Note 17 — Accumulated Other Comprehensive Income

The following table presents the changes in the component of accumulated other comprehensive income balances for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Beginning balance	$794	$—	$(1,210)	$—
Net unrealized gain on cash flow hedges arising during the period, net of tax	909	—	2,800	—
Reclassification adjustments included in net income	(105)	—	8	—
Ending balance	$1,598	$—	$1,598	$—

The following table presents the component of other comprehensive income and the related tax effect for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
	(In thousands)
Cash flow hedges:
Forward starting payer interest rate swaps:
Net unrealized gain arising during the period	$1,216	$(307)	$909	$3,843	$(1,043)	$2,800
Reclassification adjustments included in net income	(144)	39	(105)	11	(3)	8
Other comprehensive income	$1,072	$(268)	$804	$3,854	$(1,046)	$2,808

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

Real Estate Owned, Net (“REO”)

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

Secured Financing, Net (“Corporate Debt”)

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

Fair Value Disclosures

The following tables present information on assets and liabilities measured and recorded at fair value as of June 30, 2024 and December 31, 2023, by level, in the fair value hierarchy:

	Fair Value Measurements Using			Total at
June 30, 2024	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$16,273	$16,273
Real estate owned, net	—	—	50,757	50,757
Total nonrecurring fair value measurements	—	—	67,030	67,030
Recurring fair value measurements:
Loans held for investment, at fair value	—	—	1,971,683	1,971,683
Mortgage servicing rights	—	—	12,229	12,229
Total recurring fair value measurements	—	—	1,983,912	1,983,912
Total assets	$—	$—	$2,050,942	$2,050,942

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$1,509,952	$—	$1,509,952
Derivative liability	—	374	—	374
Total recurring fair value measurements	—	1,510,326	—	1,510,326
Total liabilities	$—	$1,510,326	$—	$1,510,326

	Fair Value Measurements Using			Total at
December 31, 2023	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$8,475	$8,475
Real estate owned, net	—	—	44,268	44,268
Total nonrecurring fair value measurements	—	—	52,743	52,743
Recurring fair value measurements:
Loans held for sale, at fair value	—	17,590	—	17,590
Loans held for investment, at fair value	—	—	1,306,072	1,306,072
Mortgage servicing rights	—	—	8,578	8,578
Total recurring fair value measurements	—	17,590	1,314,650	1,332,240
Total assets	$—	$17,590	$1,367,393	$1,384,983

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$877,417	$—	$877,417
Derivative liabilities	—	3,665	—	3,665
Total recurring fair value measurements	—	881,082	—	881,082
Total liabilities	$—	$881,082	$—	$881,082

The following table presents gains and losses recognized on assets measured on a nonrecurring basis for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (Loss) on Assets Measured on a Nonrecurring Basis	2024	2023	2024	2023
	(In thousands)
Real estate owned, net	$(540)	$(492)	$(2,261)	$(1,670)
Individually evaluated loans requiring specific allowance, net	(183)	(48)	(640)	53
Total net loss	$(723)	$(540)	$(2,901)	$(1,617)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets that are recorded on a recurring and nonrecurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Input	Range	Weighted Average (1)
	($ in thousands)
Nonrecurring:
Individually evaluated loans requiring specific allowance, net	$16,273	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	50,757	Market comparables	Selling costs	8.0%	8.0%
Recurring:
Loans held for investment, at fair value	$1,971,683	Discounted cash flow	Discount rate	9.0%	9.0%
			Prepayment rate	0.7% to 50.0%	7.0%
			Default rate	0.1% to 2.0%	0.8%
			Loss severity rate	0.0% to 13.0%	2.0%
Mortgage servicing rights	12,229	Discounted cash flow	Discount rate	8.0%	8.0%
			Prepayment rate	2.2% to 13.3%	4.7%
(1)
Individually evaluated loans requiring specific allowance, net is weighted by collateral value; real estate owned, net is weighted by selling price; loans held for investment at fair value and mortgage servicing rights are weighted by UPB.

	December 31, 2023
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Input	Range	Weighted Average (1)
	($ in thousands)
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

The following is a roll-forward of loans held for investment that are measured at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Beginning balance	$1,649,540	$450,732	$1,306,072	$276,095
Originations	422,226	258,646	800,896	456,534
Loans liquidated	(77,798)	(13,464)	(139,550)	(21,485)
Acquisition	3,399	—	14,990	—
Principal paydowns	(7,732)	(1,764)	(13,801)	(2,796)
Total unrealized gain included in net income	17,285	3,108	36,757	9,767
Loans transferred to held for sale	(34,059)	—	(31,578)	(20,857)
REO transfer	(1,296)	—	(2,221)	—
Loans repurchased	118	8,072	118	8,072
Ending balance	$1,971,683	$705,330	$1,971,683	$705,330

The following is a roll-forward of loans held for sale that are measured at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Beginning balance	$—	$18,080	$17,590	$—
Originations	—	—	—	19,088
Loans liquidated	(33,895)	(17,385)	(48,429)	(39,945)
Principal paydowns	(2)	—	(31)	—
Total unrealized loss included in net income	(162)	(695)	(708)	—
Loans transferred from held for investment	34,059	—	31,578	20,857
Ending balance	$—	$—	$—	$—

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value through the use of a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of June 30, 2024 and December 31, 2023, financial assets and liabilities measured at fair value include loans held for investment at fair value, loans held for sale at fair value, mortgage servicing rights, derivative instruments, and securitized debt at fair value. Financial assets measured at the lower of cost or estimated fair value include certain individually evaluated loans held for investment and REO, which are measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $16.3 million and $8.5 million as of June 30, 2024 and December 31, 2023, respectively, net of specific allowance for credit losses of approximately $1.6 million and $1.0 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	June 30, 2024
	Carrying				Estimated
Asset Category	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Cash	$47,366	$47,366	$—	$—	$47,366
Restricted cash	32,293	32,293	—	—	32,293
Loans held for investment, net	2,619,619	—	—	2,483,332	2,483,332
Loans held for investment, at fair value	1,971,683	—	—	1,971,683	1,971,683
Accrued interest receivables	31,124	31,124	—	—	31,124
Mortgage servicing rights	12,229	—	—	12,229	12,229

Liabilities:
Secured financing, net	$283,909	$—	$—	$287,435	$287,435
Warehouse repurchase facilities, net	237,437	—	237,437	—	237,437
Securitized debt, net	2,228,941	—	2,014,525	—	2,014,525
Securitized debt, at fair value	1,509,952	—	1,509,952	—	1,509,952
Derivative liability	374	—	374	—	374
Accrued interest payable	24,559	24,559	—	—	24,559

	December 31, 2023
	Carrying				Estimated
Asset Category	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Cash	$40,566	$40,566	$—	$—	$40,566
Restricted cash	21,361	21,361	—	—	21,361
Loans held for sale, at fair value	17,590	—	17,590	—	17,590
Loans held for investment, net	2,828,123	—	—	2,672,705	2,672,705
Loans held for investment, at fair value	1,306,072	—	—	1,306,072	1,306,072
Accrued interest receivable	27,028	27,028	—	—	27,028
Mortgage servicing rights	8,578	—	—	8,578	8,578

Liabilities:
Secured financing, net	$211,083	$—	$—	$212,625	$212,625
Warehouse repurchase facilities, net	334,755	—	334,755	—	334,755
Securitized debt, net	2,418,811	—	2,155,718	—	2,155,718
Securitized debt, at fair value	877,417		877,417	—	877,417
Accrued interest payable	20,473	20,473	—	—	20,473
Derivative liability	3,665	—	3,665	—	3,665

Note 19 — Subsequent Events

The Company has evaluated events that have occurred subsequent to June 30, 2024 through the issuance of the accompanying consolidated financial statements and has concluded there are no other subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

In addition, the statements and assumptions in this Quarterly Report that are not statements of historical fact are forward-looking statements within the meaning of federal securities laws. In particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the next quarter and beyond are forward-looking statements. For important information regarding these forward-looking statements, please see the discussion below under the caption “Forward-Looking Statements.”

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee and, based on all loans in our portfolio as of June 30, 2024, has an average balance of approximately $387 thousand. As of June 30, 2024, our loan portfolio totaled $4.5 billion of UPB on properties in 45 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 67.4% of which the 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, represented 54.1% of the UPB. For the three months ended June 30, 2024, the annualized yield on our total portfolio was 8.98%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitized debt, corporate debt, and equity. The securitized debt market is our primary source of long-term financing. We have successfully executed thirty-four securitized debt transactions, resulting in a total of over $7.1 billion in gross debt proceeds from May 2011 through June 30, 2024. We may also continue to sell loans from time to time for cash in lieu of holding the loans in our loan portfolio.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on our loan portfolio and interest expense paid on our portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of our warehouse facilities and securitized debt and excludes our corporate debt. For the three months ended June 30, 2024, our annualized portfolio related net interest margin increased to 3.54% compared to the 3.24% for the three months ended June 30, 2023. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for credit losses and operating expenses. For the three and six months ended June 30, 2024, including net income attributable to noncontrolling interest, we generated pre-tax income of $19.9 million and $43.1 million, and net income of $14.7 million and $32.0 million, respectively.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed Ginnie Mae issuer/servicer that provides government-insured Federal Housing Administration (“FHA”) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century earns origination fees and servicing fees from the mortgage servicing rights on its servicing portfolio.

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

Recent Developments

Securitized Debt

In June 2024, we completed the securitization of $209.9 million of investor real estate loans, as measured by UPB.

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

These polices and estimates relate to the allowance for credit losses, fair value option accounting, and deferred income tax assets and liabilities. Our critical accounting policies and estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC.

How We Assess Our Business Performance

Net income is the primary metric by which we assess our business performance. Accordingly, we closely monitor the primary drivers of net income which consist of the following:

Net Interest Income

Net interest income is the largest contributor to our net income and is monitored on both an absolute basis and relative to provision for credit losses and operating expenses. We generate net interest income to the extent that the rate at which we lend in our portfolio exceeds the cost of financing our portfolio, which we primarily achieve through long-term securitized debt. Accordingly, we closely monitor the financing markets and maintain consistent dialogue with investors and financial institutions as we evaluate our financing sources and cost of funds.

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

Periodic changes in net interest income are primarily driven by: (1) origination volume and changes in average outstanding loan balances and (2) interest rates and changes in interest earned on our portfolio or paid on our debt. Historically, origination volume and portfolio size have been the largest contributors to the growth in our net interest income. We measure net interest income before and after interest expense related to our corporate debt and before and after our provision for credit losses.

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

One of our seven warehouse repurchase facilities have interest payment obligations tied to the one-month American Interbank Offered Rate, (“AMERIBOR”). Six of our warehouse repurchase and revolving loan facilities have interest payment obligations tied to the Secured Overnight Offering Rate (“SOFR”).

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

Portfolio and Asset Quality

Key Portfolio Statistics

	June 30, 2024	March 31, 2024	June 30, 2023
	($ in thousands)
Total loans	$4,479,901	$4,281,533	$3,719,825
Loan count	11,582	11,013	9,541
Average loan balance	$387	$389	$390
Weighted average loan-to-value	67.4%	67.6%	68.2%
Weighted average coupon	9.3%	9.1%	8.4%
Nonperforming loans (UPB) (A)	$470,649	$432,560	$371,154
Nonperforming loans (% of total) (A)	10.5%	10.1%	10.0%

(A) Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $40.7 million, $45.1 million, and $43.5 million of COVID-19 forbearance-granted loans 90 days or more past due or placed on nonaccrual status as of June 30, 2024, March 31, 2024, and June 30, 2023, respectively.

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

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
	($ in thousands)
Three Months Ended June 30, 2024:
Loan originations — held for investment	1,109	$422,226	$381	11.03%	64.7%
Loan originations — held for sale	—	—	—	—%	—%
Total loan originations	1,109	$422,226	$381	11.03%	64.7%
Loan acquisitions — held for investment	3	3,371	1,124	8.76%	53.5%
Total loans originated and acquired	1,112	$425,597	$383	11.02%	64.6%
Three Months Ended March 31, 2024:
Loan originations — held for investment	958	$378,671	$395	11.06%	63.8%
Loan originations — held for sale	—	—	—	—%	—%
Total loan originations	958	$378,671	$395	11.06%	63.8%
Loan acquisitions — held for investment	31	12,270	396	11.48%	59.2%
Total loans originated and acquired	989	$390,941	$395	11.07%	63.7%
Three Months Ended June 30, 2023:
Loan originations — held for investment	722	$258,646	$358	11.00%	67.7%
Loan originations — held for sale	—	—	—	—%	—%
Total loan originations	722	$258,646	$358	11.00%	67.7%
Loan acquisitions — held for investment	—	—	—	—%	—%
Total loans originated and acquired	722	$258,646	$358	11.00%	67.7%

During the second quarter of 2024, loan originations increased $43.6 million and $163.6 million from the quarters ended March 31, 2024 and June 30, 2023, respectively.

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

	June 30, 2024	December 31, 2023
	(In thousands)
Unpaid principal balance	$4,479,901	$4,055,936
Valuation adjustments on FVO loans	90,798	54,677
Deferred loan origination costs	25,843	28,351
Total loans held for investment, gross	4,596,542	4,138,964
Allowance for credit losses	(5,240)	(4,769)
Loans held for investment, net	$4,591,302	$4,134,195

The following table illustrates the contractual maturities for our loans held for investment in aggregate UPB and as a percentage of our total held for investment loan portfolio as of the dates indicated:

	June 30, 2024		March 31, 2024		June 30, 2023
	UPB	%	UPB	%	UPB	%
	($ in thousands)
Loans due in less than one year	$156,411	3.5%	$156,441	3.7%	$141,299	3.8%
Loans due in one to five years	62,349	1.4	66,298	1.5	36,051	1.0
Loans due in more than five years	4,261,141	95.1	4,058,794	94.8	3,542,475	95.2
Total loans held for investment	$4,479,901	100.0%	$4,281,533	100.0%	$3,719,825	100.0%

Allowance for Credit Losses

For the June 30, 2024 estimate, we considered a severe stress scenario with a seven-quarter reasonable and supportable forecast period followed by a three-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate and reflects the uncertainties of a decelerating economy, persistent high inflation, and turmoil in the geopolitical markets with a wider Middle East Conflict growing and the continued war in Ukraine.

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

For the December 31, 2023 current expected credit loss (“CECL”) estimate, we considered a severe stress scenario with an eight-quarter reasonable and supportable forecast period followed by a two-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate given the continued inflation in the United States, the wars between Russia/Ukraine and Israel/Hamas, continued disruption in the supply chain, and concerns of a recession.

Our allowance for credit losses as of June 30, 2024 was $5.2 million compared to $4.6 million as of June 30, 2023. The increase in allowance for credit losses from June 30, 2023 was primarily due to an increase in the individually-assessed component of the reserve. Our overall credit loss reserve for the periods was within our expected range of 0.15% to 0.20% of loans held for investment, excluding FVO loans. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss, is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

To estimate the allowance for credit losses in our portfolio of loans held for investment carried at amortized cost, we follow a detailed internal review process, considering a number of different factors including, but not limited to, our ongoing analyses of loans, historical loss rates, relevant environmental factors, relevant market research, trends in delinquencies, effects and changes in credit concentrations, and ongoing evaluation of fair values.

The following table illustrates the activity in our allowance for credit losses over the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Allowance for credit losses:	($ in thousands)
Beginning balance	$5,267	$5,045	$4,769	$4,893
Provision for credit losses	218	298	1,219	933
Charge-offs	(245)	(717)	(748)	(1,200)
Ending balance	$5,240	$4,626	$5,240	$4,626
Total loans held for investment (UPB), excluding FVO	$2,599,016	$3,031,725	$2,599,016	$3,031,725
Allowance for credit losses / loans held for investment, excluding FVO	0.20%	0.15%	0.20%	0.15%

Credit Quality – Loans Held for Investment and Loans Held for Investment at Fair Value

The following table provides delinquency information on our loans held for investment and loans held for investment at fair value by UPB as of the dates indicated:

	June 30, 2024 (A)		COVID-19 Forbearance	March 31, 2024 (A)		COVID-19 Forbearance	June 30, 2023 (A)		COVID-19 Forbearance
	($ in thousands)
Performing/Accruing:
Current	$3,669,659	81.9%	$95,614	$3,517,715	82.2%	$94,404	$3,114,091	83.7%	$123,443
30-59 days past due	247,100	5.5	17,598	239,493	5.6	21,886	164,586	4.4	9,995
60-89 days past due	92,494	2.1	4,590	91,765	2.1	3,787	69,994	1.9	4,981
90+ days past due	—	—	—	—	—	—	—	—	—
Total Performing Loans	4,009,253	89.5	117,802	3,848,973	89.9	120,077	3,348,671	90.0	138,419
Nonperforming/Nonaccrual:
<90 days past due	19,347	0.5	746	20,473	0.5	909	23,125	0.6	5,066
90+ days past due	37,161	0.8	710	27,919	0.7	1,587	39,536	1.1	2,088
Bankruptcy	47,011	1.0	7,472	45,471	1.1	4,046	20,256	0.5	1,130
In foreclosure	367,129	8.2	31,787	338,697	7.9	38,522	288,237	7.8	35,236
Total nonperforming loans	470,648	10.5	40,715	432,560	10.1	45,064	371,154	10.0	43,520
Total loans held for investment	$4,479,901	100.0%	$158,517	$4,281,533	100.0%	$165,141	$3,719,825	100.0%	$181,939
(A)
Balance includes $158.5 million UPB of loans held for investment as of June 30, 2024, $165.1 million as of March 31, 2024, and $181.9 million as of June 30, 2023 in our COVID-19 forbearance program.

Other than loans in the COVID-19 forbearance program, loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $470.6 million, or 10.5% of our held for investment loan portfolio as of June 30, 2024, compared to $432.6 million, or 10.1% as of March 31, 2024, and $371.2 million, or 10.0% of the held for investment loan portfolio as of June 30, 2023.The increase in total nonperforming loans as of June 30, 2024 compared to March 31, 2024 and June 30, 2023 is due to an increase in the size of our portfolio and management’s decision to move loans into foreclosure early in the delinquency process.

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following tables summarize the resolution activities of loans that became nonperforming prior to the beginning of the periods indicated or became nonperforming and subsequently resolved during the periods indicated. We resolved $68.6 million of long-term and short-term non-performing loans for the quarter ended June 30, 2024, which was higher, compared to $49.5 million and $43.6 million for the quarters ended March 31, 2024 and June 30, 2023, respectively. From these resolution activities, including the REO resolutions, we realized net gains of $1.0 million, $1.3 million, and $1.5 million for the quarters ended June 30, 2024, March 31, 2024, and June 30, 2023, respectively. This is largely the result of collecting default interest and prepayment penalties in excess of the contractual principal and interest due on loans.

The table below includes resolutions for our long-term nonperforming loans and REO's for the periods indicated:

	Three Months Ended
Long-Term Loans	June 30, 2024		March 31, 2024		June 30, 2023
	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
	($ in thousands)
Resolved — paid in full	$26,119	$793	$16,563	$798	$13,485	$965
Resolved — paid current	35,292	188	27,494	164	19,771	280
Resolved — REO sold	7,859	(202)	3,888	224	4,836	(382)
Total resolutions	$69,270	$779	$47,945	$1,186	$38,092	$863
Recovery rate on resolved nonperforming UPB		101.1%		102.5%		102.3%

The short-term loans, or loans with a maturity of two-year or less, do not require prepayment fees and usually result in a lower gain when paid in full, as compared to long term loans. The table below includes resolutions for our short-term nonperforming loans and REO's, and also includes loans that were granted a COVID-19 forbearance in 2020:

	Three Months Ended
Short-Term and Forbearance Loans	June 30, 2024		March 31, 2024		June 30, 2023
	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
	($ in thousands)
Resolved — paid in full	$4,545	$93	$2,496	$—	$7,004	$318
Resolved — paid current	2,689	1	2,927	25	3,290	89
Resolved — REO sold	4,176	165	1,161	62	1,672	222
Total resolutions	$11,410	$259	$6,584	$87	$11,966	$629
Recovery rate on resolved nonperforming UPB		102.3%		101.3%		105.3%

Real Estate Owned, net (“REO”)

REO includes real estate we acquire through foreclosure or by deed-in-lieu of foreclosure. REO assets are initially recorded at fair value, less estimated costs to sell, on the date of foreclosure. Adjustments that reduce the carrying value of the loan to the fair value of the real estate at the time of foreclosure are recognized as charge-offs in the allowance for credit losses. Positive adjustments at the time of foreclosure are recognized in other operating income. After foreclosure, we periodically obtain new valuations and any subsequent changes to fair value, less estimated costs to sell, are reflected as valuation adjustments, included in “real estate owned, net” in the consolidated statements of income.

As of June 30, 2024, our REO included 89 properties with a lower of cost or estimated fair value of $50.8 million compared to 76 properties with a lower of cost or estimated fair value of $46.3 million as of March 31, 2024, and 45 properties with a lower of cost or estimated fair value of $20.4 million as of June 30, 2023.

Charge-offs, Gain (Loss) on REO

Our actual charge-offs have been minimal as a percentage of nonperforming loans held for investment. The valuation impact to our earnings from loans becoming REO or in REO is a combination of 1) loan charge-offs, 2) gain on transfer to REO included in “gain on disposition of loans” in the consolidated statements of income, 3) net gain or loss on sale of REO, and 4) net valuation adjustments on REO. The table below shows our actual charge-offs; gain on transfer of nonperforming loans to REO; gain on disposition of REO; and net valuation adjustments on REO; for the periods indicated:

	Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2024		March 31, 2024		June 30, 2023
	($ in thousands)
Average nonperforming loans for the period (1)	$320,392		$321,442		$313,800
Charge-offs	748		504		1,200
Charge-offs / Average nonperforming loans for the period (1)	0.47%	(2)	0.63%	(2)	0.76%	(2)
Gain on transfer to REO	4,074		1,160		2,248
Gain (loss) on sale of REO	249		286		(39)
REO valuations, net	(2,261)		(1,722)		(1,670)
Total gain (loss) on REO	2,061		(276)		538
(1)
Reflects the monthly average of nonperforming loans held for investment, excluding FVO loans, during the period.
(2)
Reflects annualized charge-offs to average nonperforming loans for the period.

Concentrations – Loans Held for Investment

As of June 30, 2024, our held for investment loan portfolio was concentrated in investor 1-4 loans, representing 54.1% of the UPB. Mixed used properties represented 11.4% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. Geographically, the principal balance of our loans held for investment were concentrated 21.3% in California, 17.2% in New York, 13.3% in Florida, 7.4% in New Jersey, and 5.1% in Texas.

Property Type	June 30, 2024
	Loan Count	UPB	% of Total UPB
	($ in thousands)
Investor 1-4	7,184	$2,424,554	54.1%
Mixed use	1,241	510,483	11.4
Retail	796	385,120	8.6
Multifamily	608	336,447	7.5
Warehouse	449	288,380	6.4
Office	589	254,836	5.7
Other (1)	715	280,081	6.3
Total loans held for investment	11,582	$4,479,901	100.0%
(1)
All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	June 30, 2024
	Loan Count	UPB	% of Total UPB
	($ in thousands)
California	1,458	$954,420	21.3%
New York	1,414	769,027	17.2
Florida	1,490	594,684	13.3
New Jersey	963	329,932	7.4
Texas	656	228,990	5.1
Other (1)	5,601	1,602,848	35.7
Total loans held for investment	11,582	$4,479,901	100.0%
(1)
All other states individually comprise less than 5.0% of the total unpaid principal balance.

Key Performance Metrics

	Three Months Ended
	June 30, 2024 (1)	March 31, 2024 (1)	June 30, 2023 (1)
	($ in thousands)
Average loans	$4,355,941	$4,159,412	$3,637,570
Portfolio yield	8.98%	8.71%	8.24%
Average debt — portfolio related	3,941,507	3,753,732	3,258,651
Average debt — total company	4,231,507	4,015,283	3,473,651
Cost of funds — portfolio related	6.01%	5.93%	5.58%
Cost of funds — total company	6.18%	6.08%	5.71%
Net interest margin — portfolio related	3.54%	3.35%	3.24%
Net interest margin — total company	2.98%	2.83%	2.78%
Charge-offs/Average loans held for investment, excluding FVO loans	0.04%	0.07%	0.09%
Pre-tax return on equity	16.95%	20.77%	16.81%
Return on equity	12.54%	15.49%	12.21%
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

Our portfolio related cost of funds increased to 6.01% for the three months ended June 30, 2024 from 5.93% for the prior quarter and increased from 5.58% for the three months ended June 30, 2023.

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

Over the periods shown below, our portfolio related net interest margin increased to 3.54% for the three months ended June 30, 2024 from 3.35% and 3.24% for the three months ended March 31, 2024 and June 30, 2023, respectively. The increase was primarily due to higher average yield on our loan portfolio.

Our total company net interest margin of 2.98% for the three months ended June 30, 2024 increased from 2.83% for the prior quarter, and increased from 2.78% for the three months ended June 30, 2023. The increase in total company net interest margin during the three months ended June 30, 2024 was primarily due to higher average yield on our loan portfolio.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Three Months Ended
	June 30, 2024			March 31, 2024			June 30, 2023
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	($ in thousands)
Loan portfolio:
Loans held for sale	$9,979			$9,661			$3,477
Loans held for investment	4,345,962			4,149,750			3,634,093
Total loans	$4,355,941	$97,760	8.98%	$4,159,411	$90,529	8.71%	$3,637,570	$74,897	8.24%

Debt:
Warehouse facilities	$263,029	$6,116	9.30%	$267,559	$6,392	9.56%	$238,027	$5,910	9.93%
Securitized debt	3,678,478	53,072	5.77%	3,486,173	49,283	5.65%	3,020,624	39,541	5.24%
Total debt - portfolio related	3,941,507	59,188	6.01%	3,753,732	55,675	5.93%	3,258,651	45,451	5.58%
Corporate debt	290,000	6,155	8.49%	261,552	5,380	8.23%	215,000	4,139	7.70%
Total debt	$4,231,507	$65,343	6.18%	$4,015,284	$61,055	6.08%	$3,473,651	$49,590	5.71%

Net interest spread - portfolio related (2)			2.97%			2.77%			2.66%
Net interest margin - portfolio related			3.54%			3.35%			3.24%

Net interest spread - total company (3)			2.80%			2.62%			2.53%
Net interest margin - total company			2.98%			2.83%			2.78%
(1)
Annualized.
(2)
Net interest spread - portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)
Net interest spread - total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.

Charge-Offs

Our annualized charge-off rate over average loans held for investment carried at amortized cost for the three months ended June 30, 2024 decreased to 0.04% as compared to 0.07% and 0.09% for the three months ended March 31, 2024 and June 30, 2023, respectively. The charge-offs rate reflects year-to-date annualized charge-offs as a percentage of average loans held for investment for the respective quarters. We do not record charge-offs on FVO loans which are carried at estimated fair value. We do not record charge-offs on our loans held for sale which are carried either at fair value, or at the lower of cost or estimated fair value.

Pre-Tax Return on Equity and Return on Equity

Pre-tax return on equity and return on equity reflect income before income taxes and net income including income attributable to noncontrolling interest, respectively, as a percentage of the monthly average total stockholders’ equity including noncontrolling interest over the specified period. Pre-tax return on equity and return on equity decreased during the quarter ended June 30, 2024 compared to the quarter ended March 31, 2024 due to the decrease in income before income taxes and net income. Pre-tax return on equity and return on equity remained consistent compared to the quarter ended June 30, 2023.

	Three Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023
	($ in thousands)
Income before income taxes (A)	$19,873	$23,236	$16,824
Net income (B)	14,711	17,333	12,222

Monthly average balance:
Stockholders' equity (C)	469,071	447,613	400,441

Pre-tax return on equity (A)/(C) (1)	16.9%	20.8%	16.8%

Return on equity (B)/(C) (1)	12.5%	15.5%	12.2%
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

Interest income on loans held for investment is comprised of interest income on loans and prepayment fees less the amortization of deferred net costs related to the origination of loans. Interest income on loans held for sale is comprised of interest income earned on loans prior to their sale. The net fees and costs associated with loans held for sale carried at the lower of cost or fair value, are deferred as part of the carrying value of the loan and recognized as a gain or loss on the sale of the loan. The fees and costs associated with loans carried at fair value are recognized and expensed as incurred.

Interest Expense — Portfolio Related

Portfolio related interest expense is incurred on the debt obtained to fund our loan origination and portfolio activities and consists of our warehouse facilities and securitized debt. Portfolio related interest expense also includes the amortization of expenses incurred as a result of issuing the debt when the debt is carried at amortized cost, which are amortized using the level yield method. Key drivers of interest expense include the debt amounts outstanding, interest rates, and the mix of our securitized debt and warehouse liabilities.

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

Provision for Credit Losses

Effective January 1, 2020, we adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments replacing the incurred loss accounting approach with the CECL approach. Under the CECL methodology, the allowance for credit losses is calculated using a third-party model with our historical loss rates by segment, loans position as of the balance sheet date, and assumptions from us. We do not record provision for credit losses on loans held for sale, or loans carried at fair value.

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

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Interest income	$97,760	$74,897	$188,289	$145,418
Interest expense - portfolio related	59,188	45,451	114,863	87,480
Net interest income - portfolio related	38,572	29,446	73,426	57,938
Interest expense - corporate debt	6,155	4,139	11,535	8,278
Net interest income	32,417	25,307	61,891	49,660
Provision for credit losses	218	298	1,219	933
Net interest income after provision for credit losses	32,199	25,009	60,672	48,727
Other operating income	22,561	14,037	48,336	26,878
Total operating expenses	34,887	22,222	65,898	44,024
Income before income taxes	19,873	16,824	43,110	31,581
Income tax expense	5,162	4,602	11,066	8,623
Net income	14,711	12,222	32,044	22,958
Net (loss) income attributable to noncontrolling interest	(67)	39	15	126
Net income attributable to Velocity Financial, Inc.	$14,778	$12,183	$32,029	$22,832

Net Interest Income — Portfolio Related

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
	(In thousands)
Interest income	$97,760	$74,897	$22,863	$188,289	$145,418	$42,871
Interest expense - portfolio related	59,188	45,451	13,737	114,863	87,480	27,383
Net interest income - portfolio related	$38,572	$29,446	$9,126	$73,426	$57,938	$15,488

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income increased to $38.6 million from $29.4 million for the three months ended June 30, 2024 and 2023, respectively. Our portfolio related net interest income increased to $73.4 million for the six months ended June 30, 2024 from $57.9 million for the six months ended June 30, 2023.

Interest Income. Interest income increased by $22.9 million to $97.8 million for the three months ended June 30, 2024, compared to $74.9 million for the three months ended June 30, 2023, primarily attributable to higher portfolio balances and higher average loan yield. For the three months ended June 30, 2024, the average loan yield was 8.98% compared to 8.24% for the three months ended June 30, 2023. Interest income increased by $42.9 million to $188.3 million for the six months ended June 30, 2024, compared to $145.4 million for the six months ended June 30, 2023. The increase in interest income for the six months ended June 30, 2024 was primarily attributable to higher portfolio balances due to loan originations and higher average loan yield.

The following tables distinguish between the change in interest income attributable to change in volume and the change in interest income attributable to a change in rate for the three and six months ended June 30, 2024 and 2023, respectively. The effect of changes in volume is determined by multiplying the change in average loan balance of $0.7 billion by the previous period’s average yield of 8.24%. The effect of rate changes is calculated by multiplying the change in average yield of 0.74% by the current period’s average loan balance of $4.4 billion.

	Three Months Ended June 30, 2024 and 2023
	Average Loans	Interest Income	Average Yield (1)
	($ in thousands)
Three months ended June 30, 2024	$4,355,941	$97,760	8.98%
Three months ended June 30, 2023	3,637,570	74,897	8.24%
Volume variance	718,371	14,798
Rate variance		8,065	0.74%
Total interest income variance		$22,863
(1)
Annualized.

	Six Months Ended June 30, 2024 and 2023
	Average Loans	Interest Income	Average Yield (1)
	($ in thousands)
Six Months Ended June 30, 2024	$4,257,677	$188,289	8.84%
Six Months Ended June 30, 2023	3,581,299	145,418	8.12%
Volume variance	676,378	27,461
Rate variance		15,410	0.72%
Total interest income variance		$42,871
(1)
Annualized.

Interest Expense — Portfolio Related. Portfolio related interest expense, which consists of interest incurred on our warehouse facilities and securitized debt, increased to $59.2 million for the three months ended June 30, 2024 from $45.5 million for the three months ended June 30, 2023, and increased to $114.9 million for the six months ended June 30, 2024 from $87.5 million for the six months ended June 30, 2023, primarily attributable to a higher loan portfolio being financed and increased interest rates.

The following tables present the information regarding the portfolio related interest expense and distinguishes between the change in interest expense attributable to changes in the average outstanding debt balance (volume) versus changes in cost of funds (rate) for the three and six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30, 2024 and 2023
	Average Debt (1)	Interest Expense	Cost of Funds (2)
	($ in thousands)
Three months ended June 30, 2024	$3,941,507	$59,188	6.01%
Three months ended June 30, 2023	3,258,651	45,451	5.58%
Volume variance	682,856	9,526
Rate variance		4,211	0.43%
Total interest expense variance		$13,737
(1)
Includes securitized debt and warehouse agreements.
(2)
Annualized.

	Six Months Ended June 30, 2024 and 2023
	Average Debt (1)	Interest Expense	Cost of Funds (2)
	($ in thousands)
Six Months Ended June 30, 2024	$3,847,619	$114,863	5.97%
Six Months Ended June 30, 2023	3,205,150	87,480	5.46%
Volume variance	642,469	17,539
Rate variance		9,844	0.51%
Total interest expense variance		$27,383
(1)
Includes securitized debt and warehouse agreements.
(2)
Annualized.

Net Interest Income After Provision for Credit Losses

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
	(In thousands)
Net interest income - portfolio related	$38,572	$29,446	$9,126	$73,426	$57,938	$15,488
Interest expense - corporate debt	6,155	4,139	2,016	11,535	8,278	3,257
Net interest income	32,417	25,307	7,110	61,891	49,660	12,231
Provision for credit losses	218	298	(80)	1,219	933	286
Net interest income after provision for credit losses	$32,199	$25,009	$7,190	$60,672	$48,727	$11,945

Interest Expense — Corporate Debt. Corporate debt interest expense increased to $6.2 million for the three months ended June 30, 2024, compared to $4.1 million for the three months ended June 30, 2023, and increased to $11.5 million for the six months ended June 30, 2024, compared to $8.3 million for the six months ended June 30, 2023, primarily due to the issuance of $75.0 million of additional secured debt in February 2024.

Provision for Credit Losses. Our provision for credit losses remained relatively consistent at $0.2 million for the three months ended June 30, 2024 compared to $0.3 million for the three months ended June 30, 2023, and increased to $1.2 million for the six months ended June 30, 2024 from $0.9 million for the six months ended June 30, 2023. The increase is primarily due to the decrease in the valuation of underlying collateral for nonperforming loans.

Other Operating Income

The $8.5 million and $21.5 million increases in total other operating income for the three and six months ended June 30, 2024, respectively, were mainly due to the unrealized gains from new originations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
	(In thousands)
Gain on disposition of loans	$3,168	$1,237	$1,931	$4,865	$3,149	$1,716
Unrealized gain on fair value loans	17,123	2,413	14,710	36,049	9,767	26,282
Unrealized (loss) gain on fair value securitized debt	(4,643)	5,560	(10,203)	(6,961)	5,391	(12,352)
Origination fee income	5,072	2,735	2,337	10,058	5,145	4,913
Interest income on cash balance	1,731	1,189	542	3,362	2,136	1,226
Other income	110	903	(793)	963	1,290	(327)
Total other operating income	$22,561	$14,037	$8,524	$48,336	$26,878	$21,458

Operating Expenses

Operating expenses are presented in the following table. Changes in operating expenses comparing to the same periods prior year are discussed below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
	(In thousands)
Compensation and employee benefits	$16,562	$10,670	$5,892	$31,919	$20,678	$11,241
Origination expenses	749	123	626	1,395	72	1,323
Securitization expenses	6,232	2,699	3,533	9,106	5,284	3,822
Loan servicing	5,160	4,267	893	9,984	8,095	1,889
Professional fees	1,718	1,056	662	3,833	2,011	1,822
Rent and occupancy	617	458	159	1,115	905	210
Real estate owned, net	1,355	1,018	337	3,811	2,846	965
Other operating expenses	2,494	1,931	563	4,735	4,133	602
Total operating expenses	$34,887	$22,222	$12,665	$65,898	$44,024	$21,874

Compensation and Employee Benefits. Compensation and employee benefits increased by $5.9 million to $16.6 million for the three months ended June 30, 2024 compared to $10.7 million for the three months ended June 30, 2023, and increased by $11.2 million to $31.9 million for the six months ended June 30, 2024 compared to $20.7 million for the six months ended June 30, 2023. The increase was mainly driven by the increase in headcount and higher commissions expense over the last twelve months.

Origination Expenses. Origination expenses increased by $0.6 million to $0.7 million for the three months ended June 30, 2024, compared $0.1 million for the three months ended June 30, 2023, and increased by $1.3 million to $1.4 million for the six months ended June 30, 2024, compared to $0.1 million for the six months ended June 30, 2023. The increase in origination expenses was due to an increase in loan originations as compared to prior year.

Securitization Expenses. Securitization expenses were $6.2 million for the three months ended June 30, 2024 compared to $2.7 million for the three months ended June 30, 2023, and $9.1 million for the six months ended June 30, 2024 compared to $5.3 million for the six months ended June 30, 2023. The increase was a result of issuing two securitizations in the second quarter of 2024 as compared to issuing one securitization in the same period prior year.

Loan Servicing. Loan servicing expenses increased to $5.2 million for the three months ended June 30, 2024 from $4.3 million for the three months ended June 30, 2023, and increased to $10.0 million for the six months ended June 30, 2024 from $8.1 million for the six months ended June 30, 2023 primarily due to the increase in our total loan portfolio from prior year.

Professional Fees. Professional fees increased to $1.7 million for the three months ended June 30, 2024 compared to $1.1 million for the three months ended June 30, 2023, and increased by $1.8 million to $3.8 million for the six months ended June 30, 2024 as compared to $2.0 million for the six months ended June 30, 2023. The increase was primarily due to an increase in legal expenses.

Rent and Occupancy. Rent and occupancy expenses remained consistent at $0.6 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and were $1.1 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.

Net Expenses of Real Estate Owned. Net expenses of real estate owned increased to $1.4 million for the three months ended June 30, 2024 from $1.0 million for the three months ended June 30, 2023, and increased to $3.8 million for the six months ended June 30, 2024 from $2.8 million for the six months ended June 30, 2023, mainly due to an increase in valuation adjustments taken on underlying collateral values.

Other Operating Expenses. Other operating expenses increased to $2.5 million for the three months ended June 30, 2024 from $1.9 million for the three months ended June 30, 2023, and increased to $4.7 million for the six months ended June 30, 2024 from $4.1 million for the six months ended June 30, 2023. The increase is mainly due to an increase in data processing costs.

Income Tax Expense. Income tax expense was $5.2 million and $4.6 million for the three months ended June 30, 2024 and 2023, respectively, and $11.1 million and $8.6 million for the six months ended June 30, 2024 and 2023, respectively. Our annual consolidated effective tax rates were 27.3% and 27.6% for the years 2024 and 2023, respectively.

Quarterly Results of Operations

The following table sets forth certain financial information for each of the last eight completed fiscal quarters. The quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

The following table sets forth our unaudited quarterly results for the periods indicated:

	Three Months Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
	($ in thousands)
	(Unaudited)
Interest income	$97,760	$90,529	$86,269	$79,088	$74,897	$70,521	$65,632	$63,419
Interest expense - portfolio related	59,188	55,675	51,405	47,583	45,451	42,029	40,854	34,561
Net interest income - portfolio related	38,572	34,854	34,864	31,505	29,446	28,492	24,778	28,858
Net interest margin - portfolio related	3.54%	3.35%	3.52%	3.34%	3.24%	3.23%	2.84%	3.59%
Interest expense - corporate debt	6,155	5,380	4,140	4,138	4,139	4,139	4,139	4,011
Net interest income	32,417	29,474	30,724	27,367	25,307	24,353	20,639	24,847
Net interest margin - total company	2.98%	2.83%	3.10%	2.90%	2.78%	2.76%	2.36%	3.09%
Provision for (reversal of) credit losses	218	1,002	827	154	298	636	(437)	580
Net interest income after provision for credit losses	32,199	28,472	29,897	27,213	25,009	23,717	21,076	24,267
Other operating income	22,561	25,775	21,670	17,360	14,037	12,843	11,420	3,027
Operating expenses	34,887	31,011	29,260	27,334	22,222	21,803	20,804	13,245
Income before income taxes	19,873	23,236	22,307	17,239	16,824	14,757	11,692	14,049
Less (loss) income attributable to noncontrolling interest	(67)	82	(189)	83	39	87	(235)	307
Income tax expense	5,162	5,903	5,141	5,070	4,602	4,021	3,465	3,759
Net income	$14,778	$17,251	$17,355	$12,086	$12,183	$10,649	$8,462	$9,983

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

Cash and Cash Equivalents

Our total liquidity plus available warehouse capacity, including Century's revolving credit line, was $730.2 million as of June 30, 2024, comprised of $646.5 million of available warehouse capacity, $47.4 million in cash, and $36.4 million available borrowings for unencumbered loans.

We had cash of $47.4 million and $34.0 million, excluding restricted cash of $32.3 million and $16.8 million as of June 30, 2024 and 2023, respectively. The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended
	June 30, 2024	June 30, 2023
	(In thousands)
Cash provided by (used in):
Operating activities	$22,053	$32,429
Investing activities	(409,281)	(212,609)
Financing activities	404,960	168,897
Net change in cash, cash equivalents, and restricted cash	$17,732	$(11,283)

Cash flows from operating activities primarily includes net income adjusted for (1) cash used for origination and purchase of held for sale loans and the related cash proceeds from the sales of such loans, (2) non-cash items including depreciation, provision for credit losses, discount accretion, and valuation changes, and (3) changes in the balances of operating assets and liabilities.

For the six months ended June 30, 2024, our net cash provided by operating activities consisted mainly of $32.0 million in net income, $14.7 million in accounts payable and accrued expenses, offset by $36.0 million in the change in valuation of fair value loans.

For the six months ended June 30, 2024, our net cash used in investing activities consisted mainly of $800.9 million in cash used to originate loans held for investment, partially offset by $346.4 million in cash received in payoffs of loans held for investment.

For the six months ended June 30, 2024, our net cash provided by financing activities consisted mainly of $733.8 million in borrowings from our warehouse and repurchase facilities and $718.1 million in proceeds from asset-backed securities issued. The cash generated was offset by repayments of $831.6 million and $287.0 million, on our warehouse and repurchase facilities and asset-backed securities issued, respectively.

During the six months ended June 30, 2024 and 2023, we generated approximately $17.7 million and used $11.3 million, respectively, of net cash and cash equivalents on operating, investing and financing activities.

Warehouse Facilities

As of June 30, 2024, we had six non-mark-to-market warehouse facilities and one modified mark-to-market warehouse facility to support our loan origination and acquisition facilities. One agreement is a two-year warehouse repurchase facility, three agreements are one-year warehouse repurchase facilities and three agreements are three-year warehouse facilities. The borrowings are collateralized primarily by performing loans. One of the warehouse facilities bear interest at one-month AMERIBOR and six warehouse facilities at SOFR, all at margins ranging from 1.60% to 4.50%. Borrowing under these facilities was $238.5 million with $646.5 million of available capacity as of June 30, 2024.

Six warehouse facilities fund less than 100% and one warehouse facility funds at 100% of the principal balance of the mortgage loans we own, requiring us to use working capital to fund the remaining portion. We may need to use additional working capital if loans become delinquent, because the amount permitted to be financed by the facilities may change based on the delinquency performance of the pledged collateral.

All borrower payments on loans financed under the warehouse facilities are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities. The warehouse facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to-net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization of interest expense. If we fail to meet any of the covenants, or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of June 30, 2024, we were in compliance with these covenants.

Securitized debt

From May 2011 through June 2024, we have completed 34 securitized debts, issuing $7.1 billion in principal amount of securities to third parties. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The following table summarizes the securities issued, securities retained by us at the time of the securitization, and as of June 30, 2024 and December 31, 2023, and the stated maturity for each securitized debt. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 10% to 30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

		Securities Retained as of
Trusts	Securities Issued	Issuance Date	June 30, 2024	December 31, 2023	Stated Maturity Date
	(In thousands)
2017-2 Trust	$245,601	$12,927	$2,416	$2,416	October 2047
2018-1 Trust	176,816	9,308	1,602	1,602	April 2048
2018-2 Trust	307,988	16,210	3,122	3,614	October 2048
2019-1 Trust	235,580	12,399	—	—	March 2049
2019-2 Trust	207,020	10,901	—	—	July 2049
2019-3 Trust	154,419	8,127	—	—	October 2049
2020-1 Trust	248,700	13,159	—	—	February 2050
2020-2 Trust	96,352	32,118	12,847	12,847	June 2050
2021-1 Trust	251,301	13,227	—	—	May 2051
2021-2 Trust	194,918	10,260	—	—	August 2051
2021-3 Trust	204,205	—	—	—	October 2051
2021-4 Trust	319,116	—	—	—	December 2051
2022-1 Trust	273,594	5,015	4,077	4,206	February 2052
2022-2 Trust	241,388	11,202	10,282	10,971	March 2052
2022-MC1 Trust	84,967	40,911	46,862	45,026	May 2047
2022-3 Trust	296,323	18,914	15,489	15,489	May 2052
2022-4 Trust	308,357	25,190	13,336	13,414	July 2052
2022-5 Trust	188,754	65,459	12,649	12,649	October 2052
2023-1 Trust	198,715	41,593	4,043	4,043	December 2052
2023-1R Trust	64,833	66,228	66,228	66,228	October 2025
2023-2 Trust	202,210	24,229	23,839	23,948	April 2053
2023-RTL1 Trust	81,608	4,296	4,296	4,296	July 2028
2023-3 Trust	234,741	28,718	28,480	28,480	July 2053
2023-4 Trust	202,890	26,623	3,995	26,482	November 2053
2024-1 Trust	209,862	11,278	11,229	—	January 2054
2024-2 Trust	286,235	8,853	8,767	—	April 2054
2024-3 Trust	204,599	5,255	5,231	—	June 2054
Total	$5,721,092	$522,400	$278,790	$275,711

The following table summarizes outstanding bond balances for each securitized debt as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(In thousands)
2017-2 Trust	$39,444	$45,869
2018-1 Trust	29,170	33,505
2018-2 Trust	67,437	76,871
2019-1 Trust	69,189	76,391
2019-2 Trust	54,005	66,340
2019-3 Trust	53,431	58,089
2020-1 Trust	99,102	106,976
2020-2 Trust	40,293	45,180
2021-1 Trust	160,668	171,748
2021-2 Trust	133,508	143,797
2021-3 Trust	146,569	158,043
2021-4 Trust	223,950	244,919
2022-1 Trust	227,222	236,358
2022-2 Trust	200,677	210,217
2022-MC1 Trust	20,213	31,508
2022-3 Trust	244,398	257,047
2022-4 Trust	255,922	274,419
2022-5 Trust	147,377	162,925
2023-1 Trust	161,344	177,250
2023-1R Trust	51,383	58,237
2023-2 Trust	162,932	188,805
2023-RTL1 Trust	81,608	81,608
2023-3 Trust	213,787	227,228
2023-4 Trust	208,449	201,813
2024-1 Trust	195,460	—
2024-2 Trust	280,139	—
2024-3 Trust	203,662	—
Total	$3,771,339	$3,335,143

As of June 30, 2024 and December 31, 2023, the weighted average rates on the securities and certificates for the Trusts are as follows:

	June 30, 2024	December 31, 2023
2017-2 Trust	4.08%	3.97%
2018-1 Trust	4.09%	4.03%
2018-2 Trust	4.41%	4.48%
2019-1 Trust	4.09%	4.07%
2019-2 Trust	3.40%	3.42%
2019-3 Trust	3.32%	3.29%
2020-1 Trust	2.87%	2.85%
2020-2 Trust	4.67%	4.61%
2021-1 Trust	1.76%	1.76%
2021-2 Trust	2.02%	2.02%
2021-3 Trust	2.47%	2.46%
2021-4 Trust	3.26%	3.22%
2022-1 Trust	3.93%	3.93%
2022-2 Trust	5.06%	5.07%
2022-MC1 Trust	6.87%	6.90%
2022-3 Trust	5.73%	5.70%
2022-4 Trust	6.25%	6.24%
2022-5 Trust	7.05%	7.06%
2023-1 Trust	7.01%	7.02%
2023-1R Trust	7.61%	7.68%
2023-2 Trust	7.25%	7.19%
2023-RTL1 Trust	8.24%	8.24%
2023-3 Trust	7.86%	7.82%
2023-4 Trust	8.35%	8.38%
2024-1 Trust	7.64%	—%
2024-2 Trust	7.15%	—%
2024-3 Trust	7.24%	—%

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

Secured Financing (Corporate Debt)

On March 15, 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to a term loan previously entered into during 2021. The remaining portion of the net proceeds from the 2022 Term Loan was used for loan originations and general corporate purposes.

On February 5, 2024, the Company entered into a five-year $75.0 million syndicated corporate debt agreement, (“the 2024 Term Loan”). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months.

At-The-Market Equity Offering Program

On September 3, 2021, we entered into separate Equity Distribution Agreements with counterparties to establish an at-the-market equity offering program (“ATM Program”) where we may issue and sell, from time to time, shares of our common stock. Our ATM Program allows for aggregate gross sales of our common stock of up to $50,000,000 provided that the number of shares sold under the ATM Program does not exceed 5,000,000. For the three months ended March 31, 2024, 9,537 shares of common stock were sold under the ATM Program for net proceeds of $154.1 thousand. No shares were sold under the ATM program for the three months ended June 30, 2024.

Contractual Obligations and Commitments

On March 15, 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months.

On February 5, 2024, the Company entered into a five-year $75.0 million syndicated corporate debt agreement, (“the 2024 Term Loan”). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months.

As of June 30, 2024, we maintained warehouse facilities to finance our investor real estate loans and had approximately $238.5 million in outstanding borrowings with $646.5 million of available capacity under our warehouse and repurchase facilities.

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

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Forward-looking statements may contain expectations regarding our operations, including our loan originations, our ability to resolve non-performing loans and avoid losses on non-performing loans and the disposition of REOs and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future funding and development of our business and products, including the future results of our at-the-market equity offering program. Although we believe that the expectations reflected in these forward-looking statements have a reasonable basis, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this Quarterly Report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

•
the description of our business contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the Securities and Exchange Commission on March 15, 2024
•
the discussion of our analysis of financial condition and results of operations contained in this Quarterly Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
•
the notes to the consolidated financial statements contained in this Quarterly Report
•
cautionary statements we make in our public documents, reports and announcements

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides the information with respect to purchases made by us of shares of our common stock during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 2024	—	$—	—	$—
May 2024	14,892	17.88	—	—
June 2024	—	—	—	—
Total	14,892	$17.88	—	$—
(1)
Shares purchased during the period were transferred to the Company from employees and/or directors in satisfaction of tax obligations associated with the vesting of restricted stock awards during the period.
(2)
The Company currently does not have a common stock repurchase program.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended June 30, 2024.

Item 6. Exhibits.

The exhibits below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Conversion	8-K	001-39183	3.1	1/22/2020

3.2	Restated Certificate of Incorporation of Velocity Financial, Inc.	8-K	001-39183	3	5/23/2022

3.3	Amended and Restated Bylaws of Velocity Financial, Inc.	8-K	001-39183	3.2	3/25/2022

4.1	Form of Stock Certificate for Common Stock	S-1	333-234250	4.1	10/18/2019

4.2	Form of Warrant to Purchase Common Stock	8-K	001-39183	4.1	4/7/2020

4.3	Description of the Registrant’s Securities	10K	001-39183	4.3	4/7/2020

10.1	Stockholders Agreement, dated as of January 16, 2020	10-K	001-39183	10.1	4/7/2020

10.2	Registration Rights Agreement, dated as of January 16, 2020	10-K	001-39183	10.2	4/7/2020

10.3	Registration Rights Agreement, dated as of April 7, 2020	8-K	333-234250	10.1	4/7/2020

10.4	Securities Purchase Agreement among Velocity Financial, Inc. and the Purchasers Party thereto dated April 5, 2020	8-K	001-39183	10.1	4/6/2020

10.5	Velocity Financial, Inc. Employee Stock Purchase Plan*	DEF 14A	001-39183	AII	4/8/2022

10.6	Amended and Restated Velocity Financial, Inc. 2020 Omnibus Incentive Plan*	DEF 14A	001-39183	AI	4/8/2022

10.7	Form of Nonqualified Stock Option Award Notice and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.6	1/6/2020

10.8	Form of Nonqualified Stock Option Award Notice and Agreement (Director Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.7	1/6/2020

10.9	Form of Nonqualified Stock Option Award Notice and Agreement (Executive Officer Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.8	1/6/2020

10.10	Form of Restricted Stock Unit Grant and Agreement (Director Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.9	1/6/2020

10.11	Form of Restricted Stock Unit Grant and Agreement (Standard Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.10	1/6/2020

10.12	Form of Restricted Stock Grant and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.11	1/6/2020

10.13	Velocity Financial 2024 Annual Cash Incentive and Performance Stock Units Programs for Messrs. Farrar, Szczepaniak and Taylor*	8-K	001-39183	-	2/14/2024

10.14	Form of Equity Distribution Agreement, dated September 3, 2021	8-K	001-39183	1.1	9/7/2021

10.15	Form of Officer and Director Indemnity Agreement*	S-1/A	333-234250	10.37	11/6/2019

10.16	Form of Performance Stock Unit Grant and Agreement*	10-K	001-39183	10.16	3/15/2024

10.17	Note Purchase Agreement dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association, as collateral agent, and the respective purchasers of the Notes.	8-K	001-39183	10.1	3/16/2022

10.18	Security Agreement, dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association, as collateral agent.	8-K	001-39183	10.2	3/16/2022

10.19	Velocity Financial, Inc. Incentive Compensation Clawback Policy*	8-K	001-39183	99	2/7/2024

10.20	Form of Note Purchase Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association, as Collateral Agent and the respective purchasers of the Notes.	8-K	001-39183	10.1	2/6/2024

10.21	Security Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association.	8-K	001-39183	10.2	2/6/2024

10.22	Equal Priority Intercreditor Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association as the 2027 Notes Collateral Agent and U.S. Bank Trust Company, National Association as the 2029 Notes Collateral Agent.	8-K	001-39183	10.3	2/6/2024

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 and (v) the Notes to unaudited Consolidated Financial Statements.

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

VELOCITY FINANCIAL, INC.

Date: August 1, 2024	By:	/s/ Christopher D. Farrar
Christopher D. Farrar
Chief Executive Officer

Date: August 1, 2024	By:	/s/ Mark R. Szczepaniak
Mark R. Szczepaniak
Chief Financial Officer