Form 10-Q
period 2024-09-30
Velocity Financial, Inc.
filed 2024-11-08
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 33,114,845 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and cash equivalents	$44,094	$40,566
Restricted cash	23,167	21,361
Loans held for sale, at fair value	19,231	17,590
Loans held for investment, at amortized cost	2,526,320	2,828,123
Loans held for investment, at fair value	2,354,718	1,306,072
Total loans, net	4,900,269	4,151,785
Accrued interest receivables	32,944	27,028
Receivables due from servicers	93,681	85,077
Other receivables	4,265	8,763
Real estate owned, net	62,361	44,268
Property and equipment, net	1,693	2,785
Deferred tax asset	14,501	2,339
Mortgage servicing rights, at fair value	12,416	8,578
Goodwill	6,775	6,775
Other assets	6,308	5,248
Total assets	$5,202,474	$4,404,573

LIABILITIES
Accounts payable and accrued expenses	$140,534	$121,969
Secured financing, net	284,371	211,083
Securitized debt, at amortized cost	2,105,099	2,418,811
Securitized debt, at fair value	1,749,268	877,417
Warehouse and repurchase facilities, net	434,027	334,755
Derivative liability	1,486	3,665
Total liabilities	4,714,785	3,967,700
Commitments and contingencies
EQUITY
Common stock ($0.01 par value, 100,000,000 shares authorized; 33,330,407 and 32,987,248 shares issued, 33,114,845 and 32,865,836 shares outstanding as of September 30, 2024 and December 31, 2023, respectively)	335	331
Additional paid-in capital	313,087	306,736
Retained earnings	176,738	128,906
Treasury stock, at cost (215,562 and 121,412 common shares as of September 30, 2024 and December 31, 2023, respectively)	(2,869)	(1,319)
Accumulated other comprehensive loss	(2,655)	(1,210)
Total Velocity Financial, Inc. stockholders' equity	484,636	433,444
Noncontrolling interest in subsidiary	3,053	3,429
Total equity	487,689	436,873
Total liabilities and equity	$5,202,474	$4,404,573

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

The following table represents the assets and liabilities of consolidated variable interest entities as follows:

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Restricted cash	$10,117	$11,428
Loans held for investment, at amortized cost	2,449,223	2,805,615
Loans held for investment, at fair value	1,810,924	914,891
Accrued interest and other receivables	114,551	104,663
Real estate owned, net	50,383	36,133
Deferred tax asset	566	—
Other assets	—	9
Total assets	$4,435,764	$3,872,739

LIABILITIES
Accounts payable and accrued expenses	$85,937	$74,153
Securitized debt	3,854,366	3,296,228
Total liabilities	$3,940,303	$3,370,381

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$105,070	$79,088	$293,359	$224,506
Interest expense — portfolio related	63,871	47,583	178,734	135,062
Net interest income — portfolio related	41,199	31,505	114,625	89,444
Interest expense — corporate debt	6,143	4,138	17,677	12,417
Net interest income	35,056	27,367	96,948	77,027
Provision for (reversal of) credit losses	(69)	154	1,151	1,088
Net interest income after provision for (reversal of) credit losses	35,125	27,213	95,797	75,939
Other operating income
Gain on disposition of loans	2,291	3,606	7,156	6,756
Unrealized gain (loss) on fair value loans	35,530	(1,284)	71,579	8,483
Unrealized gain (loss) on fair value securitized debt	(24,995)	9,692	(31,957)	15,083
Unrealized gain (loss) on mortgage servicing rights	(993)	341	(922)	548
Origination fee income	6,704	3,323	16,762	8,469
Interest income on cash balance	1,676	1,342	5,038	3,478
Other income	519	340	1,412	1,422
Total other operating income	20,732	17,360	69,068	44,239
Operating expenses
Compensation and employee benefits	17,586	12,523	49,505	33,200
Origination expenses	867	273	2,262	347
Securitization expenses	3,186	4,930	12,292	10,213
Loan servicing	5,656	4,901	15,639	12,996
Professional fees	2,305	854	6,140	2,865
Rent and occupancy	519	472	1,633	1,377
Real estate owned, net	1,951	1,239	5,762	4,085
Other operating expenses	2,543	2,142	7,278	6,276
Total operating expenses	34,613	27,334	100,511	71,359
Income before income taxes	21,244	17,239	64,354	48,819
Income tax expense	5,627	5,070	16,693	13,693
Net income	15,617	12,169	47,661	35,126
Net income (loss) attributable to noncontrolling interest	(186)	83	(171)	208
Net income attributable to Velocity Financial, Inc.	$15,803	$12,086	$47,832	$34,918
Less undistributed earnings attributable to unvested restricted stock awards	191	183	580	530
Net earnings attributable to common stockholders	$15,612	$11,903	$47,252	$34,388
Earnings per common share
Basic	$0.48	$0.37	$1.45	$1.07
Diluted	$0.44	$0.35	$1.34	$1.02
Weighted average common shares outstanding
Basic	32,711	32,275	32,613	32,166
Diluted	35,895	34,731	35,645	34,313

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to Velocity Financial, Inc.	$15,803	$12,086	$47,832	$34,918
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on cash flow hedges arising during the period	(4,161)	905	(1,362)	905
Reclassification adjustments included in net income	(92)	—	(83)	—
Total other comprehensive income (loss), net of tax	(4,253)	905	(1,445)	905
Total comprehensive income attributable to Velocity Financial, Inc.	$11,550	$12,991	$46,387	$35,823

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands, except share data)

(Unaudited)

	Common Stock - Number of Shares			Shareholders' Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance – December 31, 2022	32,523,516	(33,647)	32,489,869	$326	$300,310	$76,633	$(458)	$—	$376,811	$3,689	$380,500
Purchase of treasury stock, at cost	—	(85,574)	(85,574)	—	—	—	(836)	—	(836)	—	(836)
Restricted stock awarded and stock-based compensation expenses	198,137	—	198,137	2	998	—	—	—	1,000	—	1,000
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(160)	(160)
Net income	—	—	—	—	—	10,649	—	—	10,649	87	10,736
Balance – March 31, 2023	32,721,653	(119,221)	32,602,432	$328	$301,308	$87,282	$(1,294)	$—	$387,624	$3,616	$391,240
Issuance of common stock	107,567	—	107,567	1	874	—	—	—	875	—	875
Restricted stock awarded and stock-based compensation expenses	31,629	—	31,629	—	1,025	—	—	—	1,025	—	1,025
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(120)	(120)
Net income	—	—	—	—	—	12,183	—	—	12,183	39	12,222
Balance – June 30, 2023	32,860,849	(119,221)	32,741,628	$329	$303,207	$99,465	$(1,294)	$—	$401,707	$3,535	$405,242
Issuance of common stock	42,529	—	42,529	1	662	—	—	—	663	—	663
Stock-based compensation expenses	—	—	—	—	1,037	—	—	—	1,037	—	1,037
Net income	—	—	—	—	—	12,086	—	—	12,086	83	12,169
Other comprehensive income	—	—	—	—	—	—	—	905	905	—	905
Balance – September 30, 2023	32,903,378	(119,221)	32,784,157	$330	$304,906	$111,551	$(1,294)	$905	$416,398	$3,618	$420,016

Balance – December 31, 2023	32,987,248	(121,412)	32,865,836	$331	$306,736	$128,906	$(1,319)	$(1,210)	$433,444	$3,429	$436,873
Issuance of common stock	9,537	—	9,537	3	152	—	—	—	155	—	155
Purchase of treasury stock, at cost	—	(79,258)	(79,258)	—	—	—	(1,284)	—	(1,284)	—	(1,284)
Restricted stock awarded and stock-based compensation expenses	189,679	—	189,679	—	1,371	—	—	—	1,371	—	1,371
Net income	—	—	—	—	—	17,251	—	—	17,251	82	17,333
Other comprehensive income	—	—	—	—	—	—	—	2,004	2,004	—	2,004
Balance – March 31, 2024	33,186,464	(200,670)	32,985,794	$334	$308,259	$146,157	$(2,603)	$794	$452,941	$3,511	$456,452
Issuance of common stock	127,733	—	127,733	1	1,500	—	—	—	1,501	—	1,501
Purchase of treasury stock, at cost	—	(14,892)	(14,892)	—	—	—	(266)	—	(266)	—	(266)
Restricted stock awarded and stock-based compensation expenses	—	—	—	—	1,565	—	—	—	1,565	—	1,565
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(20)	(20)
Net income (loss)	—	—	—	—	—	14,778	—	—	14,778	(67)	14,711
Other comprehensive income	—	—	—	—	—	—	—	804	804	—	804
Balance – June 30, 2024	33,314,197	(215,562)	33,098,635	$335	$311,324	$160,935	$(2,869)	$1,598	$471,323	$3,424	$474,747
Issuance of common stock	16,210	—	16,210	—	189	—	—	—	189	—	189
Restricted stock awarded and stock-based compensation expenses	—	—	—	—	1,574	—	—	—	1,574	—	1,574
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(185)	(185)
Net income (loss)	—	—	—	—	—	15,803	—	—	15,803	(186)	15,617
Other comprehensive loss	—	—	—	—	—	—	—	(4,253)	(4,253)	—	(4,253)
Balance – September 30, 2024	33,330,407	(215,562)	33,114,845	$335	$313,087	$176,738	$(2,869)	$(2,655)	$484,636	$3,053	$487,689

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net income	$47,661	$35,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	650	567
Amortization of right-of-use assets	1,048	975
Provision for credit losses	1,151	1,088
Origination of loans held for sale	(18,947)	(38,036)
Proceeds from sales of loans held for sale	—	19,816
Net accretion of discount on purchased loans and amortization of deferred loan origination costs	3,317	3,763
Provision for uncollectible borrower advances	650	443
Gain on disposition of loans	(834)	(747)
Real estate acquired through foreclosure in excess of recorded investment	(6,322)	(6,009)
Amortization of debt issuance discount and costs	9,468	15,184
Change in valuation of real estate owned	3,903	2,486
Change in valuation of fair value loans	(71,579)	(8,483)
Change in valuation of mortgage servicing rights	922	(548)
Change in valuation of fair value securitized debt	31,957	(15,083)
Gain on sale of real estate owned	(864)	(112)
Stock-based compensation	4,510	3,205
Hedging activities	(3,145)	—
Deferred tax expense	(11,104)	4,328
Change in operating assets and liabilities:
Accrued interest and other receivables	(3,573)	(4,902)
Other assets	(1,385)	6,121
Accounts payable and accrued expenses	16,998	3,494
Net cash provided by operating activities	4,482	22,676
Cash flows from investing activities:
Purchase of loans held for investment	(16,210)	(10,963)
Origination of loans held for investment	(1,258,725)	(728,167)
Proceeds from sales of loans originally classified as held for investment	50,204	21,485
Payoffs of loans held for investment and loans at fair value	525,316	334,246
Proceeds from sale of real estate owned	19,798	18,978
Change in advances	(4,921)	2,308
Change in impounds and deposits	(165)	1,395
Purchase of property and equipment	(190)	(72)
Proceeds from sale of property and equipment	640	—
Purchase of mortgage servicing rights	(4,760)	—
Net cash used in investing activities	(689,013)	(360,790)
Cash flows from financing activities:
Warehouse repurchase facilities advances	1,365,638	753,270
Warehouse repurchase facilities repayments	(1,266,288)	(868,657)
Proceeds from secured financing	74,311	—
Proceeds of securitized debt, net	1,005,044	774,322
Repayment of securitized debt	(485,826)	(333,936)
Debt issuance costs	(3,104)	(2,126)
Proceeds from issuance of common stocks, net	1,845	1,398
Purchase of treasury stock	(1,550)	(837)
Distribution to non-controlling interest	(205)	(280)
Net cash provided by financing activities	689,865	323,154
Net increase (decrease) in cash, cash equivalents, and restricted cash	5,334	(14,960)
Cash, cash equivalents, and restricted cash at beginning of period	61,927	62,056
Cash, cash equivalents, and restricted cash at end of period	$67,261	$47,096

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for interest	$183,923	$134,038
Cash paid during the period for income taxes, net	22,780	2,943
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to held for sale	35,067	25,075
Transfer of loans held for investment to real estate owned	34,608	31,318
Transfer of accrued interest to loans held for investment	1,118	1,182
Transfer of loans held for sale to held for investment	2,612	4,218
Recognition of new leases in exchange for lease obligations	1,164	656

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Organization and Description of Business

Velocity Financial, LLC (“VF” or “the Company”) was a Delaware limited liability company formed on July 9, 2012, for the purpose of acquiring all membership units in Velocity Commercial Capital, LLC (“VCC”). On January 16, 2020, Velocity Financial, LLC converted from a Delaware limited liability company to a Delaware corporation and changed its name to Velocity Financial, Inc. Upon completion of the conversion, Velocity Financial, LLC’s Class A equity units of 97,513,533 and Class D equity units of 60,193,989 were converted to 11,749,994 shares of Velocity Financial, Inc. common stock. On January 22, 2020, the Company completed its initial public offering of 7,250,000 shares of common stock at a price of $13.00 per share to the public. On January 28, 2020, the Company completed the sale of an additional 1,087,500 shares of its common stock, representing the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. The Company’s stock trades on The New York Stock Exchange under the symbol “VEL”.

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2017-2 Trust through and including the 2024-4 Trust, all of which are New York common law trusts, with the exception of the VCC 2022-MC1 Trust, VCC 2023-1R Trust, and VCC 2023-RTL1 Trust which are Delaware statutory trusts. The Trusts are bankruptcy remote, variable interest entities (“VIE”) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed Government National Mortgage Association (“Ginnie Mae”) issuer/servicer that provides government-insured Federal Housing Administration (“FHA”) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century is a consolidated subsidiary of the Company as of completion of the acquisition. In addition, as a servicer of Ginnie Mae loans, Century is required to maintain a minimum net worth, and Century is in compliance with this requirement as of September 30, 2024.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2024 and 2023 have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

There have been no material changes to the Company’s significant accounting policies as described in its 2023 Annual Report.

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

The consolidated financial statements as of September 30, 2024 and December 31, 2023 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs.

(d)
Fair Value Option Accounting

The Company elected to apply fair value option (“FVO”) accounting to mortgage loans originated effective October 1, 2022. The fair value option loans are presented on a separate line item in the consolidated balance sheet. Interest income on FVO loans is recorded on an accrual basis in the consolidated statements of income under the heading interest income. The Company will not record a current expected credit loss (“CECL”) loan loss reserve on fair value option loans.

The Company elected to apply FVO accounting to securitized debt issued effective January 1, 2023 when the underlying collateral is also carried at fair value. The FVO securitized debt is presented on a separate line item in the consolidated balance sheet. The Company reflects interest expense on the FVO securitized debt as “interest” in the consolidated statements of income and presents the other fair value changes of the FVO securitized debt separately in the consolidated financial statements.

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

Accumulated other comprehensive income represents the cumulative balance of OCI, net of tax, as of the end of the reporting period and relates to unrealized gains or losses on cash flow hedges.

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

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. In accordance with various mortgage servicing and related agreements, Century maintains escrow accounts for mortgage insurance premium, tax and insurance, working capital, sinking fund and other mortgage related escrows. The total escrow balances payable amounted to $81.1 million and $81.2 million as of September 30, 2024 and 2023, respectively. These amounts are not reflected on the consolidated balance sheet of the Company.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets to the total of the same such amounts shown in the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash and cash equivalents	$44,094	$29,393
Restricted cash	23,167	17,703
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$67,261	$47,096

Note 5 — Loans Held for Sale at Fair Value

The following table summarizes loans held for sale at fair value as of September 30, 2024 and December 31, 2023:

Loans Held for Sale, at Fair Value:	September 30, 2024	December 31, 2023
	(In thousands)
Unpaid principal balance	$18,947	$16,954
Valuation adjustments on FVO loans held for sale	284	636
Ending balance	$19,231	$17,590

Note 6 — Loans Held for Investment at Amortized Cost and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of September 30, 2024, and December 31, 2023:

	September 30, 2024
	Loans Held for Investment, at Amortized Cost	Loans Held for Investment, at Fair Value	Total Loans Held for Investment
	(In thousands)
Unpaid principal balance	$2,506,426	$2,227,893	$4,734,319
Valuation adjustments on FVO loans	—	126,825	126,825
Deferred loan origination costs	24,745	—	24,745
	2,531,171	2,354,718	4,885,889
Allowance for credit losses	(4,851)	—	(4,851)
Total loans held for investment	$2,526,320	$2,354,718	$4,881,038

	December 31, 2023
	Loans Held for Investment, at Amortized Cost	Loans Held for Investment, at Fair Value	Total Loans Held for Investment
	(In thousands)
Unpaid principal balance	$2,804,541	$1,251,395	$4,055,936
Valuation adjustments on FVO loans	—	54,677	54,677
Deferred loan origination costs	28,351	—	28,351
	2,832,892	1,306,072	4,138,964
Allowance for credit losses	(4,769)	—	(4,769)
Total loans held for investment	$2,828,123	$1,306,072	$4,134,195

The following tables summarize the Unpaid Principal Balance (“UPB”) and amortized cost basis of loans in the Company's COVID-19 forbearance program for the three and nine months ended September 30, 2024, and the year ended December 31, 2023:

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	UPB	%	Amortized Cost	%	UPB	%	Amortized Cost	%
	($ in thousands)
Beginning balance	$158,517		$160,223		$174,571		$176,515
Foreclosures	(1,216)		(1,241)		(5,178)		(5,296)
Repayments	(3,446)		(3,507)		(15,538)		(15,744)
Ending balance	$153,855		$155,475		$153,855		$155,475

Performing/Accruing	$110,670	71.9%	$111,849	71.9%	$110,670	71.9%	$111,849	71.9%

Nonperforming/Nonaccrual	$43,185	28.1%	$43,626	28.1%	$43,185	28.1%	$43,626	28.1%

	Year Ended December 31, 2023
	UPB	%	Amortized Cost	%
	($ in thousands)
Beginning balance	$201,005		$203,346
Foreclosures	(833)		(830)
Repayments	(25,601)		(26,001)
Ending balance	$174,571		$176,515

Performing/Accruing	$132,389	75.8%	$133,771	75.8%

Nonperforming/Nonaccrual	$42,182	24.2%	$42,744	24.2%

Since April 1, 2020, the inception of the COVID-19 forbearance program, the Company has modified $412.6 million in UPB of loans, which includes capitalized interest of $14.5 million. As of September 30, 2024, $258.0 million in UPB of modified loans has been paid down, which includes $6.1 million of capitalized interest received. The Company has not forgiven any capitalized interest.

Approximately 71.9% and 75.8% of the COVID forbearance loans in UPB were performing, and 28.1% and 24.2% were on nonaccrual status as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024 and December 31, 2023, the gross unpaid principal balances of loans held for investment pledged as collateral for the Company’s warehouse facilities and securitized debt issued were as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
The 2013 repurchase agreement	$209,851	$132,505
The Bank credit agreement	58,215	39,619
The 2021/2024 repurchase agreements	159,988	103,787
The 2021 term repurchase agreement	65,661	41,628
The July 2021 term repurchase agreement	—	30,923
The 2023 repurchase agreement	33,093	29,501
Total pledged loans	$526,808	$377,963

2017-2 Trust	$42,128	$50,554
2018-1 Trust	31,337	37,810
2018-2 Trust	69,368	85,122
2019-1 Trust	75,776	87,677
2019-2 Trust	56,663	73,166
2019-3 Trust	56,274	64,403
2020-1 Trust	105,271	116,843
2020-2 Trust	—	69,085
2021-1 Trust	167,555	182,184
2021-2 Trust	135,937	148,989
2021-3 Trust	143,831	159,565
2021-4 Trust	225,200	245,945
2022-1 Trust	228,823	245,372
2022-2 Trust	205,970	222,333
2022-MC1 Trust	61,552	73,840
2022-3 Trust	259,467	278,268
2022-4 Trust	265,987	298,758
2022-5 Trust	199,498	223,112
2023-1 Trust	192,294	217,220
2023-2 Trust	177,810	214,221
2023-3 Trust	224,341	255,699
2023-RTL1 Trust	84,899	79,465
2023-4 Trust	200,103	227,940
2024-1 Trust	202,086	—
2024-2 Trust	277,721	—
2024-3 Trust	202,100	—
2024-4 Trust	254,180	—
Total	$4,146,171	$3,657,571

(a)
Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment, excluding loans carried at fair value, that were nonperforming and on nonaccrual status as of September 30, 2024 and December 31, 2023. There were no loans accruing interest that were greater than 90 days past due as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Total Nonaccrual	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Allowance for Loans Individually Evaluated
	(In thousands)
Commercial - Purchase	$30,872	$29,181	$1,691	$100
Commercial - Refinance	101,933	96,157	5,776	547
Residential 1-4 Unit - Purchase	30,576	30,475	101	4
Residential 1-4 Unit - Refinance	126,114	118,762	7,352	679
Short Term 1-4 Unit - Purchase	4,038	4,038	—	—
Short Term 1-4 Unit - Refinance	24,115	20,072	4,043	460
Total	$317,648	$298,685	$18,963	$1,790

	December 31, 2023
	Total Nonaccrual	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Allowance for Loans Individually Evaluated
	(In thousands)
Commercial - Purchase	$28,221	$27,037	$1,184	$156
Commercial - Refinance	86,890	84,575	2,315	444
Residential 1-4 Unit - Purchase	36,253	36,253	—	—
Residential 1-4 Unit - Refinance	137,925	134,579	3,346	245
Short Term 1-4 Unit - Purchase	6,402	6,402	—	—
Short Term 1-4 Unit - Refinance	29,663	27,059	2,604	129
Total	$325,354	$315,905	$9,449	$974

The Company has made the accounting policy election not to measure an allowance for credit losses for accrued interest receivables. The Company has also made the accounting policy election to write off accrued interest receivables by reversing interest income when loans are placed on nonaccrual status, or 90 days or more past due.

The following tables present the amortized cost basis in the loans held for investment, excluding loans held for investment at fair value, as of September 30, 2024 and 2023, and the amount of accrued interest receivables written off by reversing interest income by portfolio segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024		2023
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
	(In thousands)
Commercial - Purchase	$581,860	$160	$647,124	$174
Commercial - Refinance	739,887	377	828,037	515
Residential 1-4 Unit - Purchase	445,893	156	532,033	261
Residential 1-4 Unit - Refinance	703,653	446	845,640	642
Short Term 1-4 Unit - Purchase	30,776	11	44,616	109
Short Term 1-4 Unit - Refinance	29,102	36	53,075	8
Total	$2,531,171	$1,186	$2,950,525	$1,709

	Nine Months Ended September 30,
	2024		2023
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
	(In thousands)
Commercial - Purchase	$581,860	$539	$647,124	$442
Commercial - Refinance	739,887	1,314	828,037	1,698
Residential 1-4 Unit - Purchase	445,893	638	532,033	1,035
Residential 1-4 Unit - Refinance	703,653	1,379	845,640	2,277
Short Term 1-4 Unit - Purchase	30,776	85	44,616	140
Short Term 1-4 Unit - Refinance	29,102	87	53,075	450
Total	$2,531,171	$4,042	$2,950,525	$6,042

The cash basis interest income recognized on nonaccrual loans, including loans held for investment at fair value, was $9.8 million and $7.9 million for the three months ended September 30, 2024 and 2023, respectively. The cash basis interest income recognized on nonaccrual loans was $25.5 million and $22.1 million for the nine months ended September 30, 2024 and 2023, respectively. No accrued interest income was recognized on nonaccrual loans for the nine months ended September 30, 2024 and 2023. The average recorded investment of individually evaluated loans, computed using month-end balances, was $323.4 million and $355.3 million for the three months ended September 30, 2024 and 2023, respectively, and $323.7 million and $329.7 million for the nine months ended September 30, 2024 and 2023, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified as of September 30, 2024 and 2023.

(b)
Allowance for Credit Losses

The following tables present the activity in the allowance for credit losses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance - July 1, 2024	$810	$1,752	$934	$1,208	$29	$507	$5,240
Provision for (reversal of) credit losses	(158)	(181)	15	251	47	(43)	(69)
Charge-offs	—	(32)	(225)	(10)	(53)	—	(320)
Ending balance	$652	$1,539	$724	$1,449	$23	$464	$4,851

Allowance related to:
Loans individually evaluated	$100	$547	$4	$679	$—	$460	$1,790
Loans collectively evaluated	$552	$992	$720	$770	$23	$4	$3,061
Amortized cost related to:
Loans individually evaluated	$30,872	$101,933	$30,576	$126,114	$4,038	$24,115	$317,648
Loans collectively evaluated	$550,988	$637,954	$415,317	$577,539	$26,738	$4,987	$2,213,523

	Three Months Ended September 30, 2023
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance - July 1, 2023	$732	$2,026	$403	$1,264	$59	$142	$4,626
Provision for (reversal of) credit losses	228	(312)	217	(1)	(407)	429	154
(Charge-offs) recoveries	—	—	(59)	—	393	(429)	(95)
Ending balance	$960	$1,714	$561	$1,263	$45	$142	$4,685

Allowance related to:
Loans individually evaluated	$137	$415	$—	$171	$23	$108	$854
Loans collectively evaluated	$823	$1,299	$561	$1,092	$22	$34	$3,831
Amortized cost related to:
Loans individually evaluated	$24,013	$93,080	$40,235	$138,951	$7,804	$43,217	$347,300
Loans collectively evaluated	$623,111	$734,957	$491,798	$706,689	$36,812	$9,858	$2,603,225

	Nine Months Ended September 30, 2024
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance - January 1, 2024	$935	$1,805	$585	$1,256	$23	$165	$4,769
Provision for (reversal of) credit losses	(283)	(233)	662	310	151	544	1,151
Charge-offs	—	(33)	(523)	(117)	(151)	(245)	(1,069)
Ending balance	$652	$1,539	$724	$1,449	$23	$464	$4,851

Allowance related to:
Loans individually evaluated	$100	$547	$4	$679	$—	$460	$1,790
Loans collectively evaluated	$552	$992	$720	$770	$23	$4	$3,061
Amortized cost related to:
Loans individually evaluated	$30,872	$101,933	$30,576	$126,114	$4,038	$24,115	$317,648
Loans collectively evaluated	$550,988	$637,954	$415,317	$577,539	$26,738	$4,987	$2,213,523

	Nine Months Ended September 30, 2023
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance - January 1, 2023	$639	$2,031	$542	$1,272	$21	$388	$4,893
Provision for (reversal of) credit losses	321	(238)	104	2	410	489	1,088
Charge-offs	—	(79)	(85)	(11)	(386)	(735)	(1,296)
Ending balance	$960	$1,714	$561	$1,263	$45	$142	$4,685

Allowance related to:
Loans individually evaluated	$137	$415	$—	$171	$23	$108	$854
Loans collectively evaluated	$823	$1,299	$561	$1,092	$22	$34	$3,831
Amortized cost related to:
Loans individually evaluated	$24,013	$93,080	$40,235	$138,951	$7,804	$43,217	$347,300
Loans collectively evaluated	$623,111	$734,957	$491,798	$706,689	$36,812	$9,858	$2,603,225
(c)
Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-off rate in relation to its nonperforming loans as a credit quality indicator. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. Past due status is based on the contractual terms of the loan. The annualized charge-off rates were 0.44% and 0.53% of average nonperforming loans for the nine months ended September 30, 2024 and 2023, respectively.

Other credit quality indicators include aging status and accrual status. The following table presents the aging status of the amortized cost basis in the loans held for investment portfolio, which include $155.5 million and $176.5 million loans in the Company’s COVID-19 forbearance program, excluding loans held for investment at fair value, as of September 30, 2024 and December 31, 2023, respectively:

September 30, 2024	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated
Commercial - Purchase	$1,298	$—	$29,574	$30,872	$—	$30,872
Commercial - Refinance	2,902	1,980	97,051	101,933	—	101,933
Residential 1-4 Unit - Purchase	1,301	708	28,567	30,576	—	30,576
Residential 1-4 Unit - Refinance	2,135	4,962	119,017	126,114	—	126,114
Short Term 1-4 Unit - Purchase	—	406	3,632	4,038	—	4,038
Short Term 1-4 Unit - Refinance	—	—	24,115	24,115	—	24,115
Total loans individually evaluated	$7,636	$8,056	$301,956	$317,648	$—	$317,648
Loans collectively evaluated
Commercial - Purchase	$20,037	$8,471	$—	$28,508	$522,480	$550,988
Commercial - Refinance	31,380	15,783	—	47,163	590,791	637,954
Residential 1-4 Unit - Purchase	17,375	13,243	—	30,618	384,699	415,317
Residential 1-4 Unit - Refinance	33,758	12,042	—	45,800	531,739	577,539
Short Term 1-4 Unit - Purchase	2,341	6,099	—	8,440	18,298	26,738
Short Term 1-4 Unit - Refinance	4,327	203	—	4,530	457	4,987
Total loans collectively evaluated	$109,218	$55,841	$—	$165,059	$2,048,464	$2,213,523
Ending balance	$116,854	$63,897	$301,956	$482,707	$2,048,464	$2,531,171

December 31, 2023	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated
Commercial - Purchase	$2,329	$668	$25,224	$28,221	$—	$28,221
Commercial - Refinance	4,716	2,405	79,769	86,890	—	86,890
Residential 1-4 Unit - Purchase	544	—	35,709	36,253	—	36,253
Residential 1-4 Unit - Refinance	2,988	1,923	133,014	137,925	—	137,925
Short Term 1-4 Unit - Purchase	—	—	6,402	6,402	—	6,402
Short Term 1-4 Unit - Refinance	55	—	29,608	29,663	—	29,663
Total loans individually evaluated	$10,632	$4,996	$309,726	$325,354	$—	$325,354
Loans collectively evaluated
Commercial - Purchase	$21,342	$8,352	$—	$29,694	$574,010	$603,704
Commercial - Refinance	47,430	14,002	—	61,432	651,494	712,926
Residential 1-4 Unit - Purchase	29,236	6,850	—	36,086	438,741	474,827
Residential 1-4 Unit - Refinance	52,510	20,828	—	73,338	596,886	670,224
Short Term 1-4 Unit - Purchase	1,169	658	—	1,827	32,882	34,709
Short Term 1-4 Unit - Refinance	2,978	213	—	3,191	7,957	11,148
Total loans collectively evaluated	$154,665	$50,903	$—	$205,568	$2,301,970	$2,507,538
Ending balance	$165,297	$55,899	$309,726	$530,922	$2,301,970	$2,832,892
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of September 30, 2024 and December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
September 30, 2024:	2022	2021	2020	Prior	Total
	(In thousands)
Commercial - Purchase
Payment performance
Performing	$228,834	$214,636	$26,357	$81,161	$550,988
Nonperforming	12,425	5,666	3,301	9,480	30,872
Total Commercial - Purchase	$241,259	$220,302	$29,658	$90,641	$581,860

Commercial - Refinance
Payment performance
Performing	$214,438	$172,037	$42,819	$208,660	$637,954
Nonperforming	25,567	18,455	4,819	53,092	101,933
Total Commercial - Refinance	$240,005	$190,492	$47,638	$261,752	$739,887

Residential 1-4 Unit - Purchase
Payment performance
Performing	$183,201	$178,199	$8,384	$45,533	$415,317
Nonperforming	9,253	13,268	1,708	6,347	30,576
Total Residential 1-4 Unit - Purchase	$192,454	$191,467	$10,092	$51,880	$445,893

Residential 1-4 Unit - Refinance
Payment performance
Performing	$239,777	$213,614	$16,171	$107,977	$577,539
Nonperforming	49,147	30,879	7,763	38,325	126,114
Total Residential 1-4 Unit - Refinance	$288,924	$244,493	$23,934	$146,302	$703,653

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$4,433	$—	$16,661	$5,644	$26,738
Nonperforming	3,455	—	583	—	4,038
Total Short Term 1-4 Unit - Purchase	$7,888	$—	$17,244	$5,644	$30,776

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$4,987	$—	$—	$—	$4,987
Nonperforming	4,351	153	3,482	16,129	24,115
Total Short Term 1-4 Unit - Refinance	$9,338	$153	$3,482	$16,129	$29,102

Total Portfolio	$979,868	$846,907	$132,048	$572,348	$2,531,171

Gross charge-offs - quarter-ended September 30, 2024	$320	$—	$—	$—	$320

Gross charge-offs - year-to-date September 30, 2024	$1,021	$35	$—	$13	$1,069

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2023	2022	2021	2020	2019	Prior	Total
	(In thousands)
Commercial - Purchase
Payment performance
Performing	$248,153	$226,467	$31,692	$43,829	$53,563	$603,704
Nonperforming	9,600	6,104	567	4,773	7,177	28,221
Total Commercial - Purchase	$257,753	$232,571	$32,259	$48,602	$60,740	$631,925

Commercial - Refinance
Payment performance
Performing	$233,052	$188,723	$47,883	$92,819	$150,449	$712,926
Nonperforming	20,462	14,168	4,207	14,167	33,886	86,890
Total Commercial - Refinance	$253,514	$202,891	$52,090	$106,986	$184,335	$799,816

Residential 1-4 Unit - Purchase
Payment performance
Performing	$208,456	$198,110	$9,581	$24,429	$34,251	$474,827
Nonperforming	17,287	10,740	701	1,421	6,104	36,253
Total Residential 1-4 Unit - Purchase	$225,743	$208,850	$10,282	$25,850	$40,355	$511,080

Residential 1-4 Unit - Refinance
Payment performance
Performing	$277,980	$237,159	$19,752	$61,136	$74,197	$670,224
Nonperforming	43,272	36,344	7,835	28,252	22,222	137,925
Total Residential 1-4 Unit - Refinance	$321,252	$273,503	$27,587	$89,388	$96,419	$808,149

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$11,458	$180	$18,510	$4,561	$—	$34,709
Nonperforming	5,533	165	704	—	—	6,402
Total Short Term 1-4 Unit - Purchase	$16,991	$345	$19,214	$4,561	$—	$41,111

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$11,148	$—	$—	$—	$—	$11,148
Nonperforming	4,313	153	7,435	13,612	4,150	29,663
Total Short Term 1-4 Unit - Refinance	$15,461	$153	$7,435	$13,612	$4,150	$40,811

Total Portfolio	$1,090,714	$918,313	$148,867	$288,999	$385,999	$2,832,892

Gross charge-offs - quarter-ended December 31, 2023	$744	$—	$—	$—	$—	$744

Gross charge-offs - year-ended December 31, 2023	$1,120	$473	$—	$446	$—	$2,039

Nonaccrual Loans - Loans Held for Investment at Fair Value

The following tables present the aggregate fair value of loans held for investment at fair value that are 90 days or more past due and/or in nonaccrual status, and the difference between the aggregate fair value and the aggregate unpaid principal balance as of September 30, 2024 and December 31, 2023 by loan segments:

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 Days	90+ Days Past Due		Current–89 Days	90+ Days Past Due		90+ Days Past Due
September 30, 2024	Past Due	or Nonaccrual	Total	Past Due	or Nonaccrual	Total	or Nonaccrual
	(In thousands)
Commercial - Purchase	$411,787	$9,529	$421,316	$374,682	$11,439	$386,121	$(1,910)
Commercial - Refinance	499,015	18,793	517,808	451,458	22,532	473,990	(3,739)
Residential 1-4 Unit - Purchase	363,865	26,750	390,615	343,132	32,129	375,261	(5,379)
Residential 1-4 Unit - Refinance	767,724	91,615	859,339	715,728	110,001	825,729	(18,386)
Short Term 1-4 Unit - Purchase	77,976	2,422	80,398	77,799	2,917	80,716	(495)
Short Term 1-4 Unit - Refinance	76,540	8,702	85,242	75,612	10,464	86,076	(1,762)
Ending balance	$2,196,907	$157,811	$2,354,718	$2,038,411	$189,482	$2,227,893	$(31,671)

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 Days	90+ Days Past Due		Current–89 days	90+ Days Past Due		90+ Days Past Due
December 31, 2023	Past Due	or Nonaccrual	Total	past due	or Nonaccrual	Total	or Nonaccrual
	(In thousands)
Commercial - Purchase	$204,282	$4,651	$208,933	$188,924	$5,635	$194,559	$(984)
Commercial - Refinance	230,034	7,399	237,433	210,716	8,962	219,678	(1,563)
Residential 1-4 Unit - Purchase	238,215	12,886	251,101	231,494	15,428	246,922	(2,542)
Residential 1-4 Unit - Refinance	472,615	29,335	501,950	448,780	35,119	483,899	(5,784)
Short Term 1-4 Unit - Purchase	46,312	1,769	48,081	45,695	2,143	47,838	(374)
Short Term 1-4 Unit - Refinance	54,041	4,533	58,574	53,008	5,491	58,499	(958)
Ending balance	$1,245,499	$60,573	$1,306,072	$1,178,617	$72,778	$1,251,395	$(12,205)

Note 7 — Receivables Due From Servicers

The following tables summarize receivables due from servicers as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Securitized Debt	Warehouse and Repurchase Facilities and Other	Total
	(In thousands)
Loan principal payments due from servicers	$41,897	$1,175	$43,072
Other loan servicing receivables	14,571	4,486	19,057
Loan servicing receivables	56,468	5,661	62,129
Corporate and escrow advances receivable	28,143	3,409	31,552
Total receivables due from servicers	$84,611	$9,070	$93,681

	December 31, 2023
	Securitized Debt	Warehouse and Repurchase Facilities and Other	Total
	(In thousands)
Loan principal payments due from servicers	$41,289	$136	$41,425
Other loan servicing receivables	13,122	3,249	16,371
Loan servicing receivables	54,411	3,385	57,796
Corporate and escrow advances receivable	25,736	1,545	27,281
Total receivables due from servicers	$80,147	$4,930	$85,077

Note 8 — Real Estate Owned, Net

As of September 30, 2024, the carrying value of real estate owned was $62.4 million, of which $12.0 million were pledged as collateral under a warehouse repurchase agreement. As of December 31, 2023, the carrying value of real estate owned was $44.3 million, and none were pledged as collateral under any warehouse repurchase agreement.

Note 9 — Mortgage Servicing Rights

Mortgage loans serviced are related to the Century business and not included in the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others amounted to $804.1 million and $495.8 million as of September 30, 2024 and 2023, respectively. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Significant assumptions used in determining the fair value of servicing rights as of September 30, 2024 and 2023 include: 1) Weighted average discount rate of 8.0%, and 2) Weighted average conditional prepayment rate of 5.1% and 6.4%, respectively.

The following table presents the Company's mortgage servicing rights activity during the quarter and year-to-date ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Balance at the beginning of period	$12,229	$9,445	$8,578	$9,238
Mortgage servicing rights acquired	1,180	—	4,760	—
Fair value adjustments	(993)	341	(922)	548
Balance at the end of period	$12,416	$9,786	$12,416	$9,786

Note 10 — Goodwill

The following table presents the activity for goodwill as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(In thousands)
Balance at the beginning of period	$6,775	$6,775
Goodwill acquired	—	—
Balance at the end of period	$6,775	$6,775

Note 11 — Securitized Debt at Amortized Cost and Securitized Debt at Fair Value

As of September 30, 2024, the Company is the sole beneficial interest holder of twenty-seven Trusts, which are variable interest entities included in the consolidated financial statements. The securitization transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 10% to 30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from July 2028 through July 2054.

The following tables summarize securitized debt at amortized cost and securitized debt at fair value as of September 30, 2024 and December 31, 2023:

	Securitized Debt, at Amortized Cost
	September 30, 2024	December 31, 2023
	(In thousands)
Unpaid principal balance	$2,137,764	$2,458,439
Deferred issuance costs and discounts	(32,665)	(39,628)
Total securitized debt, at amortized cost	$2,105,099	$2,418,811

	Securitized Debt, at Fair Value
	September 30, 2024	December 31, 2023
	(In thousands)
Unpaid principal balance	$1,724,918	$876,704
Adjustment at issuance to recognize fair value (1)	(16,609)	(8,289)
Fair value at issuance	1,708,309	868,415
Valuation adjustment subsequent to issuance (2)	40,959	9,002
Total securitized debt at fair value	$1,749,268	$877,417
(1)
Balance sheet adjustment to recognize fair value at issuance. This valuation adjustment is not recognized in net income.
(2)
Valuation adjustment recognized in net income. No valuation change is due to instrument specific credit risk as the Company’s (issuer) credit risk has not changed.

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of securitized debt at fair value as of September 30, 2024 and December 31, 2023:

September 30, 2024	Fair Value	Unpaid Principal Balance	Difference
	(In thousands)
Securitized debt, at fair value	$1,749,268	$1,724,918	$24,350
Total balance	$1,749,268	$1,724,918	$24,350

December 31, 2023	Fair Value	Unpaid Principal Balance	Difference
	(In thousands)
Securitized debt, at fair value	$877,417	$876,704	$713
Total balance	$877,417	$876,704	$713

The following table presents the effective interest rate of securitized debt at amortized cost and securitized debt at fair value for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	($ in thousands)
Interest expense	$159,122	$119,377
Average outstanding unpaid principal balance	3,668,377	3,044,511
Effective interest rate (1)	5.78%	5.23%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance, which includes average rates of 5.53% and 4.67%, and debt issuance cost amortization of 0.25% and 0.56% for the nine months ended September 30, 2024 and 2023, respectively.

Note 12 — Other Debt

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

(a)
Secured Financing, Net (“Corporate Debt”)

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to a term loan previously entered into during 2021 (“the 2021 Term Loan”). The remaining portion of the net proceeds from the 2022 Term Loan is used for loan originations and general corporate purposes. As of September 30, 2024 and December 31, 2023, the balance of the 2022 Term Loan was $215.0 million.

On February 5, 2024, the Company entered into a five-year $75.0 million syndicated corporate debt agreement, the (“the 2024 Term Loan”). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months. As of September 30, 2024, the balance of the 2024 Term Loan was $75.0 million.

The total balance of the 2022 Term Loan and the 2024 Term Loan (“Corporate Debt”) in the consolidated balance sheets is net of debt issuance costs and discount of $5.6 million as of September 30, 2024. The Corporate Debt is secured by substantially all assets of the Company not otherwise pledged under a securitized debt or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of September 30, 2024, the Company was in compliance with all covenants.

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

On May 17, 2013, the Company entered into a Repurchase Agreement (“the 2013 Repurchase Agreement”) with a warehouse lender. The 2013 Repurchase Agreement is a modified mark-to-market agreement and has a current maturity date of September 25, 2025, and is a short-term borrowing facility, collateralized by a pool of performing loans, with a maximum capacity of $300.0 million, and bears interest at SOFR plus 3.00%. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility.

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

On January 29, 2021, the Company entered into a non-mark-to-market Repurchase Agreement (“the 2021 Repurchase Agreement”) with a warehouse lender. The 2021 Repurchase Agreement has a current extended maturity date of May 20, 2025, and is a short-term borrowing facility, collateralized by a pool of loans. On July 25, 2024, the Company entered into a mark-to-market Repurchase Agreement (“the 2024 Repurchase Agreement”) with the same warehouse lender. The 2024 Repurchase Agreement also has a maturity date of May 20, 2025, and is a short-term borrowing facility, collateralized by a pool of loans. The maximum capacity under both agreements is $200.0 million individually and in the aggregate. The 2024 Repurchase Agreement includes a $75.0 million sublimit for nonperforming loans. Borrowings under these two facilities bear interest at SOFR plus a margin of 3.00% during the availability period and 4.00% during the amortization period. All borrower payments on loans financed under the warehouse repurchase facilities are first used to pay interest on the facilities.

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

On July 29, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the July 2021 Term Repurchase Agreement”) with a warehouse lender. The July 2021 Term Repurchase Agreement has a maturity date of August 9, 2024, with an option to extend the term to July 29, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at one-month American Interbank Offered Rate (“AMERIBOR”) with a 0.5% floor plus 4.50% per annum. The maximum capacity under this facility is $100.0 million. The agreement was paid off in August 2024 from the 2024 Repurchase Agreement proceeds.

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

Certain loans are pledged as collateral under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants.

The following table summarizes the maximum borrowing capacity, current gross balances outstanding, and effective interest rates of the Company’s warehouse facilities and loan agreements as of September 30, 2024 and December 31, 2023:

			September 30, 2024			December 31, 2023
	Contract Date	Maturity Date	Period End Balance (1)	Maximum Borrowing Capacity	Effective Interest Rate	Period End Balance (1)	Maximum Borrowing Capacity	Effective Interest Rate
	($ in thousands)
The September 2022 term repurchase agreement	01/04/11	07/31/25	$18,947	$60,000	6.6%	$—	$60,000	6.2%
The 2013 repurchase agreement	05/17/13	09/25/25	166,573	300,000	9.1%	111,086	300,000	9.8%
The bank credit agreement	09/12/18	11/10/25	43,580	50,000	9.0%	31,950	50,000	9.2%
The 2021/2024 repurchase agreements	1/29/2021 7/25/2024	05/20/25	133,192	200,000	9.0%	88,817	200,000	10.0%
The 2021 term repurchase agreement	04/16/21	04/16/26	45,208	100,000	8.6%	30,460	100,000	8.3%
The July 2021 term repurchase agreement (2)	07/29/21	07/29/24	—	—	11.1%	22,516	100,000	14.2%
The October 2023 repurchase agreement	10/12/23	2/7/2024	—	—	6.9%	29,522	30,530	6.8%
The 2023 repurchase agreement	12/27/23	12/27/26	28,200	75,000	10.8%	22,000	50,000	8.6%
Total			$435,700	$785,000		$336,351	$890,530
(1)
Warehouse repurchase facilities amounts in the consolidated balance sheets are net of debt issuance costs amounting to $1.7 million and $1.6 million as of September 30, 2024 and December 31, 2023, respectively.
(2)
The July 2021 Term Repurchase Agreement was paid off in August 2024.

The following table provides an overview of the activity and effective interest rate for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warehouse and Repurchase Facilities:	($ in thousands)
Average outstanding balance	$311,560	$192,855	$280,716	$218,793
Highest outstanding balance at any month-end	435,700	302,630	435,700	320,544
Effective interest rate (1)	9.12%	10.25%	9.32%	9.56%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance. The rate includes average rate of 8.71% and 9.01%, and debt issuance cost amortization of 0.41% and 1.24%, for the three months ended September 30, 2024 and 2023, respectively, and includes average rate of 8.76% and 8.73%, and debt issuance cost amortization of 0.56% and 0.83%, for the nine months ended September 30, 2024 and 2023, respectively.

The following table provides a summary of interest expense that includes interest, amortization of discount, and deal cost amortization for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Warehouse and repurchase facilities	$7,105	$4,943	$19,612	$15,685
Securitized debt	56,766	42,640	159,122	119,377
Interest expense — portfolio related	63,871	47,583	178,734	135,062
Interest expense — corporate debt	6,143	4,138	17,677	12,417
Total interest expense	$70,014	$51,721	$196,411	$147,479

Note 13 — Commitments and Contingencies

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

The Company records a repurchase liability relating to representations and warranties and early payment defaults. The method used to estimate the liability for repurchase is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults. The Company establishes a liability at the time loans are sold and continually updates the estimated repurchase liability. The level of the repurchase liability for representations and warranties and early payment default requires considerable management judgment. As of September 30, 2024 and December 31, 2023, the balance of repurchase liability was $144 thousand and $66 thousand, respectively, and it is included in accounts payable and accrued expenses in the consolidated balance sheets.

(b)
Legal Proceedings

The Company is a party to various legal proceedings in the normal course of business. The Company, after consultation with legal counsel, believes the disposition of all pending litigation will not have a material effect on the Company’s consolidated financial condition or results of operations as of September 30, 2024.

(c)
Employee Retention Credit

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company, with the guidance from a third-party specialist, determined it was eligible for a refundable employee retention credit (“ERC”) subject to certain criteria.

The Company applied for ERC for the first three quarters’ wages paid in calendar year 2021. During the second quarter of 2023, the Company received approximately $4.2 million of ERC. Due to the subjectivity of the credit, the Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. Accordingly, the $4.2 million ERC, net of the third-party specialist fees of $0.6 million, are deferred until the uncertainty surrounding them is resolved. The net amount is included in accounts payable and accrued expenses on the consolidated balance sheets as of September 30, 2024.

Note 14 — Stock-Based Compensation

The Company’s Amended and Restated 2020 Omnibus Incentive Plan, or “the 2020 Plan”, authorizes grants of stock‑based compensation instruments including but not limited to non-qualified stock options, restricted stock awards (“RSAs”) and performance stock unit awards (“PSUs”) to certain employees and non-employee directors of the Company, to purchase or issue up to 2,770,000 shares of the Company's common stock.

The Company recognized a total of $1.6 million and $1.2 million compensation expense related to the outstanding stock options, unvested RSAs, unvested PSUs, and Employee Stock Purchase Plan (“ESPP”) granted to employees and non-employee directors for the quarter ended September 30, 2024 and 2023, respectively. Stock-based compensation expense related to awards granted to employees is included in “Compensation and employee benefits” on the consolidated statements of income. Stock-based compensation expense related to awards granted to non-employee directors is included in “Other operating expenses” on the consolidated statements of income. The amount of total unrecognized compensation expense related to unvested RSAs, unvested PSU awards, and ESPP totaled $8.7 million and $4.7 million as of September 30, 2024 and 2023, respectively.

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

The table below summarizes stock option activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
	($ in thousands, except per share amounts)
Options outstanding at December 31, 2023	752,964	$12.88
Granted	83,359	18.23
Options outstanding at September 30, 2024	836,323	$13.41	5.8 years	$5,184
Options exercisable at September 30, 2024	749,321	$12.88	5.3 years	$5,039
Options expected to vest (1)	87,002	$17.95	9.8 years	$144
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

The table below summarizes RSA activity for the nine months ended September 30, 2024:

	Employee		Non-Employee Director		Total
	Restricted Stock Awards		Restricted Stock Awards		Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	409,137	$9.39	61,276	$9.31	470,413	$9.38
Granted	195,164	15.93	15,939	17.88	211,103	16.08
Vested	(248,796)	8.61	(29,785)	9.57	(278,581)	8.71
Nonvested at September 30, 2024	355,505	$13.52	47,430	$12.03	402,935	$13.35

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

The table below summarizes PSU activity for the nine months ended September 30, 2024:

	Number of Shares		Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023, nonvested	256,387	(1)	$11.05
Granted	157,994	(1)	15.86
Performance adjustment	102,750		12.63
Outstanding at September 30, 2024, nonvested	517,131		$12.83
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

Treasury Stock

Treasury share purchases represent shares surrendered to the Company approximately equal in value to the statutory payroll tax withholding obligations and other estimated tax obligations arising from the vesting of employee and/or non-employee directors restricted stock awards. During the quarters ended September 30, 2024 and 2023, no treasury shares were purchased.

Note 15 — Earnings Per Share

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

The following table presents the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Basic EPS:
Net income attributable to common shareholders	$15,803	$12,086	$47,832	$34,918
Less: undistributed earnings attributable to unvested restricted stock awards	191	183	580	530
Net earnings attributable to common shareholders	$15,612	$11,903	$47,252	$34,388
Weighted average common shares outstanding	32,711	32,275	32,613	32,166
Basic earnings per common share	$0.48	$0.37	$1.45	$1.07
Diluted EPS:
Net income attributable to common stockholders	$15,803	$12,086	$47,832	$34,918
Weighted average common shares outstanding	32,711	32,275	32,613	32,166
Add dilutive effects for warrants	2,435	2,116	2,391	1,957
Add dilutive effects for stock options	238	9	199	6
Add dilutive effects of unvested restricted stock awards	185	230	163	135
Add dilutive effects of unvested performance-based stock units	323	101	278	49
Add dilutive effects of employee stock purchase plan	3	—	1	—
Weighted average diluted common shares outstanding	35,895	34,731	35,645	34,313
Diluted earnings per common share	$0.44	$0.35	$1.34	$1.02

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024 (1)	2023
Stock options	83,359	762,964	27,853	762,964
Unvested restricted stock awards	5,485	—	70,368	—
Employee stock purchase plan	—	—	35,846	—
Share equivalents excluded from EPS	88,844	762,964	134,067	762,964
(1)
Weighted average.

Note 16 — Warrants and Related Party Transactions

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

In the ordinary course of business, the Company sells held for sale loans to various financial institutions through a market bidding process. As a result of this process, the Company may sell held for sale loans to an affiliate. The Company sold $28.7 million in UPB of loans to an affiliate during the nine months ended September 30, 2024. No loans were sold to any affiliate during the year ended December 31, 2023.

Note 17 — Derivative Instruments

In September 2023, the Company began utilizing forward starting interest rate swap derivative instruments designated as cash flow hedges to manage the exposure to interest rate volatility related to its forecasted issuances of fixed-rate debt through its securitization process. The Company’s risk management objective is to hedge the risk of variability in its interest payment cash flows attributable to changes in the benchmark SOFR between the time the fixed rate mortgages are originated and the fixed rate debt is issued. As of September 30, 2024, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years.

The gains or losses on the derivative instruments that are designated and qualify as cash flow hedges are reported as a component of AOCI. Beginning in the period in which the forecasted debt is issued and the related derivative instruments are terminated, the accumulated gains or losses associated with the terminated derivatives are then reclassified into interest expense as a yield adjustment over the term of the related debt. For the quarter and year-to-date ended September 30, 2024, $92 thousand and $83 thousand, respectively, of after-tax net losses on terminated derivative instruments were reclassified from AOCI to interest expense. There were no reclassifications of net (gains) losses on derivative instruments from AOCI to interest expense for the quarter and year-to-date ended September 30, 2023. As of September 30, 2024 and 2023, the Company had $1.4 million in after-tax net unrealized loss and $0.9 million in after-tax net unrealized gain, respectively, associated with cash flow hedging instruments recorded in AOCI. As of September 30, 2024, the Company expects to reclassify an estimated $0.3 million of after-tax net unrealized loss on derivative instruments designated as cash flow hedges from AOCI into earnings over the next 12 months.

The following table presents the fair value of the Company’s derivative financial instruments on a gross basis, as well as its classification on the Company’s consolidated balance sheets as of September 30, 2024 and December 31, 2023:

		September 30, 2024
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Fair Value (1)
Cash flow hedges:		(In thousands)
Forward starting payer interest rate swaps	Derivative liability	$246,000	$1,486

		December 31, 2023
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Fair Value (1)
Cash flow hedges:		(In thousands)
Forward starting payer interest rate swaps	Derivative liability	$166,000	$3,655
(1)
Fair value reported is exclusive of collateral held and pledged. As of September 30, 2024 and December 31, 2023, collateral held related to derivative exposure between the Company and its derivative counterparty were $3.1 million and $4.2 million, respectively, and is recorded in other receivables.

The counterparty to the financial derivatives that the Company enters into is a major institution. The Company is exposed to credit-related losses in the event of non-performance by the counterparty. This credit risk is generally limited to the unrealized gains in such contracts, less collateral held, should the counterparty fail to perform as contracted.

Note 18 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the component of accumulated other comprehensive income (loss) balances for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Beginning balance	$1,598	$—	$(1,210)	$—
Net unrealized gain (loss) on cash flow hedges arising during the period, net of tax	(4,161)	905	(1,362)	905
Reclassification adjustments included in net income	(92)	—	(83)	—
Ending balance	$(2,655)	$905	$(2,655)	$905

The following table presents the component of other comprehensive income (loss) and the related tax effect for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024			2023
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
	(In thousands)
Cash flow hedges:
Forward starting payer interest rate swaps:
Net unrealized gain (loss) arising during the period	$(5,731)	$1,570	$(4,161)	$1,261	$(356)	$905
Reclassification adjustments included in net income	(126)	34	(92)	—	—	—
Other comprehensive income (loss)	$(5,857)	$1,604	$(4,253)	$1,261	$(356)	$905

	Nine Months Ended September 30,
	2024			2023
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
	(In thousands)
Cash flow hedges:
Forward starting payer interest rate swaps:
Net unrealized gain (loss) arising during the period	$(1,889)	$527	$(1,362)	$1,261	$(356)	$905
Reclassification adjustments included in net income	(114)	31	(83)	—	—	—
Other comprehensive income (loss)	$(2,003)	$558	$(1,445)	$1,261	$(356)	$905

Note 19 — Fair Value Measurements

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

Loans Held for Investment, at Amortized Cost and Loans Held for Investment, at Fair Value

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

Loans Held for Sale, at Fair Value

The Company elected to account for certain loans originated with the intent to sell at fair value using FASB ASC Topic 825, Financial Instruments (ASC 825). The FVO loans held for sale are measured based a discounted cash flow model, or on the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value, including the value attributable to mortgage servicing and credit risk, and current commitments to purchase loans, a Level 2 measurement. Management identified all loans to be accounted for at estimated fair value at the instrument level. Changes in fair value are reflected in income as they occur.

Real Estate Owned, Net (“REO”)

Real estate owned, net is initially recorded at the property’s estimated fair value, based on appraisals or broker price opinions obtained, less estimated costs to sell at acquisition date, a Level 3 measurement. From time to time, nonrecurring fair value adjustments are made to real estate owned, net based on the current updated appraised value of the property, or management’s judgment and estimation of value based on recent market trends or negotiated sales prices with potential buyers.

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

Securitized Debt, at Amortized Cost and Securitized Debt, at Fair Value

The Company obtains the fair value estimates at instrument level from a third-party broker dealer based on trader input on benchmark securities. The fair values take into consideration input factors such as bond structure and collateral characteristics, and performance and pricing factors such as yield, spread, average life, prepayment speeds, default rate, and severity. The fair values are considered a Level 2 measurement. Significant changes in any of the input factors in isolation could result in a significant change to securitized debt’s fair value measurement.

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

Fair Value Disclosures

The following tables present information on assets and liabilities measured and recorded at fair value as of September 30, 2024 and December 31, 2023, by level, in the fair value hierarchy:

	Fair Value Measurements Using			Total at
September 30, 2024	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$17,173	$17,173
Real estate owned, net	—	—	62,361	62,361
Total nonrecurring fair value measurements	—	—	79,534	79,534
Recurring fair value measurements:
Loans held for sale, at fair value	—	19,231	—	19,231
Loans held for investment, at fair value	—	—	2,354,718	2,354,718
Mortgage servicing rights	—	—	12,416	12,416
Total recurring fair value measurements	—	19,231	2,367,134	2,386,365
Total assets	$—	$19,231	$2,446,668	$2,465,899

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$1,749,268	$—	$1,749,268
Derivative liability	—	1,486	—	1,486
Total recurring fair value measurements	—	1,750,754	—	1,750,754
Total liabilities	$—	$1,750,754	$—	$1,750,754

	Fair Value Measurements Using			Total at
December 31, 2023	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$8,475	$8,475
Real estate owned, net	—	—	44,268	44,268
Total nonrecurring fair value measurements	—	—	52,743	52,743
Recurring fair value measurements:
Loans held for sale, at fair value	—	17,590	—	17,590
Loans held for investment, at fair value	—	—	1,306,072	1,306,072
Mortgage servicing rights	—	—	8,578	8,578
Total recurring fair value measurements	—	17,590	1,314,650	1,332,240
Total assets	$—	$17,590	$1,367,393	$1,384,983

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$877,417	$—	$877,417
Derivative liabilities	—	3,665	—	3,665
Total recurring fair value measurements	—	881,082	—	881,082
Total liabilities	$—	$881,082	$—	$881,082

The following table presents gains and losses recognized on assets measured on a nonrecurring basis for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) on Assets Measured on a Nonrecurring Basis	2024	2023	2024	2023
	(In thousands)
Real estate owned, net	$(1,642)	$(817)	$(3,903)	$(2,486)
Individually evaluated loans requiring specific allowance, net	(176)	189	(816)	242
Total net loss	$(1,818)	$(628)	$(4,719)	$(2,244)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets that are recorded on a recurring and nonrecurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Input	Range	Weighted Average (1)
	($ in thousands)
Nonrecurring:
Individually evaluated loans requiring specific allowance, net	$17,173	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	62,361	Market comparables	Selling costs	8.0%	8.0%

Recurring:
Loans held for investment, at fair value	$2,354,718	Discounted cash flow	Discount rate	7.8%	7.8%
			Prepayment rate	1.0% to 50.0%	9.3%
			Default rate	0.1% to 2.2%	0.9%
			Loss severity rate	0.0% to 11.7%	1.9%
Mortgage servicing rights	12,416	Discounted cash flow	Discount rate	8.0%	8.0%
			Prepayment rate	2.2% to 13.3%	5.1%
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

The following is a roll-forward of loans held for investment that are measured at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Beginning balance	$1,971,683	$705,330	$1,306,072	$276,095
Originations	456,328	271,633	1,257,225	728,167
Loans liquidated	(93,065)	(22,527)	(232,615)	(44,012)
Acquisition	1,500	—	16,490	—
Principal paydowns	(12,784)	(2,479)	(26,586)	(5,275)
Total unrealized gain (loss) included in net income	35,246	(1,872)	72,003	7,895
Loans transferred to held for sale	(936)	—	(32,515)	(20,857)
REO transfer	(4,227)	(362)	(6,448)	(362)
Loans repurchased	973	2,267	1,092	10,339
Ending balance	$2,354,718	$951,990	$2,354,718	$951,990

The following is a roll-forward of loans held for sale that are measured at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Beginning balance	$—	$—	$17,590	$—
Originations	18,947	18,948	18,947	38,036
Loans liquidated	(936)	—	(49,366)	(39,945)
Principal paydowns	—	—	(31)	—
Total unrealized gain (loss) included in net income	284	588	(424)	588
Loans transferred from held for investment	936	—	32,515	20,857
Ending balance	$19,231	$19,536	$19,231	$19,536

The following is a roll-forward of securitized debt measured and recorded at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$1,509,952	$381,799	$877,417	$—
Additions	286,966	312,637	1,005,044	711,125
Paydowns and payoffs	(72,645)	(15,605)	(165,150)	(26,903)
Total unrealized (gain) loss included in net income	24,995	(9,692)	31,957	(15,083)
Ending balance	$1,749,268	$669,139	$1,749,268	$669,139

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value using a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of September 30, 2024 and December 31, 2023, financial assets and liabilities measured at fair value include loans held for investment at fair value, loans held for sale at fair value, mortgage servicing rights, derivative instruments, and securitized debt at fair value. Financial assets measured at the lower of cost or estimated fair value include certain individually evaluated loans held for investment and REO, which are measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $17.2 million and $8.5 million as of September 30, 2024 and December 31, 2023, respectively, net of specific allowance for credit losses of approximately $1.8 million and $1.0 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	September 30, 2024
	Carrying				Estimated
Asset Category	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Cash	$44,094	$44,094	$—	$—	$44,094
Restricted cash	23,167	23,167	—	—	23,167
Loans held for sale, at fair value	19,231	—	19,231	—	19,231
Loans held for investment, at amortized cost	2,526,320	—	—	2,452,870	2,452,870
Loans held for investment, at fair value	2,354,718	—	—	2,354,718	2,354,718
Accrued interest receivables	32,944	32,944	—	—	32,944
Mortgage servicing rights	12,416	—	—	12,416	12,416

Liabilities:
Secured financing, net	$284,371	$—	$—	$289,278	$289,278
Warehouse and repurchase facilities, net	434,027	—	434,027	—	434,027
Securitized debt, at amortized cost	2,105,099	—	1,938,405	—	1,938,405
Securitized debt, at fair value	1,749,268	—	1,749,268	—	1,749,268
Derivative liability	1,486	—	1,486	—	1,486
Accrued interest payable	23,608	23,608	—	—	23,608

	December 31, 2023
	Carrying				Estimated
Asset Category	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Cash	$40,566	$40,566	$—	$—	$40,566
Restricted cash	21,361	21,361	—	—	21,361
Loans held for sale, at fair value	17,590	—	17,590	—	17,590
Loans held for investment, at amortized cost	2,828,123	—	—	2,672,705	2,672,705
Loans held for investment, at fair value	1,306,072	—	—	1,306,072	1,306,072
Accrued interest receivable	27,028	27,028	—	—	27,028
Mortgage servicing rights	8,578	—	—	8,578	8,578

Liabilities:
Secured financing, net	$211,083	$—	$—	$212,625	$212,625
Warehouse repurchase facilities, net	334,755	—	334,755	—	334,755
Securitized debt, at amortized cost	2,418,811	—	2,155,718	—	2,155,718
Securitized debt, at fair value	877,417		877,417	—	877,417
Accrued interest payable	20,473	20,473	—	—	20,473
Derivative liability	3,665	—	3,665	—	3,665

Note 20 — Subsequent Events

The Company completed the securitization of $300.4 million of investor real estate loans on October 10, 2024, which will be accounted for as secured borrowings during the quarter ending December 31, 2024.

The Company has evaluated events that have occurred subsequent to September 30, 2024 through the issuance of the accompanying consolidated financial statements and has concluded there are no other subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

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

Business

We are a vertically integrated real estate finance company founded in 2004. We primarily originate and manage investor loans secured by 1-4 unit residential rental and commercial properties, which we refer to collectively as investor real estate loans. We originate loans nationwide across our extensive network of independent mortgage brokers which we have built and refined over the 20 years since our inception. Our objective is to be the preferred and one of the most recognized brands in our core market, particularly within our network of mortgage brokers.

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee and, based on all loans in our portfolio as of September 30, 2024, has an average balance of approximately $388.5 thousand. As of September 30, 2024, our loan portfolio totaled $4.8 billion of UPB on properties in 45 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 67.0% of which the 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, represented 54.0% of the UPB. For the three months ended September 30, 2024, the annualized yield on our total portfolio was 9.18%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitized debt, corporate debt, and equity. The securitized debt market is our primary source of long-term financing. We have successfully executed thirty-five securitized debt transactions, resulting in a total of over $7.4 billion in gross debt proceeds from May 2011 through September 30, 2024. We may also continue to sell loans from time to time for cash in lieu of holding the loans in our loan portfolio.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on our loan portfolio and interest expense paid on our portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of our warehouse facilities and securitized debt and excludes our corporate debt. For the three months ended September 30, 2024, our annualized portfolio related net interest margin increased to 3.60% compared to the 3.34% for the three months ended September 30, 2023. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for credit losses and operating expenses. For the three and nine months ended September 30, 2024, including net income attributable to noncontrolling interest, we generated pre-tax income of $21.2 million and $64.4 million, and net income of $15.8 million and $47.8 million, respectively.

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

Recent Developments

Securitized Debt

In September 2024, we collapsed the 2020-2 Trust and redeemed the remaining outstanding balance of securitized debt.

Continued Market Uncertainties

Our operational and financial performance will depend on certain market developments, including the actions of the Federal Reserve, the Russia/Ukraine war, the ongoing conflicts in the Middle East, a possible global recession, heightened stress in the real estate and corporate debt markets, and macroeconomic conditions and market fundamentals, which can all affect each of these factors and potentially impact our business performance.

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

Factors Affecting Our Results of Operations

Our results of operations depend on, among other things, the level of our net interest income, the credit performance of our loan portfolio and the efficiency of our operating platform. These measures are affected by a number of factors, including the demand for investor real estate loans, the competitiveness of the market for originating or acquiring investor real estate loans, the cost of financing our portfolio, operating costs, the availability of funding sources and the underlying performance of the collateral supporting our loans. While we have been successful at managing these elements in the past, there are certain circumstances beyond our control, including any lingering impact of the COVID-19 pandemic, the Russia/Ukraine and the ongoing conflicts in the Middle East, an expected recession, and macroeconomic conditions and market fundamentals, which can all affect each of these factors and potentially impact our business performance.

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

All of our warehouse repurchase and revolving loan facilities have interest payment obligations tied to the Secured Overnight Offering Rate (“SOFR”).

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

Portfolio and Asset Quality

Key Portfolio Statistics

	September 30, 2024	June 30, 2024	September 30, 2023
	($ in thousands)
Total loans	$4,753,266	$4,479,901	$3,876,726
Loan count	12,235	11,582	9,953
Average loan balance	$388	$387	$390
Weighted average loan-to-value	67.0%	67.4%	68.0%
Weighted average coupon	9.4%	9.3%	8.6%
Nonperforming loans (UPB) (A)	$503,939	$470,649	$387,725
Nonperforming loans (% of total) (A)	10.6%	10.5%	10.0%

(A) Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $43.2 million, $40.7 million, and $41.3 million of COVID-19 forbearance-granted loans 90 days or more past due or placed on nonaccrual status as of September 30, 2024, June 30, 2024, and September 30, 2023, respectively.

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

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
	($ in thousands)
Three Months Ended September 30, 2024:
Loan originations — held for investment	1,180	$457,828	$388	10.85%	63.0%
Loan originations — held for sale	1	18,947	18,947	5.16%	65.8%
Total loans originated	1,181	$476,775	$404	10.62%	63.1%
Three Months Ended June 30, 2024:
Loan originations — held for investment	1,109	$422,226	$381	11.03%	64.7%
Loan originations — held for sale	—	—	—	—%	—%
Total loan originations	1,109	$422,226	$381	11.03%	64.7%
Loan acquisitions — held for investment	3	3,371	1,124	8.76%	53.5%
Total loans originated and acquired	1,112	$425,597	$383	11.02%	64.6%
Three Months Ended September 30, 2023:
Loan originations — held for investment	765	$271,633	$355	11.08%	66.5%
Loan originations — held for sale	8	18,948	2,369	10.46%	48.9%
Total loans originated	773	$290,581	$376	11.04%	65.3%

During the third quarter of 2024, loan originations increased $54.5 million and $186.2 million from the quarters ended June 30, 2024 and September 30, 2023, respectively.

Loans Held for Investment at amortized cost and Loans Held for Investment at Fair Value

Our total portfolio of loans held for investment consists of both loans held for investment at amortized cost, which are presented in the consolidated balance sheets as loans held for investment at amortized cost, and loans held for investment at fair value, which are presented in the consolidated balance sheets as loans held for investment at fair value. The following tables show the various components of loans held for investment as of the dates indicated:

	September 30, 2024	December 31, 2023
	(In thousands)
Unpaid principal balance	$4,734,319	$4,055,936
Valuation adjustments on FVO loans	126,825	54,677
Deferred loan origination costs	24,745	28,351
Total loans held for investment, gross	4,885,889	4,138,964
Allowance for credit losses	(4,851)	(4,769)
Loans held for investment, net	$4,881,038	$4,134,195

The following table illustrates the contractual maturities for our loans held for investment in aggregate UPB and as a percentage of our total held for investment loan portfolio as of the dates indicated:

	September 30, 2024		June 30, 2024		September 30, 2023
	UPB	%	UPB	%	UPB	%
	($ in thousands)
Loans due in less than one year	$159,840	3.4%	$156,411	3.5%	$147,180	3.8%
Loans due in one to five years	84,426	1.8	62,349	1.4	49,272	1.3
Loans due in more than five years	4,490,053	94.8	4,261,141	95.1	3,661,327	94.9
Total loans held for investment	$4,734,319	100.0%	$4,479,901	100.0%	$3,857,779	100.0%

Charge-offs, Gain (Loss) on REO

Our actual charge-offs have been minimal as a percentage of nonperforming loans held for investment. The valuation impact to our earnings from loans becoming REO or in REO is a combination of 1) loan charge-offs, 2) gain on transfer to REO included in “gain on disposition of loans” in the consolidated statements of income, 3) net valuation adjustments on REO, and 4) net gain or loss on sale of REO.

The table below shows our actual charge-offs; gain on transfer of nonperforming loans to REO; net valuation adjustments on REO; and gain on sale of REO; for the periods indicated:

	Nine Months Ended		Six Months Ended		Nine Months Ended
	September 30, 2024		June 30, 2024		September 30, 2023
	($ in thousands)
Average nonperforming loans for the period (1)	$320,306		$320,392		$326,483
Charge-offs	1,069		748		1,296
Charge-offs / Average nonperforming loans for the period (1)	0.44%	(2)	0.47%	(2)	0.53%	(2)
Gain on transfer to REO	6,322		4,074		6,009
REO valuations, net	(3,903)		(2,261)		(2,486)
Gain on sale of REO	864		249		112
Total gain on REO	3,283		2,061		3,635
(1)
Reflects the monthly average of nonperforming loans held for investment, excluding FVO loans, during the period.
(2)
Reflects annualized charge-offs to average nonperforming loans held for investment, excluding FVO loans, for the period.

Allowance for Credit Losses

For the September 30, 2024 estimate, we considered a severe stress scenario with a seven-quarter reasonable and supportable forecast period followed by a three-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate and reflects the uncertainties of a decreasing forecasted GDP, rising unemployment, and turmoil in the geopolitical markets with a wider Middle East conflict growing and the continued war in Ukraine.

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

Our allowance for credit losses as of September 30, 2024 was $4.9 million compared to $4.7 million as of September 30, 2023. The increase in allowance for credit losses from September 30, 2023 was primarily due to an increase in the individually-assessed component of the reserve. Our overall credit loss reserve for the periods was within our expected range of 0.15% to 0.20% of loans held for investment, excluding FVO loans. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss, is subject to change as conditions in the market change and our ability to forecast as economic events evolve.

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

The following table illustrates the activity in our allowance for credit losses of loans held for investment, excluding loans held for investment at fair value over the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Allowance for credit losses:	($ in thousands)
Beginning balance	$5,240	$4,626	$4,769	$4,893
Provision for (reversal of) credit losses	(69)	154	1,151	1,088
Charge-offs	(320)	(95)	(1,069)	(1,296)
Ending balance	$4,851	$4,685	$4,851	$4,685
Total UPB	$2,506,426	$2,921,146	$2,506,426	$2,921,146
Nonperforming loans UPB	$314,456	$343,936	$314,456	$343,936
Nonperforming loans UPB / Total UPB	12.5%	11.8%	12.5%	11.8%
Allowance for credit losses / Total UPB	0.19%	0.16%	0.19%	0.16%
Charge-offs / Total UPB(1)	0.05%	0.01%	0.06%	0.06%
(1)
Reflects annualized charge-offs to Total UPB at the end of the period.

The allowance for credit losses was 0.19% of total UPB as of September 30, 2024. Nonperforming loans were 12.5% of total UPB as of September 30, 2024. We believe the allowance for credit losses is adequate because historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. Additionally, our annualized charge-off rates were 0.06% of total UPB for the nine months ended September 30, 2024 and 2023, which is lower as compared to the 0.19% and 0.16% of allowance for credit losses to our total UPB as of September 30, 2024 and 2023, respectively.

Credit Quality – Loans Held for Investment at amortized cost and Loans Held for Investment at Fair Value

The following table provides delinquency information on our loans held for investment at amortized cost and loans held for investment at fair value by UPB as of the dates indicated:

	September 30, 2024 (A)		COVID-19 Forbearance	June 30, 2024 (A)		COVID-19 Forbearance	September 30, 2023 (A)		COVID-19 Forbearance
	($ in thousands)
Performing/Accruing:
Current	$3,921,488	82.8%	$90,815	$3,669,659	81.9%	$95,614	$3,188,015	82.6%	$99,680
30-59 days past due	197,890	4.2	8,962	247,100	5.5	17,598	197,242	5.1	32,652
60-89 days past due	111,002	2.4	10,893	92,494	2.1	4,590	84,797	2.2	3,387
90+ days past due	—	—	—	—	—	—	—	—	—
Total Performing Loans	4,230,380	89.4	110,670	4,009,253	89.5	117,802	3,470,054	89.9	135,719
Nonperforming/Nonaccrual:
<90 days past due	20,055	0.4	1,557	19,347	0.5	746	17,969	0.5	284
90+ days past due	46,584	1.0	2,632	37,161	0.8	710	36,426	0.9	2,917
Bankruptcy	54,087	1.1	6,272	47,011	1.0	7,472	19,323	0.5	3,278
In foreclosure	383,213	8.1	32,724	367,129	8.2	31,787	314,007	8.2	34,848
Total nonperforming loans	503,939	10.6	43,185	470,648	10.5	40,715	387,725	10.1	41,327
Total loans held for investment	$4,734,319	100.0%	$153,855	$4,479,901	100.0%	$158,517	$3,857,779	100.0%	$177,046
(A)
Balance includes $153.9 million UPB of loans held for investment at amortized cost as of September 30, 2024, $158.5 million as of June 30, 2024, and $177.0 million as of September 30, 2023 in our COVID-19 forbearance program.

Other than loans in the COVID-19 forbearance program, loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $503.9 million, or 10.6% of our held for investment loan portfolio as of September 30, 2024, compared to $470.6 million, or 10.5% as of June 30, 2024, and $387.7 million, or 10.1% of the held for investment loan portfolio as of September 30, 2023.The increase in total nonperforming loans as of September 30, 2024 compared to June 30, 2024 and September 30, 2023 was due to an increase in the size of our portfolio and management’s decision to move loans into foreclosure early in the delinquency process.

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following tables summarize the resolution activities of loans that became nonperforming prior to the beginning of the periods indicated or became nonperforming and subsequently resolved during the periods indicated. We resolved $65.9 million of long-term and short-term non-performing loans for the quarter ended September 30, 2024, which was lower, compared to $68.6 million for the quarter ended June 30, 2024, and higher compared to $56.9 million for the quarter ended September 30, 2023. From these resolution activities, including the REO resolutions, we realized net gains of $2.3 million, $1.0 million, and $1.2 million for the quarters ended September 30, 2024, June 30, 2024, and September 30, 2023, respectively. This is largely the result of collecting default interest and prepayment penalties in excess of the contractual principal and interest due on loans.

The table below includes resolutions for our long-term nonperforming loans and REO's for the periods indicated:

	Three Months Ended
Long-Term Loans	September 30, 2024		June 30, 2024		September 30, 2023
	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
	($ in thousands)
Resolved — paid in full	$23,875	$965	$26,119	$793	$20,668	$758
Resolved — paid current	34,957	567	35,292	188	26,950	206
Resolved — REO sold	1,431	290	7,859	(202)	6,341	162
Total resolutions	$60,263	$1,822	$69,270	$779	$53,959	$1,126
Recovery rate on resolved nonperforming UPB		103.0%		101.1%		102.1%

The short-term loans, or loans with a maturity of two-year or less, do not require prepayment fees and usually result in a lower gain when paid in full, as compared to long term loans. The table below includes resolutions for our short-term nonperforming loans and REO's, and also includes loans that were granted a COVID-19 forbearance in 2020:

	Three Months Ended
Short-Term and Forbearance Loans	September 30, 2024		June 30, 2024		September 30, 2023
	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
	($ in thousands)
Resolved — paid in full	$4,974	$151	$4,545	$93	$2,967	$38
Resolved — paid current	2,122	7	2,689	1	6,292	—
Resolved — REO sold	1,260	325	4,176	165	2,434	(11)
Total resolutions	$8,356	$483	$11,410	$259	$11,693	$27
Recovery rate on resolved nonperforming UPB		105.8%		102.3%		100.2%

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

As of September 30, 2024, our REO included 112 properties with a lower of cost or estimated fair value of $62.4 million compared to 89 properties with a lower of cost or estimated fair value of $50.8 million as of June 30, 2024, and 61 properties with a lower of cost or estimated fair value of $29.3 million as of September 30, 2023.

Concentrations – Loans Held for Investment

As of September 30, 2024, our held for investment loan portfolio was concentrated in investor 1-4 loans, representing 54.2% of the UPB. Mixed used properties represented 11.3% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. Geographically, the principal balance of our loans held for investment were concentrated 21.5% in California, 16.7% in New York, 12.9% in Florida, and 7.4% in New Jersey.

Property Type	September 30, 2024
	Loan Count	UPB	% of Total UPB
	($ in thousands)
Investor 1-4	7,628	$2,565,794	54.2%
Mixed use	1,296	535,796	11.3
Retail	836	405,909	8.6
Multifamily	619	344,341	7.3
Warehouse	473	300,420	6.3
Office	625	266,025	5.6
Other (1)	757	316,034	6.7
Total loans held for investment	12,234	$4,734,319	100.0%
(1)
All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	September 30, 2024
	Loan Count	UPB	% of Total UPB
	($ in thousands)
California	1,525	$1,016,175	21.5%
New York	1,460	792,534	16.7
Florida	1,553	609,045	12.9
New Jersey	1,005	350,366	7.4
Other (1)	6,691	1,966,199	41.5
Total loans held for investment	12,234	$4,734,319	100.0%
(1)
All other states individually comprise less than 5.0% of the total unpaid principal balance.

Key Performance Metrics

	Three Months Ended
	September 30, 2024 (1)	June 30, 2024 (1)	September 30, 2023 (1)
	($ in thousands)
Average loans	$4,578,911	$4,355,941	$3,773,631
Portfolio yield	9.18%	8.98%	8.38%
Average debt — portfolio related	4,152,040	3,941,507	3,379,610
Average debt — total company	4,442,040	4,231,507	3,594,610
Cost of funds — portfolio related	6.15%	6.01%	5.63%
Cost of funds — total company	6.30%	6.18%	5.76%
Net interest margin — portfolio related	3.60%	3.54%	3.34%
Net interest margin — total company	3.06%	2.98%	2.90%
Charge-offs/Average loans held for investment at amortized cost	0.05%	0.04%	0.01%
Pre-tax return on equity	17.55%	16.95%	16.82%
Return on equity	12.90%	12.54%	11.87%
(1)
Percentages are annualized.

Average Loans

Average loans reflects the daily average of total outstanding loans, including both loans held for investment and loans held for sale, as measured by UPB, over the specified time period.

Portfolio Yield

Portfolio yield is an annualized measure of the total interest income earned on our loan portfolio as a percentage of average loans over the given period. Interest income includes interest earned on performing loans, cash interest received on nonperforming loans, default interest and prepayment fees. The increase in our portfolio yield over the periods shown was primarily driven by the increase in weighted average loan coupons.

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

Our portfolio related cost of funds increased to 6.15% for the three months ended September 30, 2024 from 6.01% for the prior quarter and increased from 5.63% for the three months ended September 30, 2023. The increase was primarily due to higher market interest rates.

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

Over the periods shown below, our portfolio related net interest margin increased to 3.60% for the three months ended September 30, 2024 from 3.34% for the three months September 30, 2023. Our portfolio related net interest margin increased to 3.50% for the nine months ended September 30, 2024 from 3.27% for the nine months ended September 30, 2023.The increase was primarily due to a higher increase in the average yield on our loan portfolio than the increase in our average cost of funds.

Our total company net interest margin of 3.06% for the three months ended September 30, 2024 increased from 2.90% for the three months ended September 30, 2023. Our total company net interest margin of 2.96% for the nine months ended September 30, 2024 increased from 2.82% for the nine months ended September 30, 2023. The increase in total company net interest margin was primarily due to a higher increase in the average yield on our loan portfolio than the increase in our average cost of funds.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Three Months Ended
	September 30, 2024			September 30, 2023
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	($ in thousands)
Loan portfolio:
Loans held for sale	$3,166			$3,170
Loans held for investment	4,575,745			3,770,460
Total loans	$4,578,911	$105,070	9.18%	$3,773,630	$79,088	8.38%

Debt:
Warehouse facilities	$311,560	$7,105	9.12%	$192,855	$4,943	10.25%
Securitized debt	3,840,480	56,766	5.91%	3,186,756	42,640	5.35%
Total debt - portfolio related	4,152,040	63,871	6.15%	3,379,611	47,583	5.63%
Corporate debt	290,000	6,143	8.47%	215,000	4,138	7.70%
Total debt	$4,442,040	$70,014	6.30%	$3,594,611	$51,721	5.76%

Net interest spread - portfolio related (2)			3.03%			2.75%
Net interest margin - portfolio related			3.60%			3.34%

Net interest spread - total company (3)			2.87%			2.63%
Net interest margin - total company			3.06%			2.90%
(1)
Annualized.
(2)
Net interest spread - portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)
Net interest spread - total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.

	Nine Months Ended
	September 30, 2024			September 30, 2023
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	($ in thousands)
Loan portfolio:
Loans held for sale	$7,602			$6,514
Loans held for investment	4,357,152			3,638,895
Total loans	$4,364,754	$293,359	8.96%	$3,645,409	$224,506	8.21%

Debt:
Warehouse facilities	$280,716	$19,612	9.32%	$218,793	$15,685	9.56%
Securitized debt	3,668,377	159,122	5.78%	3,044,511	119,377	5.23%
Total debt - portfolio related	3,949,093	178,734	6.03%	3,263,304	135,062	5.52%
Corporate debt	280,517	17,677	8.40%	215,000	12,417	7.70%
Total debt	$4,229,610	$196,411	6.19%	$3,478,304	$147,479	5.65%

Net interest spread - portfolio related (2)			2.93%			2.69%
Net interest margin - portfolio related			3.50%			3.27%

Net interest spread - total company (3)			2.77%			2.56%
Net interest margin - total company			2.96%			2.82%
(1)
Annualized.
(2)
Net interest spread - portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)
Net interest spread - total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.

Charge-Offs

Our annualized charge-off rate over average loans held for investment carried at amortized cost for the three months ended September 30, 2024 remained minimal at 0.05% as compared to 0.04% and 0.01% for the three months ended June 30, 2024 and September 30, 2023, respectively. The charge-offs rate reflects year-to-date annualized charge-offs as a percentage of average loans held for investment at amortized cost. for the respective quarters. We do not record charge-offs on FVO loans which are carried at estimated fair value. We do not record charge-offs on our loans held for sale which are carried either at fair value, or at the lower of cost or estimated fair value.

Pre-Tax Return on Equity and Return on Equity

Pre-tax return on equity and return on equity reflect income before income taxes and net income including income attributable to noncontrolling interest, respectively, as a percentage of the monthly average total stockholders’ equity including noncontrolling interest over the specified period. Pre-tax return on equity and return on equity increased during the quarter ended September 30, 2024 as compared to the quarters ended June 30, 2024 and September 30, 2023 primarily due to the increase in income before income taxes and the increase in net income.

	Three Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023
	($ in thousands)
Income before income taxes (A)	$21,244	$19,873	$17,239
Net income (B)	15,617	14,711	12,169

Monthly average balance:
Stockholders' equity (C)	484,197	469,071	409,954

Pre-tax return on equity (A)/(C) (1)	17.5%	16.9%	16.8%

Return on equity (B)/(C) (1)	12.9%	12.5%	11.9%
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

Interest income on loans held for investment is comprised of interest income on loans and prepayment fees, less the amortization of deferred net costs related to the origination of loans carried at amortized cost. Interest income on loans held for sale is comprised of interest income earned on loans prior to their sale. The net fees and costs associated with loans held for sale carried at the lower of cost or fair value, are deferred as part of the carrying value of the loan and recognized as a gain or loss on the sale of the loan. The fees and costs associated with loans carried at fair value are recognized and expensed as incurred.

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

Interest Expense — Corporate Debt

Interest expense on corporate debt primarily consists of interest expense paid with respect to the 2022 Term Loan and the 2024 Term Loan, as reflected in "Secured financing, net" on our consolidated balance sheets, and the related amortization of deferred debt issuance costs.

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

Other Operating Income

Gain on Disposition of Loans. When we sell a loan held for sale, we record a gain or loss that reflects the difference between the proceeds received for the sale of the loans and their respective carrying values. The gain or loss that we ultimately realize on the sale of our loans held for sale is primarily determined by the terms of the originated loans, current market interest rates and the sale price of the loans. In addition, when we transfer a loan to REO, we record the REO at its fair value, less estimated costs to sell, at the time of the transfer. The difference between the fair value of the real estate and the carrying value of the loan is recorded as a gain or a loan charge-off.

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

Other Operating Expenses. Other operating expenses consist of general and administrative costs such as travel and entertainment, marketing, data processing, insurance and office equipment.

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

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Interest income	$105,070	$79,088	$293,359	$224,506
Interest expense - portfolio related	63,871	47,583	178,734	135,062
Net interest income - portfolio related	41,199	31,505	114,625	89,444
Interest expense - corporate debt	6,143	4,138	17,677	12,417
Net interest income	35,056	27,367	96,948	77,027
Provision for (reversal of) credit losses	(69)	154	1,151	1,088
Net interest income after provision for (reversal of) credit losses	35,125	27,213	95,797	75,939
Other operating income	20,732	17,360	69,068	44,239
Total operating expenses	34,613	27,334	100,511	71,359
Income before income taxes	21,244	17,239	64,354	48,819
Income tax expense	5,627	5,070	16,693	13,693
Net income	15,617	12,169	47,661	35,126
Net income (loss) attributable to noncontrolling interest	(186)	83	(171)	208
Net income attributable to Velocity Financial, Inc.	$15,803	$12,086	$47,832	$34,918

Net Interest Income — Portfolio Related

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	$ Change	2024	2023	$ Change
	(In thousands)
Interest income	$105,070	$79,088	$25,982	$293,359	$224,506	$68,853
Interest expense - portfolio related	63,871	47,583	16,288	178,734	135,062	43,672
Net interest income - portfolio related	$41,199	$31,505	$9,694	$114,625	$89,444	$25,181

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income increased to $41.2 million from $31.5 million for the three months ended September 30, 2024 and 2023, respectively. Our portfolio related net interest income increased to $114.6 million for the nine months ended September 30, 2024 from $89.4 million for the nine months ended September 30, 2023.

Interest Income. Interest income increased by $26.0 million to $105.1 million for the three months ended September 30, 2024, compared to $79.1 million for the three months ended September 30, 2023, primarily attributable to higher portfolio balances and higher average loan yield. For the three months ended September 30, 2024, the average loan yield was 9.18% compared to 8.38% for the three months ended September 30, 2023. Interest income increased by $68.9 million to $293.4 million for the nine months ended September 30, 2024, compared to $224.5 million for the nine months ended September 30, 2023. The increase in interest income for the nine months ended September 30, 2024 was primarily attributable to higher portfolio balances due to loan originations and higher average loan yield.

The following table distinguishes between the change in interest income attributable to change in average loan balance (volume) and the change in interest income attributable to a change in annualized yield (rate) for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30, 2024 and 2023
	Average Loans	Interest Income	Average Yield (1)
	(In thousands)
Three months ended September 30, 2024	$4,578,911	$105,070	9.18%
Three months ended September 30, 2023	3,773,630	79,088	8.38%
Volume variance	805,281	16,877
Rate variance		9,105	0.80%
Total interest income variance		$25,982
(1)
Annualized

	Nine Months Ended September 30, 2024 and 2023
	Average Loans	Interest Income	Average Yield (1)
	(In thousands)
Nine months ended September 30, 2024	$4,364,754	$293,359	8.96%
Nine months ended September 30, 2023	3,645,409	224,506	8.21%
Volume variance	719,345	44,302
Rate variance		24,551	0.75%
Total interest income variance		$68,853
(1)
Annualized

Interest Expense — Portfolio Related. Portfolio related interest expense, which consists of interest incurred on our warehouse facilities and securitized debt, increased to $63.9 million for the three months ended September 30, 2024 from $47.6 million for the three months ended September 30, 2023, and increased to $178.7 million for the nine months ended September 30, 2024 from $135.1 million for the nine months ended September 30, 2023, primarily attributable to a higher loan portfolio being financed and increased interest rates.

The following table presents the information regarding the portfolio related interest expense and distinguishes between the change in interest expense attributable to changes in the average outstanding debt balance (volume) and the change in cost of funds (rate) for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30, 2024 and 2023
	Average Debt (1)	Interest Expense	Cost of Funds (2)
	(In thousands)
Three months ended September 30, 2024	$4,152,040	$63,871	6.15%
Three months ended September 30, 2023	3,379,611	47,583	5.63%
Volume variance	772,429	10,875
Rate variance		5,413	0.52%
Total interest expense variance		$16,288
(1)
Includes securitized debt and warehouse agreements
(2)
Annualized

	Nine Months Ended September 30, 2024 and 2023
	Average Debt (1)	Interest Expense	Cost of Funds (2)
	(In thousands)
Nine months ended September 30, 2024	$3,949,093	$178,734	6.03%
Nine months ended September 30, 2023	3,263,304	135,062	5.52%
Volume variance	685,789	28,384
Rate variance		15,288	0.52%
Total interest expense variance		$43,672
(1)
Includes securitized debt and warehouse agreements
(2)
Annualized

Net Interest Income After Provision for (Reversal of) Credit Losses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	$ Change	2024	2023	$ Change
	(In thousands)
Net interest income - portfolio related	$41,199	$31,505	$9,694	$114,625	$89,444	$25,181
Interest expense - corporate debt	6,143	4,138	2,005	17,677	12,417	5,260
Net interest income	35,056	27,367	7,689	96,948	77,027	19,921
Provision for (reversal of) credit losses	(69)	154	(223)	1,151	1,088	63
Net interest income after provision for (reversal of) credit losses	$35,125	$27,213	$7,912	$95,797	$75,939	$19,858

Interest Expense — Corporate Debt. Corporate debt interest expense increased to $6.1 million for the three months ended September 30, 2024, compared to $4.1 million for the three months ended September 30, 2023, and increased to $17.7 million for the nine months ended September 30, 2024, compared to $12.4 million for the nine months ended September 30, 2023, primarily due to the issuance of $75.0 million of additional secured debt in February 2024.

Provision for (Reversal of) Credit Losses. Our provision for credit losses was a reversal of $0.1 million for the three months ended September 30, 2024 compared to a provision of $0.2 million for the three months ended September 30, 2023, and remained relatively consistent at $1.2 million for the nine months ended September 30, 2024 from $1.1 million for the nine months ended September 30, 2023. The reversal of credit losses in the current quarter was primarily due to the decrease in our loans held for investment carried at amortized cost.

Other Operating Income

The $3.4 million and $24.8 million increases in total other operating income for the three and nine months ended September 30, 2024, respectively, were mainly due to the unrealized gains from valuation of loans, offset by the unrealized loss on valuation of securitized debt at fair value.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	$ Change	2024	2023	$ Change
	(In thousands)
Gain on disposition of loans	$2,291	$3,606	$(1,315)	$7,156	$6,756	$400
Unrealized gain (loss) on fair value loans	35,530	(1,284)	36,814	71,579	8,483	63,096
Unrealized gain (loss) on fair value securitized debt	(24,995)	9,692	(34,687)	(31,957)	15,083	(47,040)
Unrealized gain (loss) on mortgage servicing rights	(993)	341	(1,334)	(922)	548	(1,470)
Origination fee income	6,704	3,323	3,381	16,762	8,469	8,293
Interest income on cash balance	1,676	1,342	334	5,038	3,478	1,560
Other income	519	340	179	1,412	1,422	(10)
Total other operating income	$20,732	$17,360	$3,372	$69,068	$44,239	$24,829

Gain on disposition of loans. Gain on disposition of loans decreased by $1.3 million to $2.3 million for the three months ended September 30, 2024 compared to $3.6 million for the three months ended September 30, 2023. The decrease was primarily due to a decrease in gain on transfer to REO upon foreclosures. The nine months ended September 30, 2024 remained relatively consistent, increasing by $0.4 million to $7.2 million as compared to $6.8 million for the nine months ended September 30, 2023.

Unrealized gain (loss) on fair value loans. Unrealized gain on fair value loans increased by $36.8 million to $35.5 million for the three months ended September 30, 2024 compared to a $1.3 million unrealized loss for the three months ended September 30, 2023, and increased by $63.1 million to $71.6 million for the nine months ended September 30, 2024 compared to $8.5 million unrealized gain for the nine months ended September 30, 2023. The increases were mainly driven by an increase in the loan portfolio from loan originations and a recent decrease in market interest rates.

Unrealized gain (loss) on fair value securitized debt. Unrealized gain on fair value securitized debt decreased by $34.7 million to an unrealized loss of $25.0 million for the three months ended September 30, 2024 compared to an unrealized gain of $9.7 million for the three months ended September 30, 2023, and decreased by $47.0 million to an unrealized loss of $32.0 million for the nine months ended September 30, 2024 compared to an unrealized gain of $15.1 million for the nine months ended September 30, 2023. The unrealized losses on fair value securitized debt were primarily attributable to a recent decrease in market interest rates.

Unrealized Gain (Loss) on Mortgage Servicing Rights. Unrealized loss on mortgage servicing rights was $1.0 million for the three months ended September 30, 2024 as compared to an unrealized gain of $0.3 million for the three months ended September 30, 2023. Unrealized loss on mortgage servicing rights was $0.9 million for the nine months ended September 30, 2024 compared to an unrealized gain of $0.5 million for the nine months ended September 30, 2023. The increases in unrealized loss on mortgage servicing rights were mainly driven by an increase in projected prepayment speed as the market interest rates decreased.

Origination fee income. Origination fee income increased by $3.4 million to $6.7 million for the three months ended September 30, 2024 compared to $3.3 million for the three months ended September 30, 2023, and increased by $8.3 million to $16.8 million for the nine months ended September 30, 2024 compared to $8.5 million for the nine months ended September 30, 2023. The increases were primarily due to higher loan originations.

Interest income on cash balance. Interest income on cash balance increased by $0.3 million to $1.7 million for the three months ended September 30, 2024 compared to $1.3 million for the three months ended September 30, 2023, and increased by $1.6 million to $5.0 million for the nine months ended September 30, 2024 compared to $3.5 million for the nine months ended September 30, 2023. The increases were primarily attributable to increased interest earning cash balances.

Other income. Other income increased to $0.5 million for the three months ended September 30, 2024 compared to $0.3 million for the three months ended September 30, 2023. The increase was driven by an increase in servicing fee income from an increase in our loan servicing portfolio. Other income remained consistent for nine months ended September 30, 2024 and 2023 at $1.4 million.

Operating Expenses

Operating expenses are presented in the following table. Changes in operating expenses comparing to the same periods prior year are discussed below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	$ Change	2024	2023	$ Change
	(In thousands)
Compensation and employee benefits	$17,586	$12,523	$5,063	$49,505	$33,200	$16,305
Origination expenses	867	273	594	2,262	347	1,915
Securitization expenses	3,186	4,930	(1,744)	12,292	10,213	2,079
Loan servicing	5,656	4,901	755	15,639	12,996	2,643
Professional fees	2,305	854	1,451	6,140	2,865	3,275
Rent and occupancy	519	472	47	1,633	1,377	256
Real estate owned, net	1,951	1,239	712	5,762	4,085	1,677
Other operating expenses	2,543	2,142	401	7,278	6,276	1,002
Total operating expenses	$34,613	$27,334	$7,279	$100,511	$71,359	$29,152

Compensation and Employee Benefits. Compensation and employee benefits increased by $5.1 million to $17.6 million for the three months ended September 30, 2024 compared to $12.5 million for the three months ended September 30, 2023, and increased by $16.3 million to $49.5 million for the nine months ended September 30, 2024 compared to $33.2 million for the nine months ended September 30, 2023. The increases were mainly driven by higher headcount and commissions expense in 2024 as our loan originations increased.

Origination Expenses. Origination expenses increased by $0.6 million to $0.9 million for the three months ended September 30, 2024, compared $0.3 million for the three months ended September 30, 2023, and increased by $1.9 million to $2.3 million for the nine months ended September 30, 2024, compared to $0.3 million for the nine months ended September 30, 2023. The increases in origination expenses were due to higher loan originations as compared to prior year.

Securitization Expenses. Securitization expenses were $3.2 million for the three months ended September 30, 2024 compared to $4.9 million for the three months ended September 30, 2023, and $12.3 million for the nine months ended September 30, 2024 compared to $10.2 million for the nine months ended September 30, 2023. The decrease in securitization expenses in the third quarter of 2024 was a result of issuing one securitization in the third quarter of 2024 as compared to issuing two securitizations in the same period prior year. The increase in securitization expenses for the nine months ended September 30, 2024 was due to the higher amount of securitized debt issued as compared to the same period prior year.

Loan Servicing. Loan servicing expenses increased to $5.7 million for the three months ended September 30, 2024 from $4.9 million for the three months ended September 30, 2023, and increased to $15.6 million for the nine months ended September 30, 2024 from $13.0 million for the nine months ended September 30, 2023 primarily due to the increase in our total loan portfolio from prior year.

Professional Fees. Professional fees increased to $2.3 million for the three months ended September 30, 2024 compared to $0.9 million for the three months ended September 30, 2023, and increased by $3.3 million to $6.1 million for the nine months ended September 30, 2024 as compared to $2.9 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in legal expenses.

Rent and Occupancy. Rent and occupancy expenses remained consistent at $0.5 million for the three months ended September 30, 2024 and 2023, and were $1.6 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Net Expenses of Real Estate Owned. Net expenses of real estate owned increased to $2.0 million for the three months ended September 30, 2024 from $1.2 million for the three months ended September 30, 2023, and increased to $5.8 million for the nine months ended September 30, 2024 from $4.1 million for the nine months ended September 30, 2023, mainly due to an increase in the number of foreclosed properties.

Other Operating Expenses. Other operating expenses increased to $2.5 million for the three months ended September 30, 2024 from $2.1 million for the three months ended September 30, 2023, and increased to $7.3 million for the nine months ended September 30, 2024 from $6.3 million for the nine months ended September 30, 2023. The increases were mainly due to an increase in marketing, data processing costs, and general office expenses.

Income Tax Expense. Income tax expense was $5.6 million and $5.1 million for the three months ended September 30, 2024 and 2023, respectively, and $16.7 million and $13.7 million for the nine months ended September 30, 2024 and 2023, respectively. Our annual consolidated effective tax rates were 28.5% and 28.3% for the years 2024 and 2023, respectively.

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

The following table sets forth our unaudited quarterly results for the periods indicated:

	Three Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
	($ in thousands)
	(Unaudited)
Interest income	$105,070	$97,760	$90,529	$86,269	$79,088	$74,897	$70,521	$65,632
Interest expense - portfolio related	63,871	59,188	55,675	51,405	47,583	45,451	42,029	40,854
Net interest income - portfolio related	41,199	38,572	34,854	34,864	31,505	29,446	28,492	24,778
Net interest margin - portfolio related	3.60%	3.54%	3.35%	3.52%	3.34%	3.24%	3.23%	2.84%
Interest expense - corporate debt	6,143	6,155	5,380	4,140	4,138	4,139	4,139	4,139
Net interest income	35,056	32,417	29,474	30,724	27,367	25,307	24,353	20,639
Net interest margin - total company	3.06%	2.98%	2.83%	3.10%	2.90%	2.78%	2.76%	2.36%
Provision for (reversal of) credit losses	(69)	218	1,002	827	154	298	636	(437)
Net interest income after provision for (reversal of) credit losses	35,125	32,199	28,472	29,897	27,213	25,009	23,717	21,076
Other operating income	20,732	22,561	25,775	21,670	17,360	14,037	12,843	11,420
Operating expenses	34,613	34,887	31,011	29,260	27,334	22,222	21,803	20,804
Income before income taxes	21,244	19,873	23,236	22,307	17,239	16,824	14,757	11,692
Less income (loss) attributable to noncontrolling interest	(186)	(67)	82	(189)	83	39	87	(235)
Income tax expense	5,627	5,162	5,903	5,141	5,070	4,602	4,021	3,465
Net income	$15,803	$14,778	$17,251	$17,355	$12,086	$12,183	$10,649	$8,462

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

Cash and Cash Equivalents

Our total liquidity plus available warehouse capacity, including Century's revolving credit line, was $442.1 million as of September 30, 2024, comprised of $349.3 million in available warehouse capacity, $44.1 million in cash, and $48.7 million in available borrowings from unencumbered loans.

We had cash of $44.1 million and $29.4 million, excluding restricted cash of $23.2 million and $17.7 million as of September 30, 2024 and 2023, respectively. The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(In thousands)
Cash provided by (used in):
Operating activities	$4,482	$22,676
Investing activities	(689,013)	(360,790)
Financing activities	689,865	323,154
Net change in cash, cash equivalents, and restricted cash	$5,334	$(14,960)

Cash flows from operating activities primarily includes net income adjusted for (1) cash used for origination and purchase of held for sale loans and the related cash proceeds from the sales of such loans, (2) non-cash items including valuation changes, provision for credit losses, discount accretion, and amortization of debt issuance discount and costs, and (3) changes in the balances of operating assets and liabilities.

For the nine months ended September 30, 2024, our net cash provided by operating activities consisted mainly of $47.7 million in net income and $32.0 million change in valuation of securitized debt at fair value, partially offset by $71.6 million change in valuation of loans carried at fair value.

For the nine months ended September 30, 2024, our net cash used in investing activities consisted mainly of $1.3 billion in cash used to originate loans held for investment at fair value, partially offset by $525.3 million in cash received from payoffs of loans held for investment.

For the nine months ended September 30, 2024, our net cash provided by financing activities consisted mainly of $1.4 billion in borrowings from our warehouse and repurchase facilities and $1.0 billion in proceeds from issuing securitized debt. The cash generated was offset by repayments of $1.3 billion and $485.8 million, on our warehouse and repurchase facilities and securitized debt, respectively.

During the nine months ended September 30, 2024 and 2023, we generated approximately $5.3 million and used $15.0 million, respectively, of net cash and cash equivalents on operating, investing and financing activities.

Warehouse Facilities

As of September 30, 2024, we had five non-mark-to-market warehouse facilities, one modified mark-to-market warehouse facility, and one mark-to-market warehouse facility to support our loan origination and acquisition facilities. One agreement is a two-year warehouse repurchase facility, four agreements are one-year warehouse repurchase facilities, and two agreements are three-year warehouse facilities. The borrowings are collateralized primarily by performing loans. All warehouse facilities are based on SOFR, plus margins ranging from 1.60% to 4.50%. Borrowing under these facilities was $435.7 million with $349.3 million of available capacity as of September 30, 2024.

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

All borrower payments on loans financed under the warehouse facilities are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities. The warehouse facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to-net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization of interest expense. If we fail to meet any of the covenants, or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of September 30, 2024, we were in compliance with these covenants.

Securitized debt

From May 2011 through September 2024, we have completed 35 securitized debts, issuing $7.4 billion in principal amount of securities to third parties. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The following table summarizes the securities issued, securities retained by us at the time of the securitization, and as of September 30, 2024 and December 31, 2023, and the stated maturity for each securitized debt. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 10% to 30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

		Securities Retained as of
Trusts	Securities Issued	Issuance Date	September 30, 2024	December 31, 2023	Stated Maturity Date
	(In thousands)
2017-2 Trust	$245,601	$12,927	$2,416	$2,416	October 2047
2018-1 Trust	176,816	9,308	1,602	1,602	April 2048
2018-2 Trust	307,988	16,210	2,938	3,614	October 2048
2019-1 Trust	235,580	12,399	—	—	March 2049
2019-2 Trust	207,020	10,901	—	—	July 2049
2019-3 Trust	154,419	8,127	—	—	October 2049
2020-1 Trust	248,700	13,159	—	—	February 2050
2020-2 Trust	96,352	32,118	—	12,847	June 2050
2021-1 Trust	251,301	13,227	—	—	May 2051
2021-2 Trust	194,918	10,260	—	—	August 2051
2021-3 Trust	204,205	—	—	—	October 2051
2021-4 Trust	319,116	—	—	—	December 2051
2022-1 Trust	273,594	5,015	3,908	4,206	February 2052
2022-2 Trust	241,388	11,202	9,760	10,971	March 2052
2022-MC1 Trust	84,967	40,911	46,867	45,026	May 2047
2022-3 Trust	296,323	18,914	15,489	15,489	May 2052
2022-4 Trust	308,357	25,190	12,379	13,414	July 2052
2022-5 Trust	188,754	65,459	12,649	12,649	October 2052
2023-1 Trust	198,715	41,593	4,043	4,043	December 2052
2023-1R Trust	64,833	66,228	66,228	66,228	October 2025
2023-2 Trust	202,210	24,229	6,714	23,948	April 2053
2023-RTL1 Trust	81,608	4,296	4,296	4,296	July 2028
2023-3 Trust	234,741	28,718	9,145	28,480	July 2053
2023-4 Trust	202,890	26,623	3,995	26,482	November 2053
2024-1 Trust	209,862	11,278	11,229	—	January 2054
2024-2 Trust	286,235	8,853	8,767	—	April 2054
2024-3 Trust	204,599	5,255	5,211	—	June 2054
2024-4 Trust	253,612	3,080	3,064	—	July 2054
Total	$5,974,704	$525,480	$230,700	$275,711

The following table summarizes outstanding bond balances for each securitized debt as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(In thousands)
2017-2 Trust	$36,321	$45,869
2018-1 Trust	26,820	33,505
2018-2 Trust	63,005	76,871
2019-1 Trust	64,004	76,391
2019-2 Trust	50,835	66,340
2019-3 Trust	50,268	58,089
2020-1 Trust	96,201	106,976
2020-2 Trust	—	45,180
2021-1 Trust	157,675	171,748
2021-2 Trust	129,046	143,797
2021-3 Trust	142,029	158,043
2021-4 Trust	219,627	244,919
2022-1 Trust	221,565	236,358
2022-2 Trust	198,288	210,217
2022-MC1 Trust	18,401	31,508
2022-3 Trust	239,881	257,047
2022-4 Trust	239,871	274,419
2022-5 Trust	138,941	162,925
2023-1 Trust	156,125	177,250
2023-1R Trust	44,985	58,237
2023-2 Trust	168,556	188,805
2023-RTL1 Trust	81,608	81,608
2023-3 Trust	217,620	227,228
2023-4 Trust	196,999	201,813
2024-1 Trust	187,751	—
2024-2 Trust	267,393	—
2024-3 Trust	196,559	—
2024-4 Trust	252,307	—
Total	$3,862,681	$3,335,143

As of September 30, 2024 and December 31, 2023, the weighted average rates on the securities and certificates for the Trusts are as follows:

	September 30, 2024	December 31, 2023
2017-2 Trust	4.14%	3.97%
2018-1 Trust	4.14%	4.03%
2018-2 Trust	4.49%	4.48%
2019-1 Trust	4.12%	4.07%
2019-2 Trust	3.42%	3.42%
2019-3 Trust	3.28%	3.29%
2020-1 Trust	2.89%	2.85%
2020-2 Trust	4.65%	4.61%
2021-1 Trust	1.77%	1.76%
2021-2 Trust	2.06%	2.02%
2021-3 Trust	2.47%	2.46%
2021-4 Trust	3.23%	3.22%
2022-1 Trust	3.94%	3.93%
2022-2 Trust	5.07%	5.07%
2022-MC1 Trust	6.88%	6.90%
2022-3 Trust	5.71%	5.70%
2022-4 Trust	6.21%	6.24%
2022-5 Trust	7.08%	7.06%
2023-1 Trust	7.03%	7.02%
2023-1R Trust	7.61%	7.68%
2023-2 Trust	7.33%	7.19%
2023-RTL1 Trust	8.24%	8.24%
2023-3 Trust	7.94%	7.82%
2023-4 Trust	8.40%	8.38%
2024-1 Trust	7.64%	—%
2024-2 Trust	7.06%	—%
2024-3 Trust	7.20%	—%
2024-4 Trust	6.90%	—%

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

At-The-Market Equity Offering Program

On September 3, 2021, we entered into separate Equity Distribution Agreements with counterparties to establish an at-the-market equity offering program (“ATM Program”) where we may issue and sell, from time to time, shares of our common stock. Our ATM Program allows for aggregate gross sales of our common stock of up to $50,000,000 provided that the number of shares sold under the ATM Program does not exceed 5,000,000. For the three months ended March 31,2024, 9,537 shares of common stock were sold under the ATM Program for net proceeds of $154.1 thousand. No shares were sold under the ATM program for the three months ended June 30, 2024. For the three months ended September 30, 2024, 10,725 shares of common stock were sold under the ATM Program for net proceeds of $190.3 thousand.

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

As of September 30, 2024, we maintained warehouse facilities to finance our investor real estate loans and had approximately $435.7 million in outstanding borrowings with $349.3 million of available capacity under our warehouse and repurchase facilities.

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

No common stock purchases were made by us during the three months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended September 30, 2024.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 and (v) the Notes to unaudited Consolidated Financial Statements.

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

VELOCITY FINANCIAL, INC.

Date: November 7, 2024	By:	/s/ Christopher D. Farrar
Christopher D. Farrar
Chief Executive Officer

Date: November 7, 2024	By:	/s/ Mark R. Szczepaniak
Mark R. Szczepaniak
Chief Financial Officer