Form 10-K
period 2024-12-31
Velocity Financial, Inc.
filed 2025-03-12
CIK 1692376

note08c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $161.4 million, based on a closing price of $17.93.

As of March 3, 2025, the registrant had 34,015,492 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Certain portions of our Definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with our 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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
•
disruptions to business, market and operational conditions related to an outbreak of another highly infectious or contagious disease;
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

iii

PART I

Item 1. Business.

Our Company

We are a vertically integrated real estate finance company founded in 2004. We originate, securitize, and manage a nationwide portfolio of loans secured by real estate to earn attractive risk adjusted spreads for our shareholders. We primarily originate investor loans secured by 1-4 unit residential rental properties, as well as loans for multi-family, mixed use and commercial properties. We originate loans nationwide across our extensive network of independent mortgage brokers and direct borrower relationships, which we have built and refined over the 20 years since our inception. Our objective is to be the preferred and one of the most recognized brands in our core market.

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

We believe there is a substantial and durable market opportunity for investor real estate loans across 1-4 unit residential rental and small commercial properties, and that our institutionalized approach to serving these fragmented market segments underpins our long-term business strategy. Our growth to date has validated the need for scaled lenders with dedication to individual investors who own ten or fewer properties, a base which we believe represents the vast majority of activity across our core market. According to data from the U.S. Census Bureau, the U.S. home rentership rate (the inverse of the home ownership rate) has averaged approximately 34%. According to an estimate published by Redfin in August 2024, the value of the U.S. residential housing sector is over $49 trillion. Ownership of residential properties for rent has historically been concentrated among smaller investors. According to data published by the Urban Institute in April and September 2023, an estimated 95% of investors own properties with one to four units and an estimated 98% of investors own 10 or fewer units, while institutional ownership comprises less than 4% of the market.

Our primary growth strategy is predicated on organically continuing to serve and build loyalty within our network of mortgage brokers, while also expanding our network with new mortgage brokers through targeted marketing and improved brand awareness. We believe our reputation and 20-year history within our core market position us well to capture future growth opportunities. We continue to opportunistically pursue inorganic growth strategies such as acquiring portfolios of loans that meet our investment criteria and acquisitions of businesses that align with our strategic vision.

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

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed Government National Mortgage Association (“Ginnie Mae” or “GNMA”) issuer/servicer that provides government-insured Federal Housing Administration (“FHA”) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century earns origination fees from originating loans, and servicing fees from mortgage servicing rights on its servicing portfolio. Century is a consolidated subsidiary of the Company as of completion of the acquisition. In addition, as a servicer of Ginnie Mae loans, Century is required to maintain a minimum net worth; and was in compliance with this requirement as of December 31, 2024.

Market Uncertainties

Our operational and financial performance will depend on certain market developments, including the actions of the Federal Reserve, the ongoing Russia/Ukraine war and conflicts in the Middle East, a possible global recession, heightened stress in the real estate and corporate debt markets, macroeconomic conditions and market fundamentals, which can all affect each of these factors and potentially impact our business performance.

Our Competitive Advantages

We believe that the following competitive advantages enhance our ability to execute our business strategy and position us well for future growth:

Established Franchise with Strong Brand Recognition

We believe our reputation and deep history within the real estate lending community position us as a preferred lender for mortgage brokers. We have been originating and acquiring loans in our core market since our inception in 2004, making us a recognizable brand with a proven ability to execute. Additionally, we have successfully executed 37 securitizations of our investor real estate loans, issuing $8.0 billion in principal amount of securities between 2011 and the year ended December 31, 2024. We have a keen understanding of this securitization market, including complicated structural issues, investor expectations and rating agency requirements. We executed our thirty-second through thirty-seventh securitizations in 2024. We believe this demonstrates that we have a strong reputation with investors in the securitization market, which enables us to maintain efficient access to debt capital that ultimately improves our ability to offer competitive pricing to our borrowers.

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

We apply the same asset-driven underwriting process to all the loans in our portfolio, regardless of whether we originate or acquire these loans. Our credit and underwriting philosophy encompasses individual borrower and property due diligence, taking into consideration several factors. Our access to 20 years of proprietary data allows us to perform analytics that inform our lending decisions efficiently and effectively, which we believe is a strong competitive advantage.

Large In-Place Portfolio with Attractive, Long-Term Financing

We believe our in-place portfolio provides a significant and stable income stream for us to invest in future earnings growth. Our loans are structured to provide interest rate protection. The majority of our loans are fixed-rate loans and a smaller portion of our loans are floating after an initial fixed-rate period, subject to a floor equal to the starting fixed rate. The loans are mainly financed with long-term fixed-rate debt, resulting in a spread that could increase over time, but not decrease. As a result, our in-place portfolio spread generally benefits from rising interest rates. We generated $159.6 million in portfolio related net interest income for the year ended December 31, 2024, representing a 3.56% net interest margin during the year.

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

Our Experienced Management Team

Led by co-founder and Chief Executive Officer Christopher Farrar, our management team averages more than 26 years of experience in the financial services and real estate lending industries, including extensive experience in commercial and residential lending, structured finance and capital markets. We have successfully navigated both positive and negative economic cycles and retained our core team of experienced professionals in appraisal, underwriting, processing and production, while bolstering our finance and asset management team with professionals possessing extensive experience in financial reporting and real estate management. We believe our in-depth knowledge of our core market provides a distinct competitive advantage.

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

Further Penetrate Our Existing Mortgage Broker Network

We strive to be the preferred lender within our network of approved mortgage brokers. We have developed a strong reputation in the market for high quality execution and timely closing, which we believe are the most important qualities our mortgage brokers value in selecting a lender. There is significant opportunity for us to further penetrate the approximately 3,770 mortgage brokers with whom we have done business over the last five years. Approximately 89% of loan originators originated five or fewer loans with us during the year ended December 31, 2024. We believe this presents a compelling opportunity for us to capture incremental volume from our existing broker network.

Expand Our Network with New Mortgage Brokers

We believe that our targeted sales effort, combined with consistent high-quality execution, positions us well to continue adding to the network of mortgage brokers that rely on us to serve their borrower clients.

Despite the adverse macroeconomic conditions caused by inflation and rising interest rates, we funded 4,328 loans sourced by 1,415 different mortgage brokers during the year ended December 31, 2024. We believe that represents a small portion of the mortgage originators in the United States, which consisted of approximately 848,067 state-licensed mortgage originators as of September 30, 2024, according to the Nationwide Multistate Licensing System. The size of the mortgage broker market presents an attractive opportunity for us to capture significant growth with very small increases in the share of mortgage brokers that recognize our platform capabilities and utilize us as a preferred lender in our core market.

Develop New Products

Our primary product is a 30-year fixed-rate amortizing term loan. These loans comprised 85.2% of our loan originations during the year ended December 31, 2024. This product is used by borrowers to finance stabilized long-term real estate investments. We believe this product has strong receptivity in our market, as evidenced by our success in growing loan originations over time. Since our inception, we have continued to expand our product offering in response to developing market opportunities and the evolving financing needs of our broker network. For example, in 2013, in response to the increased demand for rental properties, we moved aggressively into the market for 1-4 unit residential rental loans, which comprised 52.5% of our held for investment loan portfolio as of December 31, 2024.

In March 2017, we began originating short-term, interest-only loans to be used for acquiring, repositioning or improving the quality of 1-4 unit residential investment properties. This product typically serves as an interim solution for borrowers and/or properties that do not meet the investment criteria of our primary 30-year product. The short-term, interest-only loan allows borrowers to address any qualifying issues with their credit and/or the underlying property before bridging into a longer-term loan. In June 2018, we added a second short-term, interest-only loan product which allows borrower draws for rehabbing residential rental property. In 2023, we issued our first securitization of these newly originated, short-term loans. In December 2021, we added a new Department of Housing and Urban Development (“HUD”) multi-family and healthcare loan product offering with our acquisition of a majority interest in Century.

Opportunistically Acquire Portfolios of Loans and Acquire Strategically-Aligned Businesses

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

Our Portfolio

Loans Held for Investment

Our typical investor real estate loan is secured by a first lien on the underlying property with the added protection of a personal guarantee and, based on the loans in our portfolio as of December 31, 2024, has an average balance of approximately $391 thousand. As of December 31, 2024, our portfolio of loans held for investment totaled $5.1 billion of unpaid principal balance, or UPB, on properties in 45 states and the District of Columbia. Of the 12,932 loans held for investment as of December 31, 2024, 99.5% of the portfolio, as measured by UPB, was attributable to our loan origination business, while the remaining 0.5% of the portfolio, or 68 loans, totaling $35.4 million in UPB, was related to acquisitions. During the years ended December 31, 2024 and 2023, we originated 4,532 and 2,955 loans to be held for investment totaling $1.8 billion and $1.1 billion, respectively.

As of December 31, 2024, 91.4% of our loans held for investment, as measured by UPB, were fully-amortizing over 30 years. The principal amount of a fully-amortizing loan is repaid ratably over the term of the loan, as compared to a balloon loan where all, or a substantial portion of, the original loan amount is due in a single payment at the maturity date. We believe that fully-amortizing loans face a lower risk of default than balloon loans, as the final payment due under the balloon loan may require the borrower to refinance or sell the property.

We target investor real estate loans with loan-to-value ratios, or LTVs, between 60% and 75% at origination as we believe that borrower equity of 25% to 40% provides significant protection against credit losses. As of December 31, 2024, our loans held for investment had a weighted average LTV at origination of 66.6%. Additionally, as of December 31, 2024, borrowers personally guaranteed 100.0% of the loans in our held for investment portfolio and had a weighted average credit score at origination of 704, excluding the 1.3% of loans for which a credit score is not available.

The following charts illustrate the composition of our loans held for investment as of December 31, 2024:

(*) Percentages may not sum to 100% due to rounding.

(1)
Portfolio stratifications based on unpaid principal balance for loans held for investment as of December 31, 2024.
(2)
Represents LTV at origination for population of loans held for investment as of December 31, 2024. In instances where LTV at origination is not available for an acquired loan, the LTV reflects our best estimate of value at time of acquisition.
(3)
Approximately 2% of our loans held for investment have an LTV greater than 75%.

We typically do not lend on any property located in a city with a population less than 25,000 and outside a 25-mile radius of a city with a population in excess of 100,000. We generally prefer to lend in larger metropolitan statistical areas.

Our Financing Strategy

We typically finance our new loan originations using warehouse facilities. Once we have originated between approximately $200 million and $350 million in new loans, we securitize the loans through a real estate mortgage investment conduit, or REMIC, structure and issue the bonds to third parties through individual trust vehicles. All our securitizations are issued as private placements pursuant to Rule 144A under the Securities Act and utilize a REMIC structure except for the 2022 MC1 and 2023-RTL1 transactions which were issued as bonds treated as debt for tax purposes. The REMIC transactions can create significant U.S. Generally Accepted Accounting Principles (“GAAP”) versus tax differences. The U.S. GAAP treatment considers each REMIC as a variable interest entity (“VIE”) that is required to be consolidated in our financial statements, accounting for the securitization as a secured borrowing. Under IRS rules, the REMICs require sale treatment where we are required to either recognize taxable income or loss to the extent the fair market value of the REMICs is greater than or less than our cost basis, the payment of which creates either a deferred tax asset or a deferred tax liability. We are the sole beneficial interest holder of each of the trusts, through our wholly-owned subsidiaries. Proceeds from the issuance of the securities are then used to pay down the balances on our warehouse facilities. As of December 31, 2024, we had successfully executed 37 securitizations of our investor real estate loans, issuing $8.0 billion in principal amount of securities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information about our warehouse repurchase facilities and securitizations.

In March 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. In August 2023, we completed our first securitization collateralized by our short-term loan product with $81.6 million in securities issued. In February 2024, we entered into a five-year $75.0 million syndicated corporate debt agreement (“the 2024 Term Loan”). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029.

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

Government Regulation

Certain states in which we conduct business require approval, registration or licensing. Typically, the mortgage broker that originates the loan that we make, fund or acquire is licensed or exempt from licensing in the state where the loan is made. We also hold a FHA Title II approval from HUD, which permits us to make certain government-insured loans. With the acquisition of Century, we are now a licensed Ginnie Mae issuer/servicer that provides government-insured FHA mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. As a licensed Ginnie Mae issuer/servicer, we are subject to GNMA’s regulations.

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

Human Capital Resources

As of December 31, 2024, we had a total of 309 employees, an increase of 22% from the prior year. None of our employees are represented by a labor union. The increase in our employees was a result of growing the business.

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

While we have not adopted any diversity quotas, 62% of our employees are men and 38% are women.

We are committed to the health, safety, and wellness of our employees, through implementing precautionary policies and significant operational changes to protect and support our employees, including remote work. As of December 31, 2024, substantially all our employees have been able, and continue, to work remotely.

We and our employees are also committed to improving the communities in which we work and live. Through our charitable donations and Velocity Volunteers, we select local charitable causes and projects to support and encourage our employees to donate their time and needed materials.

Our Corporate Information and History

Velocity Financial, Inc. is a corporation incorporated under the law of the State of Delaware.

On January 22, 2020, we completed the initial public offering (“IPO”) of our common stock, par value $0.01 per share (our “common stock”). Shares of our common stock trade on the New York Stock Exchange under the symbol “VEL.”

Our corporate office is located at 2945 Townsgate Road, Suite 110, Westlake Village, California 91361, and the telephone number of our office is (818) 532-3700. Our internet address is www.velfinance.com. Our internet website and the information contained therein or connected to or linked from our internet web site are not incorporated information and do not constitute a part of this Annual Report or any amendment thereto.

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

Our Chief Information Officer (the “CIO”) is primarily responsible for this cybersecurity component, reporting directly to the Chief Executive Officer, who periodically reports to our Board of Directors. To date, risks from cybersecurity threats or incidents have not materially affected our company. However, the sophistication of and risks from cybersecurity threats and incidents continue to increase, and the preventative actions that we have taken and continue to take to reduce the risk of cybersecurity threats and incidents and protect our systems and information may not successfully protect against all cybersecurity threats and incidents.

Item 2. Properties.

Our corporate headquarters are located in leased space at 2945 Townsgate Road, Suite 110, Westlake Village, CA 91361.

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

As of March 1, 2025, there were approximately 3,056 beneficial holders of our common stock.

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

Business

We are a vertically integrated real estate finance company founded in 2004. We primarily originate and manage investor loans secured by 1-4 unit residential rental and commercial properties, which we collectively refer to as investor real estate loans.

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee and, based on all loans in our portfolio as of December 31, 2024, has an average balance of approximately $391 thousand. As of December 31, 2024, our loan portfolio totaled $5.1 billion of UPB on properties in 45 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 66.6%, and was concentrated in 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, representing 52.5% of UPB. For the year ended December 31, 2024, the yield on our total portfolio was 9.06%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitized debt, corporate debt and equity. The securitized debt market is our primary source of long-term, non-recourse financing. We have successfully executed 37 securitized debt offerings, issuing $8.0 billion in principal amount of securities from May 2011 through December 2024.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on our loan portfolio and interest expense paid on our portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of our warehouse facilities and securitized debt and excludes our corporate debt. For the year ended December 31, 2024, our portfolio related net interest margin was 3.56%. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for credit losses and operating expenses. For the year ended December 31, 2024, we generated pre-tax and net income of $96.4 million and $68.5 million, respectively, and earned a pre-tax return on average equity and return on average equity of 20.3% and 14.4%, respectively.

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

In September 2023, the Company began utilizing forward starting interest rate derivative instruments designated as cash flow hedges to manage the exposure to interest rate volatility associated with future issuances of fixed-rate debt. The gains or losses on forward starting interest rate derivative instruments that are designated and qualify as cash flow hedges are reported as a component of accumulated other comprehensive income.

Fair Value Option (“FVO”) Accounting

We made an election to apply FVO accounting to all our originated mortgage loans on a go-forward basis beginning October 1, 2022. The fair value option loans are presented as a separate line item in the Consolidated Balance Sheets. We do not record a CECL reserve on fair value option loans.

The FVO accounting for our securitized debt is on a case-by-case basis effective January 1, 2023. The fair value option securitized debt is presented as a separate line item in the Consolidated Balance Sheets.

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

Interest Expense on Corporate Debt

In March 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement (“the 2022 Term Loan”). A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to the $175.0 million syndicated corporate debt (“2021 Term Loan”). In February 2024, we entered into a five-year $75.0 million syndicated corporate debt agreement (“the 2024 Term Loan”). We incurred $23.8 million, $16.6 million and $29.5 million of interest expense related to our corporate debt for the years ended December 31, 2024, 2023 and 2022, respectively.

Recent Developments

Securitized Debt

In January 2025, we completed the securitization of $351.6 million of investor real estate loans, as measured by UPB.

Market Uncertainties

Our operational and financial performance will depend on certain market developments, including the actions of the Federal Reserve, the ongoing Russia/Ukraine war and conflicts in the Middle East, a possible global recession, heightened stress in the real estate and corporate debt markets, and macroeconomic conditions and market fundamentals, which can all affect each of these factors and potentially impact our business performance.

Critical Accounting Estimates and Significant Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP in the United States and follow general practices within the financial services industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant accounting policies we follow are summarized in “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies.”

Management considers an accounting estimate to be critical to reported financial results if: (1) the accounting estimates require management to make assumptions about matters that are highly uncertain, and (2) different estimates that management reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our consolidated financial statements, results of operations, or liquidity. Our critical accounting estimates are summarized below.

Allowance for Credit Losses

For our loans held for investment where we have not elected FVO accounting, we calculate an allowance for credit losses. Under the current expected credit loss (“CECL”) methodology, the allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. We identified the following portfolio segments based on risk characteristics of the loans in its loan portfolio (pool):

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
•
Short Term 1– 4 Unit – Purchase (short-term loans to purchase 1– 4 unit residential rental properties); and
•
Short Term 1– 4 Unit – Refinance (short-term refinance loans on 1– 4 unit residential rental properties).

We determined the collectability of our loans by evaluating certain risk characteristics. The segmentation of our loan portfolio was determined based on analyses of our loan portfolio performance over the past ten years. Based on analyses of the loan portfolio’s historical performance, we concluded that loan purpose and product types are the most significant risk factors in determining our expectation of future credit losses. Loan purpose considers whether a borrower is acquiring the property or refinancing an existing property. Our historical experience shows that refinance loans have higher loss rates than loans for property acquisitions. Product type includes residential 1-4 unit property and traditional commercial property. Our historical experience shows that traditional commercial property loans have higher loss rates than residential 1-4 unit property loans. Short term loans have a maturity of one to two years from origination. Long term loans have a maturity of up to 30 years from origination.

We estimate the allowance for credit losses using relevant available information, from internal and external sources, relating to historical performance, current conditions, and reasonable and supportable macroeconomic forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are considered for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels, or term, as well as for changes in environmental conditions, such as unemployment rates, property values and changes in the competitive or regulatory environment.

We use an open pool loss rate methodology to model expected credit losses. To determine the loss rates using the open pool method, we start with our historical database of losses, segmenting the loans by loan purpose, product type and repayment period. A third-party model applying the open pool method is used to estimate an annual average loss rate by dividing the respective pool’s quarterly historical losses by the pool’s respective prior quarters’ ending unamortized loan cost balance and deriving an annual average loss rate from the historical quarterly loss rates. The model then adjusts the annual average loss rates based upon macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates are applied to the forecasted pool balance within each segment. The forecasted balances in the loan pool segments are calculated based on a principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments. Estimated prepayments, or Constant Prepayment Rates (“CPRs”) are developed from multiple loan characteristic considerations, such as property types, Fair Isaac Corporation (“FICO”) scores, loan purpose, and prepayment penalty terms, which is the most significant driver of prepayment activity. The prepayment penalty terms differ between the short-term and long-term loans, and we have developed a CPR curve for our short-term loans (two-year or less) and one for our long-term loans (30-year). Data from 2012-2024 is used to develop prepayment rates for our long-term loans. Because of the prepayment penalty structure in our long-term loans, prepayments during the active penalty term are historically low and begin to ramp up after the prepayment penalty term. The active prepayment penalty term is considered for existing and new loans over the reasonable and supportable forecast period in determining estimated prepayments. We back-test the CPR curves on a quarterly basis and adjust the CPR curves as appropriate. The reasonable and supportable period is meant to represent the period in which we believe the forecasted macroeconomic variables can be reasonably estimated. Significant variables or assumptions incorporated in the macroeconomic forecasts include U.S. unemployment, U.S. real gross domestic product (“GDP”), treasury yields, and U.S. real estate housing prices. We consider multiple scenarios from different macroeconomic forecasts and use different forecast and reversion periods for estimating lifetime expected credit losses.

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

We made the accounting policy election not to measure an allowance for credit losses for accrued interest receivables. When a loan is placed on nonaccrual status, the accrued and unpaid interest is reversed as a reduction of interest income and accrued interest receivable. Accrued interest receivable is excluded from the amortized cost of loans and it is presented as “Accrued interest receivable” in the Consolidated Balance Sheets.

Fair Value Option Accounting

We made an election to apply the fair value option accounting to all our originated mortgage loans on a go-forward basis beginning October 1, 2022. We will consider applying FVO accounting to acquired loans on a case-by-case basis. The fair value option loans are presented as a separate line item in the Consolidated Balance Sheets. We do not record a CECL reserve on fair value option loans.

In accordance with ASC 820, we utilize a third-party loan valuation specialist to determine the fair value of our nonperforming mortgage loans. We use a third-party loan valuation model to estimate the fair value of our performing mortgage loans. We use a discounted cash flow methodology, that forecasts contractual cash flows, adjusting for projected prepayments and defaults, and discounting these cash flows back to a present value, using a reasonable discount rate.

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

To evaluate net interest income, we measure and monitor: (1) the yields on our loans, (2) the costs of our funding sources, (3) our net interest spread, and (4) our net interest margin. Net interest spread measures the difference between the rates earned on our loans and the rates paid on our funding sources. Net interest margin measures the difference between our annualized interest income and annualized interest expense, or net interest income, as a percentage of average loans outstanding over the specified time period.

Periodic changes in net interest income are primarily driven by: (1) origination volume and changes in average outstanding loan balances, and (2) interest rates and changes in interest earned on our portfolio or paid on our debt. Historically, origination volume and portfolio size have been the largest contributors to the growth in our net interest income. We measure net interest income before and after interest expense related to our corporate debt and before and after our provision for credit losses.

Credit Losses

We strive to minimize actual credit losses through our rigorous screening and underwriting process and life of loan portfolio management and special servicing practices. We closely monitor the credit performance of our loan portfolio, including delinquency rates and expected and actual credit losses, as a key factor in assessing our overall business performance.

Operating Expenses

We incur operating expenses from compensation and benefits related to our employee base, rent and other occupancy costs associated with our leased facilities, our third-party primary loan servicing vendors, professional fees to the extent we utilize third-party legal, consulting and advisory firms, costs associated with the resolution and disposition of real estate owned, and securitization expenses, among other items. We monitor and strive to prudently manage operating expenses and to balance current period profitability with investment in the continued development of our platform. Because volume and portfolio size determine the magnitude of the impact of each of the above factors on our earnings, we also closely monitor origination volume along with all key terms of new loan originations, such as interest rates, loan-to-value ratios, estimated credit losses and expected duration.

Factors Affecting Our Results of Operations

We believe there are a number of factors that impact our business, including those discussed below and elsewhere in this Annual Report.

Our results of operations depend on, among other things, the level of our net interest income, the credit performance of our loan portfolio and the efficiency of our operating platform. These measures are affected by various factors, including the demand for investor real estate loans, the competitiveness of the market for originating or acquiring investor real estate loans, the cost of financing our portfolio, operating costs, the availability of funding sources and the underlying performance of the collateral supporting our loans. While we have been successful at managing these elements in the past, there are certain circumstances beyond our control, including the ongoing Russia/Ukraine war and conflicts in the Middle East, an expected recession, and macroeconomic conditions and market fundamentals, which can all affect each of these factors and potentially impact our business performance.

Origination Volume

Portfolio related net interest income is the largest contributor to our net income. We grew our portfolio related net interest income by $35.3 million or 28.4% to $159.6 million for the year ended December 31, 2024 from $124.3 million for the year ended December 31, 2023. The growth in net interest income is largely attributable to new loan originations which we have achieved by executing our principal strategies of expanding our broker network and further penetrating our network of existing brokers. We anticipate that our future performance will continue to depend on growing our origination/acquisition volume and believe that the large and highly fragmented nature of our core market provides meaningful opportunity to achieve this. We intend to grow our portfolio by continuing to serve and build loyalty within our existing network of brokers while expanding our network with new brokers through targeted marketing and improved brand awareness.

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

Competition

The investor real estate loan market is highly competitive, which could affect our profitability and growth. We believe we compete favorably through diversified borrower access driven by our extensive network of mortgage brokers and by emphasizing a high level of real estate and financial expertise, customer service, and flexibility in structuring transactions, as well as by attracting and retaining experienced managerial and marketing personnel. However, some of our competitors may be better positioned to market their services and financing programs because of their ability to offer more favorable rates, terms, and other services.

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

All our warehouse repurchase and revolving loan facilities have interest payment obligations tied to the Secured Overnight Financing Rate (“SOFR”).

Loan Performance

We underwrite and structure our loans to minimize potential losses. We believe our fully amortizing loan structures and avoidance of large balloon payments for long term loans, coupled with meaningful borrower equity in properties, limit the probability of losses, and that our proven in-house asset management capability allows us to minimize potential losses in situations where there is insufficient equity in the property. Our income is highly dependent upon borrowers making their payments and resolving delinquent loans as favorably as possible. Macroeconomic conditions can, however, impact credit trends in our core market and have an adverse impact on financial results.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	December 31,
	2024	2023	2022
	($ in thousands)
Total loans	$5,055,937	$4,072,890	$3,512,486
Loan count	12,932	10,477	8,893
Average loan balance	$391	$389	$395
Weighted average loan-to-value	66.6%	67.8%	68.2%
Weighted average coupon	9.53%	8.88%	7.95%
Nonperforming loans (UPB) (A)	$539,438	$394,562	$292,789
Nonperforming loans (% of total) (A)	10.67%	9.69%	8.34%
(A)
Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $40.1 million, $42.2 million and $39.6 million of COVID-19 forbearance-granted loans 90 days or more past due as of December 31, 2024, 2023 and 2022, respectively.

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

Nonperforming Loans. Loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest, are considered nonperforming loans. The dollar amount of nonperforming loans presented in the table above reflects the UPB of all loans that meet this definition.

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
	($ in thousands)
Year Ended December 31, 2024:
Loan originations — held for investment	4,532	$1,817,600	$401	10.9%	63.5%
Loan originations — held for sale	2	23,554	11,777	5.1%	64.1%
Total loan originations	4,534	$1,841,154	406	10.8%	63.5%
Loan acquisitions — held for investment	34	15,641	460	10.9%	58.0%
Total loans originated and acquired	4,568	$1,856,795	406	10.8%	63.5%
Year Ended December 31, 2023:
Loan originations — held for investment	2,955	$1,079,811	$365	11.1%	66.4%
Loan originations — held for sale	10	38,036	3,804	7.9%	48.2%
Total loans originated	2,965	$1,117,847	$377	11.0%	65.8%
Year Ended December 31, 2022:
Loan originations — held for investment	4,133	$1,730,526	$419	7.9%	69.2%
Loan originations — held for sale	2	31,327	15,663	5.0%	64.7%
Total loan originations	4,135	$1,761,853	426	7.9%	68.0%
Loan acquisitions — held for investment	14	14,455	1,032	8.8%	62.0%
Total loans originated and acquired	4,149	$1,776,308	$428	7.9%	67.9%

For the year ended December 31, 2024, we originated $1.8 billion of loans, an increase of $723.3 million, or 64.7% from $1.1 billion for the year ended December 31, 2023. Loan originations for the year end December 31, 2023, decreased $644.0 million, or 36.6% from $1.8 billion for the year ended December 31, 2022.

Loans Held for Investment

Our total portfolio of loans held for investment consists of both loans held for investment carried at amortized cost, and loans held for investment at fair value, which are presented in the Consolidated Balance Sheets as “Loans held for investment, at amortized cost” and “Loans held for investment, at fair value”, respectively. The following table shows the various components of loans held for investment as of the dates indicated:

	December 31,
	2024	2023	2022
	($ in thousands)
Unpaid principal balance	$5,055,937	$4,055,936	$3,512,486
Valuation adjustments on FVO loans	111,734	54,677	7,463
Deferred loan origination costs on amortized cost loans	23,570	28,351	33,429
Total loans held for investment, gross	5,191,241	4,138,964	3,553,378
Allowance for credit losses on amortized cost loans	(4,174)	(4,769)	(4,893)
Loans held for investment, net	$5,187,067	$4,134,195	$3,548,485

The following table illustrates the contractual maturities for our loans held for investment in aggregate UPB and as a percentage of our total held for investment loan portfolio as of the dates indicated:

	December 31,
	2024		2023		2022
	UPB	%	UPB	%	UPB	%
	($ in thousands)
Loans due in less than one year	$157,521	3.1%	$151,670	3.8%	$146,916	4.2%
Loans due in one to five years	83,993	1.7	54,345	1.3	31,777	0.9
Loans due in more than five years	4,814,423	95.2	3,849,921	94.9	3,333,793	94.9
Total loans held for investment	$5,055,937	100.0%	$4,055,936	100.0%	$3,512,486	100.0%

Charge-offs, Gain on REO

Our actual charge-offs have been minimal as a percentage of nonperforming loans held for investment. The valuation impact to our earnings from loans becoming REO or in REO is a combination of: (1) loan charge-offs, (2) gain on transfer to REO included in “Gain on disposition of loans” in the Consolidated Statements of Income, (3) net valuation adjustments on REO, and (4) net gain or loss on sale of REO.

The table below shows our actual charge-offs, gain on transfer of nonperforming loans to REO, net valuation adjustments on REO, and gain on sale of REO, for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	($ in thousands)
Average nonperforming loans for the period (1)	$318,858	$328,105	$266,129
Charge-offs	1,768	2,039	521
Charge-offs / Average nonperforming loans for the period (1)	0.55%	0.62%	0.20%
Gain on REO:
Gain on transfer to REO	$8,704	$7,412	$3,408
REO valuations, net	(6,121)	(3,903)	(364)
Gain on sale of REO	4,275	568	2,939
Total gain on REO (2)	$6,858	$4,077	$5,983
(1)
Reflects the monthly average of nonperforming loans held for investment, excluding FVO loans, during the period.
(2)
Total gain on REO excludes charge-offs.

Allowance for Credit Losses

Our allowance for credit losses decreased to $4.2 million as of December 31, 2024, from $4.8 million as of December 31, 2023. The decrease in allowance was primarily due to loan paydowns and payoffs decreasing our portfolio of loans held for investment carried at amortized cost.

Our allowance decreased to $4.8 million as of December 31, 2023, from $4.9 million as of December 31, 2022. The decrease in allowance was primarily due to loan paydowns and payoffs decreasing our portfolio of loans held for investment carried at amortized cost.

Our allowance for credit losses is based on an analysis of historical credit loss data from January 1, 2017 through December 31, 2024, adjusted for macroeconomic forecasts. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses should a loan become impaired. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss, is subject to change as conditions in the market change and the Company’s ability to forecast economic events evolves.

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

The following table illustrates the activity in our allowance for credit losses of loans held for investment, excluding loans held for investment at fair value, over the periods indicated:

	December 31,
	2024	2023	2022
Allowance for credit losses:	($ in thousands)
Beginning balance	$4,769	$4,893	$4,262
Provision for credit losses	1,173	1,915	1,152
Charge-offs	(1,768)	(2,039)	(521)
Ending balance	$4,174	$4,769	$4,893
Total UPB(1)	$2,400,720	$2,804,541	$3,243,854
Nonperforming loans UPB	$309,970	$321,785	$291,882
Nonperforming loans UPB / Total UPB	12.91%	11.47%	9.00%
Allowance for credit losses / Total UPB	0.17%	0.17%	0.15%
Charge-offs / Total UPB(1)	0.07%	0.07%	0.02%
(1)
Reflects the UPB of loans held for investment at amortized cost.

The allowance for credit losses was 0.17% of total UPB of loans held for investment carried at amortized cost as of December 31, 2024. Nonperforming loans were 12.91% of total UPB of loans held for investment carried at amortized cost as of December 31, 2024. We believe the allowance for credit losses is adequate because historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. Additionally, our charge-off rates were 0.07% of total UPB of loans held for investment carried at amortized cost for the years ended December 31, 2024 and 2023, and 0.02% for the year ended December 31, 2022, which are lower as compared to the 0.17% of allowance for credit losses to our total UPB of loans held for investment carried at amortized cost as of December 31, 2024 and 2023, and 0.15% as of December 31, 2022.

Credit Quality – Loans Held for Investment

The following table provides delinquency information on our loans held for investment by UPB as of the dates indicated:

	December 31, 2024 (A)		COVID-19 Forbearance	December 31, 2023 (A)		COVID-19 Forbearance	December 31, 2022 (A)		COVID-19 Forbearance
	($ in thousands)
Performing/Accruing:
Current	$4,169,830	82.5%	$82,459	$3,354,197	82.7%	$116,060	$2,969,989	84.6%	$120,884
30-59 days past due	241,300	4.7	19,452	231,590	5.7	11,993	186,051	5.3	33,668
60-89 days past due	105,369	2.1	858	75,587	1.9	4,336	63,657	1.8	6,902
90+ days past due	—	—		—	—	—	—	—	—
Total performing loans	4,516,499	89.3	102,769	3,661,374	90.3	132,389	3,219,697	91.7	161,454
Nonperforming/Nonaccrual:
<90 days past due	23,697	0.5	2,787	17,746	0.4	1,562	17,852	0.5	1,116
90+ days past due	51,144	1.0	2,237	24,398	0.6	—	32,566	0.9	1,681
Bankruptcy	60,042	1.2	3,895	35,993	0.9	3,705	22,435	0.6	7,272
In foreclosure	404,555	8.0	31,139	316,425	7.8	36,915	219,936	6.3	29,482
Total nonperforming loans	539,438	10.7	40,058	394,562	9.7	42,182	292,789	8.3	39,551
Total loans held for investment	$5,055,937	100.0%	$142,827	$4,055,936	100.0%	$174,571	$3,512,486	100.0%	$201,005

(A)
Balance includes $142.8 million UPB of loans held for investment at amortized cost as of December 31, 2024, $174.6 million as of December 31, 2023, and $201.0 million as of December 31, 2022 in our COVID-19 forbearance program.

Loans that are 90 days or more past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $539.4 million, or 10.7% of our held for investment loan portfolio as of December 31, 2024, compared to $394.6 million, or 9.7% as of December 31, 2023, and $292.8 million, or 8.3% of the loan portfolio as of December 31, 2022. The increase in total nonperforming loans as of December 31, 2024 compared to December 31, 2023 and 2022 was due to an increase in the size of our portfolio and management’s decision to move loans into foreclosure early in the delinquency process.

Resolutions of Nonperforming Loans

Historically, most loans that become nonperforming resolve prior to converting to REO. This was due to low LTVs at origination and our active management of the portfolio. The following tables summarize the resolution activities of loans that were nonperforming or became nonperforming during the periods indicated. We resolved $253.4 million, $206.1 million and $142.2 million of long-term and short-term nonperforming loans during the years ended December 31, 2024, 2023 and 2022, respectively. We also resolved $29.8 million, $19.3 million and $16.2 million of long-term and short-term nonperforming loans transferred to REO during the years ended December 31, 2024, 2023 and 2022, respectively. From these resolution activities, we realized net gains of $10.2 million, $5.5 million and $10.8 million during the years ended December 31, 2024, 2023 and 2022, respectively. This was largely the result of collecting default interest and prepayment penalties in excess of the contractual interest due and collected.

The table below includes resolutions of our long-term nonperforming loans and REOs during the periods indicated:

Long-Term Loans	December 31, 2024		December 31, 2023		December 31, 2022
	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
	($ in thousands)
Resolved — paid in full	$98,635	$4,366	$67,769	$3,181	$50,441	$5,073
Resolved — paid current	117,572	1,101	101,224	925	46,062	449
Resolved — REO sold	18,001	3,555	13,335	57	10,204	1,602
Total resolutions	$234,208	$9,022	$182,328	$4,163	$106,707	$7,124
Recovery rate on resolved nonperforming UPB		103.9%		102.3%		106.7%

Short-term loans, or loans with a maturity of two years or less, do not require prepayment fees and usually result in a lower gain when paid in full, as compared to long-term loans. The table below includes resolutions of our short-term nonperforming loans and REOs, and loans granted a COVID-19 forbearance in 2020 during the periods indicated:

Short-Term Loans	December 31, 2024		December 31, 2023		December 31, 2022
	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
	($ in thousands)
Resolved — paid in full	$21,873	$415	$18,301	$741	$36,516	$2,100
Resolved — paid current	15,273	35	18,775	111	9,192	61
Resolved — REO sold	11,831	719	5,919	506	5,966	1,474
Total resolutions	$48,977	$1,169	$42,995	$1,358	$51,674	$3,635
Recovery rate on resolved nonperforming UPB		102.4%		103.2%		107.0%

Our recovery rates were elevated in 2022 because of the positive resolution of loans impacted by the COVID pandemic.

Real Estate Owned, Net (“REO”)

REO includes real estate we acquire through foreclosure or by deed-in-lieu of foreclosure. REO assets are initially recorded at fair value, less estimated costs to sell on the date of foreclosure. Adjustments that reduce the carrying value of the loan to the fair value of the real estate at the time of foreclosure are recognized as charge-offs in the allowance for credit losses. Positive adjustments at the time of foreclosure are recognized in other operating income. After foreclosure, REO assets are carried at the lower of carrying amount or fair value less estimated cost to sell. We periodically obtain new valuations and any subsequent write-downs, are reflected as valuation adjustments, included in “Real estate owned, net” in the Consolidated Statements of Income.

As of December 31, 2024, our REO included 129 properties with a carrying value of $68.0 million compared to 71 properties with a carrying value of $44.3 million as of December 31, 2023. The increase in REO assets was primarily due to an increase in the size of our portfolio and management’s decision to move loans into foreclosure early in the delinquency process.

Concentrations – Loans Held for Investment

As of December 31, 2024, our held for investment loan portfolio was concentrated in investor 1-4 loans, representing 52.5% of the UPB and mixed-use properties representing 11.1% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. By geography, the principal balance of our loans held for investment were concentrated 21.0% in California, 16.3% in New York, 12.7% in Florida, 7.5% in New Jersey, and 5.4% in Texas.

Property Type	December 31, 2024
	Loan Count	UPB	% of Total UPB
	($ in thousands)
Investor 1-4	8,015	$2,653,264	52.5%
Mixed use	1,345	560,548	11.1
Retail	906	446,576	8.8
Multifamily	643	367,007	7.3
Warehouse	511	334,307	6.6
Office	665	309,222	6.1
Other (1)	847	385,013	7.6
Total loans held for investment	12,932	$5,055,937	100.0%
(1)
All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	December 31, 2024
	Loan Count	UPB	% of Total UPB
	($ in thousands)
California	1,580	$1,061,945	21.0%
New York	1,530	822,592	16.3
Florida	1,619	641,136	12.7
New Jersey	1,041	379,902	7.5
Texas	757	270,753	5.4
Other (1)	6,405	1,879,609	37.1
Total loans held for investment	12,932	$5,055,937	100.0%
(1)
All other states individually comprise less than 5.0% of the total unpaid principal balance.

Key Performance Metrics

	Year Ended December 31,
	2024	2023	2022
	($ in thousands)
Average loans	$4,488,301	$3,725,197	$3,092,198
Portfolio yield	9.06%	8.34%	7.77%
Average debt — portfolio related	4,076,596	3,341,411	2,750,822
Average debt — total company	4,359,484	3,556,411	2,956,801
Cost of funds — portfolio related	6.06%	5.58%	4.64%
Cost of funds — total company	6.22%	5.71%	5.32%
Net interest margin — portfolio related	3.56%	3.34%	3.64%
Net interest margin — total company	3.03%	2.89%	2.69%
Charge-offs/Average loans held for investment at amortized cost	0.07%	0.07%	0.02%
Pre-tax return on average equity	20.30%	17.46%	12.23%
Return on average equity	14.42%	12.84%	8.93%

Average Loans

Average loans reflects the daily average of total outstanding loans, including both loans held for investment and loans held for sale, as measured by UPB, over the specified time period.

Portfolio Yield

Portfolio yield is an annualized measure of the total interest income earned on our loan portfolio as a percentage of average loans over the given period. Interest income includes interest earned on performing loans, cash interest received on nonperforming loans, default interest and prepayment fees. The increase in our portfolio yield over the periods shown was primarily driven by the increase in the weighted average coupon.

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

Our portfolio related cost of funds increased to 6.06% for the year ended December 31, 2024 from 5.58% and 4.64% for the years ended December 31, 2023 and 2022, respectively. The increases were driven by higher market interest rates.

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

Over the periods shown below, our portfolio related net interest margin increased to 3.56% for the year ended December 31, 2024 compared to the 3.34% for the year ended December 31, 2023, and decreased from 3.64% for the year ended December 31, 2022. The increase in portfolio related net interest margin from the year ended

December 31, 2023 was primarily due to a higher increase in the average yield on our loan portfolio than the increase in our average cost of funds. The decrease from the year ended December 31, 2022 was primarily due to higher debt cost caused by an overall increase in interest rates.

Our total company net interest margin of 3.03% for the year ended December 31, 2024 increased from 2.89% for the year ended December 31, 2023, and increased from 2.69% for the year ended December 31, 2022. The increases in total company net interest margin from the years ended December 31, 2023 and 2022 were primarily due to a higher increase in the average yield on our loan portfolio than the increase in our average cost of funds.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Year Ended December 31,
	2024			2023			2022
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	($ in thousands)
Loan portfolio:
Loans held for sale	$6,488			$8,615			$49,194
Loans held for investment	4,481,813			3,716,582			3,043,003
Total loans	$4,488,301	$406,843	9.06%	$3,725,197	$310,775	8.34%	$3,092,197	$240,343	7.77%

Debt:
Warehouse and repurchase facilities	$295,936	26,790	9.05%	$227,911	21,726	9.53%	$292,490	17,454	5.97%
Securitized debt	3,780,660	220,428	5.83%	3,113,500	164,742	5.29%	2,458,332	110,269	4.49%
Total debt - portfolio related	4,076,596	247,218	6.06%	3,341,411	186,468	5.58%	2,750,822	127,723	4.64%
Corporate debt	282,888	23,821	8.42%	215,000	16,556	7.70%	205,979	29,472	14.31%
Total debt	$4,359,484	$271,039	6.22%	$3,556,411	$203,024	5.71%	$2,956,801	$157,195	5.32%

Net interest spread - portfolio related (1)			3.00%			2.76%			3.13%
Net interest margin - portfolio related			3.56%			3.34%			3.64%

Net interest spread - total company (2)			2.85%			2.63%			2.46%
Net interest margin - total company			3.03%			2.89%			2.69%
(1)
Net interest spread — portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(2)
Net interest spread — total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.

Charge-Offs

The charge-offs ratio reflects charge-offs as a percentage of average loans held for investment carried at amortized cost over the specific time period. We do not record charge-offs on loans carried at fair value and loans held for sale. The charge-offs ratio remained minimal at 0.07% for the years ended December 31, 2024 and 2023, and 0.02% for the year ended December 31, 2022.

Return on Average Equity

Pre-tax return on average equity and return on average equity reflect income before income taxes, and net income including net income attributable to noncontrolling interest, respectively, as a percentage of the monthly average total stockholders’ equity including noncontrolling interest over the specified period. Pre-tax return on average equity and return on average equity increased for the year ended December 31, 2024 as compared to 2023 and 2022 due to the increases in income before income taxes and net income.

	Year Ended December 31,
	2024	2023	2022
	($ in thousands)
Income before income taxes (A)	$96,391	$71,127	$44,552
Net income (B)	68,466	52,293	32,519

Monthly average balance:
Stockholders’ / Members’ equity (C)	474,942	407,305	364,282

Pre-tax return on average equity (A)/(C)	20.3%	17.5%	12.2%

Return on average equity (B)/(C)	14.4%	12.8%	8.9%

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

Interest income on loans held for investment is comprised of interest income on loans and prepayment fees less the amortization of deferred net costs related to the origination of loans carried at amortized cost. Interest income on loans held for sale is comprised of interest income earned on loans prior to their sale. The net fees and costs associated with loans held for sale carried at the lower of cost or fair value, are deferred as part of the carrying value of the loan and recognized as a gain or loss upon the sale of the loan. The fees and costs associated with loans carried at fair value are recognized and expensed as incurred.

Interest Expense — Portfolio Related

Portfolio related interest expense is incurred on the debt we obtained to fund our loan origination and portfolio activities and consists of our warehouse facilities and securitized debt. Portfolio related interest expense also includes the amortization of other comprehensive income or loss from terminated derivative instruments, amortization of expenses incurred as a result of issuing the debt when the debt is carried at amortized cost. Other comprehensive income or loss, and deferred debt issuance costs are amortized using the level yield method. Key drivers of interest expense include the debt amounts outstanding, interest rates, other comprehensive income loss from terminated derivative instruments, and the mix of our securitized debt and warehouse liabilities.

Net Interest Income — Portfolio Related

Portfolio related net interest income represents the difference between interest income and portfolio related interest expense.

Interest Expense — Corporate Debt

Interest expense on corporate debt primarily consists of interest expense paid with respect to the 2022 Term Loan and the 2024 Term Loan, as reflected in “Secured financing, net” on our Consolidated Balance Sheets, and the related amortization of deferred debt issuance costs.

Net Interest Income

Net interest income represents the difference between portfolio related net interest income and interest expense on corporate debt.

Provision for Credit Losses

Effective January 1, 2020, we adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments replacing the incurred loss accounting approach with the current expected credit loss (CECL) approach. Under the CECL methodology, the allowance for credit losses is calculated using a third-party model with our historical loss rates by segment, loan position as of the balance sheet date, and assumptions from us. We do not record provision for credit losses on loans held for sale, or loans carried at fair value.

Other Operating Income

Gain on Disposition of Loans. When we sell a loan held for sale, we record a gain or loss that reflects the difference between the proceeds received for the sale of the loan and its respective carrying value. The gain or loss that we ultimately realize on the sale of our loans held for sale is primarily determined by the terms of the originated loans, current market interest rates and the sale price of the loans. In addition, when we transfer a loan to REO, we record the REO at its fair value, less estimated costs to sell at the time of the transfer. The difference between the fair value of the real estate and the carrying value of the loan is recorded as a gain or a loan charge-off.

Unrealized Gain (Loss) on Fair Value Loans. We have elected to apply the fair value option accounting to all our originated mortgage loans on a go-forward basis beginning October 1, 2022. We have elected to account for certain purchased distressed loans at fair value using FASB ASC Topic 825, Financial Instruments (ASC 825). We regularly estimate the fair value of these loans. Changes in fair value, subsequent to initial recognition of fair value loans are reported as “Unrealized gain (loss) on fair value loans”, a component of other operating income within the Consolidated Statements of Income.

Unrealized Gain (Loss) on Mortgage Servicing Rights. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Changes in fair value are reported as “Unrealized gains (losses) on mortgage servicing rights”, a component of other operating income within the Consolidated Statements of Income.

Unrealized Gain (Loss) on Fair Value Securitized Debt. We have elected to apply the fair value option accounting to securitized debt issued effective January 1, 2023 when the underlying collateral is also carried at fair value. We regularly estimate the fair value of securitized debt. Changes in fair value, subsequent to initial recognition of fair value securitized debt are reported as “Unrealized gain (loss) on fair value securitized debt”, a component of other operating income within the Consolidated Statements of Income.

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

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except per share amounts)
Interest income	$406,843	$310,775	$240,343
Interest expense - portfolio related	247,218	186,468	127,723
Net interest income - portfolio related	159,625	124,307	112,620
Interest expense - corporate debt	23,821	16,556	29,472
Net interest income	135,804	107,751	83,148
Provision for credit losses	1,173	1,915	1,152
Net interest income after provision for credit losses	134,631	105,836	81,996
Other operating income	101,398	65,910	24,321
Total operating expenses	139,638	100,619	61,765
Income before income taxes	96,391	71,127	44,552
Income tax expense	27,925	18,834	12,033
Net income	68,466	52,293	32,519
Net income attributable to noncontrolling interest	47	20	308
Net income attributable to Velocity Financial, Inc.	68,419	52,273	32,211
Less undistributed earnings attributable to participating securities	837	753	491
Net income allocated to common shareholders	$67,582	$51,520	$31,720
Earnings per common share
Basic	$2.07	$1.60	$0.99
Diluted	$1.91	$1.52	$0.94
Weighted average common shares outstanding
Basic	32,653	32,206	31,913
Diluted	35,760	34,484	34,131

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net Interest Income — Portfolio Related

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Interest income	$406,843	$310,775	$96,068	30.9%
Interest expense - portfolio related	247,218	186,468	60,750	32.6
Net interest income - portfolio related	$159,625	$124,307	$35,318	28.4%

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income increased to $159.6 million from $124.3 million for the years ended December 31, 2024 and 2023, respectively.

Interest Income. Interest income increased by $96.1 million, or 30.9%, to $406.8 million for the year ended December 31, 2024, compared to $310.8 million for the year ended December 31, 2023. The increase was primarily attributable to higher average portfolio balances and average yield. The average yield increased to 9.06% for the year ended December 31, 2024 from 8.34% for the year ended December 31, 2023. Average loans increased $763.1 million, or 20.5% to $4.5 billion for the year ended December 31, 2024 from $3.7 billion for the year ended December 31, 2023. The increase in average yield was attributable to the overall higher interest rate environment in 2024.

The following table distinguishes between the change in interest income attributable to change in average loan balance (volume) and the change in interest income attributable to change in annualized yield (rate) for the years ended December 31, 2024 and 2023.

	Average Loans	Interest Income	Average Yield
	($ in thousands)
Year ended December 31, 2024	$4,488,301	$406,843	9.06%
Year ended December 31, 2023	3,725,197	310,775	8.34%
Volume variance	763,104	63,662
Rate variance		32,406	0.72%
Total interest income variance		$96,068

Interest Expense — Portfolio Related. Portfolio related interest expense, which consists of interest incurred on our warehouse facilities and securitized debt, increased by $60.7 million, or 32.6%, to $247.2 million for the year ended December 31, 2024, from $186.5 million for the year ended December 31, 2023. The increase in portfolio related interest expense in 2024 was primarily attributable to a higher loan portfolio being financed and increased interest rates.

The following table presents information regarding the portfolio related interest expense and distinguishes between the change in interest expense attributable to change in the average outstanding debt balance (volume) and change in cost of funds (rate) for the years ended December 31, 2024 and 2023.

	Average Debt (1)	Interest Expense	Cost of Funds
	($ in thousands)
Year ended December 31, 2024	$4,076,596	$247,218	6.06%
Year ended December 31, 2023	3,341,411	186,468	5.58%
Volume variance	735,185	41,027
Rate variance		19,723	0.48%
Total interest expense variance		$60,750
(1)
Includes securitized debt and warehouse agreements.

Net Interest Income After Provision for Credit Losses

Net interest income after provision for credit losses increased 27.2% over the prior year driven by our growth in the portfolio.

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Net interest income - portfolio related	$159,625	$124,307	$35,318	28.4%
Interest expense - corporate debt	23,821	16,556	7,265	43.9
Net interest income	135,804	107,751	28,053	26.0
Provision for credit losses	1,173	1,915	(742)	(38.7)
Net interest income after provision for credit losses	$134,631	$105,836	$28,795	27.2%

Interest Expense — Corporate Debt. Corporate debt interest expense increased by $7.2 million to $23.8 million for the year ended December 31, 2024 from $16.6 million for the year ended December 31, 2023 due to the addition of a $75.0 million financing and its related debt issuance costs amortization. The corporate debt balance was $290.0 million and $215.0 million as of December 31, 2024 and 2023, respectively.

Provision for Credit Losses. Our provision for credit losses decreased by approximately $0.7 million to $1.2 million for the year ended December 31, 2024 from $1.9 million for the year ended December 31, 2023. The decrease in provision for credit losses was primarily attributable to the decrease in our loans held at amortized cost resulting from loan paydowns and payoffs.

Other Operating Income

The table below presents the various components of other operating income for the years ended December 31, 2024 and 2023. The $35.5 million net increase was primarily driven by higher unrealized gains on valuation of securitized debt at fair value, origination fee income, and unrealized gains on valuation of fair value loans.

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Gain on disposition of loans	$9,940	$8,238	$1,702	20.7%
Unrealized gain on fair value loans	55,857	47,850	8,007	16.7
Unrealized gain (loss) on fair value securitized debt	2,581	(9,002)	11,583	128.7
Unrealized gain (loss) on mortgage servicing rights	375	(660)	1,035	156.8
Origination fee income	24,007	12,450	11,557	92.8
Interest income on cash balance	6,490	5,194	1,296	25.0
Other income	2,148	1,840	308	16.7
Total other operating income	$101,398	$65,910	$35,488	53.8%

Gain on Disposition of Loans. Gain on disposition of loans increased by $1.7 million to $9.9 million for the year ended December 31, 2024 compared to $8.2 million for the year ended December 31, 2023. The increase was primarily due to an increase in gain on transfer to REO upon foreclosure.

Unrealized Gain on Fair Value Loans. Unrealized gain on fair value loans increased by $8.0 million to $55.9 million for the year ended December 31, 2024 compared to $47.9 million for the year ended December 31, 2023. The increase in unrealized gain was mainly driven by gains from new loan originations and improved credit markets.

Unrealized Gain/Loss on Fair Value Securitized Debt. Unrealized gain on fair value securitized debt increased by $11.6 million to $2.6 million for the year ended December 31, 2024 compared to an unrealized loss of $9.0 million for the year ended December 31, 2023. The increase in unrealized gain was primarily attributable to improved securitization execution.

Unrealized Gain/Loss on Mortgage Servicing Rights. Unrealized gain on mortgage servicing rights was $0.4 million for the year ended December 31, 2024 compared to an unrealized loss of $0.7 million for the year ended December 31, 2023. The increase was mainly attributable to the increase in Century's loan servicing portfolio.

Origination Fee Income. Origination fee income increased by $11.6 million to $24.0 million for the year ended December 31, 2024 compared to $12.5 million for the year ended December 31, 2023. The increase was primarily due to higher loan originations.

Interest Income on Cash Balance. Interest income on cash balance increased by $1.3 million to $6.5 million for the year ended December 31, 2024 compared to $5.2 million for the year ended December 31, 2023. The increase was primarily due to higher interest earning cash balances.

Other Income. Other income increased to $2.1 million for the year ended December 31, 2024 compared to $1.8 million for the year ended December 31, 2023 due to higher loan extension fees collected on short-term loan extensions.

Operating Expenses

The table below presents the various components of operating expenses for the years ended December 31, 2024 and 2023. Total operating expenses increased by 38.8%, or $39.0 million to $139.6 million for the year ended December 31, 2024 from $100.6 million for the year ended December 31, 2023.

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Compensation and employee benefits	$69,589	$48,344	$21,245	43.9%
Origination expenses	3,077	518	2,559	494.0
Securitization expenses	19,396	12,923	6,473	50.1
Loan servicing	22,388	17,631	4,757	27.0
Professional fees	7,616	4,599	3,017	65.6
Rent and occupancy	1,929	1,927	2	0.1
Real estate owned, net	6,030	6,153	(123)	(2.0)
Other operating expenses	9,613	8,524	1,089	12.8
Total operating expenses	$139,638	$100,619	$39,019	38.8%

Compensation and Employee Benefits. Compensation and employee benefits increased to $69.6 million for the year ended December 31, 2024 from $48.3 million for year ended December 31, 2023. The increase was mainly driven by higher commissions expense in 2024 as our loan originations increased.

Origination Expenses. Origination expenses increased to $3.1 million for the year ended December 31, 2024 from $0.5 million for the year ended December 31, 2023. The increase of $2.6 million was primarily due to higher loan originations in 2024.

Securitization Expenses. Securitization expenses were $19.4 million and $12.9 million for the years ended December 31, 2024 and 2023, respectively. The $6.5 million increase in securitization expenses for the year ended December 31, 2024 was due to the higher amount of securitized debt issued as compared to the prior year.

Loan Servicing. Loan servicing expenses increased to $22.4 million for the year ended December 31, 2024 from $17.6 million for the year ended December 31, 2023. The $4.8 million increase for the year ended December 31, 2024 was mainly due to the increase in our total loan portfolio.

Professional Fees. Professional fees increased to $7.6 million for the year ended December 31, 2024 from $4.6 million for the year ended December 31, 2023 primarily due to an increase in legal expenses.

Rent and Occupancy. Rent and occupancy expenses remained relatively consistent at $1.9 million for both years ended December 31, 2024 and 2023.

Real Estate Owned, Net. Net expenses of real estate owned decreased slightly to $6.0 million for the year ended December 31, 2024 from $6.2 million for the year ended December 31, 2023 driven by favorable asset management.

Other Operating Expenses. Other operating expenses increased to $9.6 million for the year ended December 31, 2024 from $8.5 million for the year ended December 31, 2023, mainly due to increases in marketing and data processing expenses.

Income Tax Expense. Income tax expense was $27.9 million and $18.8 million for the years ended December 31, 2024 and 2023, respectively. Our consolidated effective tax rate as a percentage of pre-tax income for 2024 was 29.0%, compared to 25.2% for 2023. The 2024 effective tax rate differed from the federal statutory rate of 21.0% principally because of state taxes.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net Interest Income — Portfolio Related

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Interest income	$310,775	$240,343	$70,432	29.3%
Interest expense - portfolio related	186,468	127,723	58,745	46.0
Net interest income - portfolio related	$124,307	$112,620	$11,687	10.4%

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income increased to $124.3 million from $112.6 million for the years ended December 31, 2023 and 2022, respectively.

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

The following table distinguishes between the change in interest income attributable to change in average loan balance (volume) and the change in interest income attributable to change in annualized yield (rate) for the years ended December 31, 2023 and 2022.

	Average Loans	Interest Income	Average Yield
	($ in thousands)
Year ended December 31, 2023	$3,725,197	$310,775	8.34%
Year ended December 31, 2022	3,092,197	240,343	7.77%
Volume variance	633,000	49,200
Rate variance		21,232	0.57%
Total interest income variance		$70,432

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

The following table presents information regarding the portfolio related interest expense and distinguishes between the change in interest expense attributable to changes in the average outstanding debt balance (volume) and the change in cost of funds (rate) for the years ended December 31, 2023 and 2022.

	Average Debt (1)	Interest Expense	Cost of Funds
	($ in thousands)
Year ended December 31, 2023	$3,341,411	$186,468	5.58%
Year ended December 31, 2022	2,750,822	127,723	4.64%
Volume variance	590,589	27,422
Rate variance		31,323	0.94%
Total interest expense variance		$58,745
(1)
Includes securitizations and warehouse repurchase agreements.

Net Interest Income After Provision for Credit Losses

Net interest income after provision for credit losses increased 29.1% over the prior year driven by higher net interest income.

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Net interest income - portfolio related	$124,307	$112,620	$11,687	10.4%
Interest expense - corporate debt	16,556	29,472	(12,916)	(43.8)
Net interest income	107,751	83,148	24,603	29.6
Provision for credit losses	1,915	1,152	763	66.2
Net interest income after provision for credit losses	$105,836	$81,996	$23,840	29.1%

Interest Expense — Corporate Debt. Corporate debt interest expense decreased by $12.9 million from $29.5 million for the year ended December 31, 2022 to $16.6 million for the year ended December 31, 2023 primarily due to the $12.8 million prepayment fee and write-off of unamortized debt issuance costs associated with the payoff of our previous corporate debt in March 2022. The corporate debt balance was $215.0 million as of December 31,2023.

Provision for Credit Losses. Our provision for credit losses increased by approximately $0.8 million from the provision of $1.2 million for the year ended December 31, 2022 to a provision of $1.9 million for the year ended December 31, 2023. The increase in provision for credit losses was primarily attributable to the increase in charge-offs.

Other Operating Income

The table below presents the various components of other operating income for the year ended December 31, 2023 compared to the year ended December 31, 2022. The $41.6 million net increase is primarily due to the election of fair value option accounting on new loan originations beginning October 1, 2022, and the fair value option accounting on most securitized debt issued effective January 1, 2023.

	Year Ended December 31,
	2023	2022		$ Change	% Change
	($ in thousands)
Gain on disposition of loans	$8,238	$7,107		$1,131	15.9%
Unrealized gain on fair value loans	47,850	8,265		39,585	478.9
Unrealized loss on fair value securitized debt	(9,002)	—		(9,002)	—
Unrealized gain (loss) on mortgage servicing rights	(660)	2,086		(2,746)	(131.6)
Origination fee income	12,450	5,225	(1)	7,225	138.3
Interest income on cash balance	5,194	—		5,194	—
Other income	1,840	1,638	(1)	202	12.3
Total other operating income	$65,910	$24,321		$41,589	171.0%
(1)
$5.2 million of origination income originally included in other income for the year ended December 31, 2022 has been reclassified and separately presented as “origination income” under other operating income to conform to current period presentation.

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

	Year Ended December 31,
	2023	2022		$ Change	% Change
	($ in thousands)
Compensation and employee benefits	$48,344	$30,458		$17,886	58.7%
Origination expenses	518	3,985	(1)	(3,467)	(87.0)
Securitization expenses	12,923	—		12,923	—
Loan servicing	17,631	12,298		5,333	43.4
Professional fees	4,599	4,179		420	10.1
Rent and occupancy	1,927	1,748		179	10.2
Real estate owned, net	6,153	(70)		6,223	8,890.0
Other operating expenses	8,524	9,166	(1)	(642)	(7.0)
Total operating expenses	$100,619	$61,764		$38,855	62.9%
(1)
Certain accounts included in other operating expenses for the year ended December 31, 2022 have been reclassified to origination expenses to conform to current period presentation.

Compensation and Employee Benefits. Compensation and employee benefits increased from $30.5 million during the year ended December 31, 2022 to $48.3 million during the year ended December 31, 2023. The increase was mainly driven by the FVO accounting on all new loan originations beginning October 1, 2022, as all origination costs on FVO loans were expensed as incurred as opposed to being deferred and amortized prior to October 1, 2022 and to a lesser extent an increase in employees.

Origination Expenses. Origination expenses decreased from $4.0 million during the year ended December 31, 2022 to $0.5 million during the year ended December 31, 2023. The decrease of $3.5 million was primarily due to more effective loan origination cost management and our ability to transfer origination costs such as appraisal fees to borrowers.

Securitization Expenses. Securitization expenses were $12.9 million for the year ended December 31, 2023. Securitization expenses are due to the election of fair value option accounting on securitized debt issued in 2023. Securitization expenses on FVO securitized debt are expensed as incurred as opposed to being deferred and amortized for securitized debt carried at amortized cost.

Loan Servicing. Loan servicing expenses increased from $12.3 million during the year ended December 31, 2022 to $17.6 million during the year ended December 31, 2023. The $5.3 million increase during the year ended 2023 was mainly due to the increase in our loan portfolio.

Professional Fees. Professional fees remained relatively consistent from $4.2 million for the year ended December 31, 2022 to $4.6 million for the year ended December 31, 2023.

Rent and Occupancy. Rent and occupancy expenses remained relatively consistent between $1.9 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively.

Net Expenses of Real Estate Owned. Net expenses of real estate owned increased from an income of $70 thousand during the year ended December 31, 2022 to an expense of $6.2 million during the year ended December 31, 2023. The $6.2 million increase was mainly due to the increase in valuation adjustments taken.

Other Operating Expenses. Other operating expenses decreased from $9.2 million for the year ended December 31, 2022 to $8.5 million for the year ended December 31, 2023 mainly due to a decrease in marketing and advertising expense.

Income Tax Expense. Income tax expense was $18.8 million and $12.0 million for the years ended December 31, 2023 and 2022, respectively. Our annual consolidated effective tax rates were 25.2% and 27.2% for the years ended December 31, 2023 and 2022 respectively.

Quarterly Results of Operations

The following table sets forth certain unaudited financial information for each completed fiscal quarter since the quarter ended March 31, 2023. The quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

	Three Months Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
	($ in thousands)
	(unaudited)
Interest income	$113,484	$105,070	$97,760	$90,529	$86,269	$79,088	$74,897	$70,521
Interest expense - portfolio related	68,484	63,871	59,188	55,675	51,405	47,583	45,451	42,029
Net interest income - portfolio related	45,000	41,199	38,572	34,854	34,864	31,505	29,446	28,492
Net interest margin - portfolio related	3.70%	3.60%	3.54%	3.35%	3.52%	3.34%	3.24%	3.23%
Interest expense - corporate debt	6,143	6,143	6,155	5,380	4,140	4,138	4,139	4,139
Net interest income	38,857	35,056	32,417	29,474	30,724	27,367	25,307	24,353
Net interest margin - total company	3.20%	3.06%	2.98%	2.83%	3.10%	2.90%	2.78%	2.76%
Provision for (reversal of) credit losses	22	(69)	218	1,002	827	154	298	636
Net interest income after provision for credit losses	38,835	35,125	32,199	28,472	29,897	27,213	25,009	23,717
Other operating income	32,330	20,732	22,561	25,775	21,670	17,360	14,037	12,843
Operating expenses	39,127	34,613	34,887	31,011	29,260	27,334	22,222	21,803
Income before income taxes	32,038	21,244	19,873	23,236	22,307	17,239	16,824	14,757
Income tax expense	11,233	5,627	5,162	5,903	5,141	5,070	4,602	4,021
Net income	20,805	15,617	14,711	17,333	17,166	12,169	12,222	10,736
Net income (loss) attributable to noncontrolling interest	218	(186)	(67)	82	(189)	83	39	87
Net income attributable to Velocity Financial, Inc.	$20,587	$15,803	$14,778	$17,251	$17,355	$12,086	$12,183	$10,649

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

Warehouse Facilities

As of December 31, 2024, we had five non-mark-to-market warehouse facilities and one modified mark-to-market warehouse facility to support our loan origination and acquisition activities. The maturity of our warehouse facilities ranges from one to three years. The borrowings are collateralized primarily by performing loans. All warehouse facilities are based on SOFR, plus margins ranging from 1.60% to 4.50%. Borrowing under these facilities was $350.0 million with $435.0 million of available capacity under our warehouse and repurchase facilities as of December 31, 2024.

As of December 31, 2023, we had six non-mark-to-market warehouse facilities and one modified mark-to-market warehouse facility to support our loan origination and acquisition activities. One agreement was a two-year warehouse repurchase facility, three agreements were one-year warehouse repurchase facilities and three agreements were three-year warehouse facilities. The borrowings were collateralized primarily by performing loans, one of the warehouse facilities bore interest at one-month AMERIBOR and six warehouse facilities at SOFR, all at margins that ranged from 1.60% to 4.50%. We also had a short term repurchase agreement with a maximum borrowing capacity of $30.5 million. Borrowing under these facilities was $336.4 million with $554.2 million of available capacity under our warehouse and repurchase facilities as of December 31, 2023.

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

All borrower payments on loans financed under the warehouse facilities are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities. The warehouse facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to-net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization of interest expense. If we fail to meet any of the covenants, or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of December 31, 2024, we were in compliance with these covenants.

Securitized Debt

From May 2011 through December 2024, we have completed 37 transactions, issuing $8.0 billion in principal amount of securities to third parties. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as a secured borrowings under U.S. GAAP. Tables summarizing the investor real estate loans securitized, securities issued, securities retained by the Company at the time of the securitization, and as of December 31, 2024 and 2023, the stated maturity for each securitized debt, the outstanding bond balances, and the weighted average rate on the securities for the Trusts as of December 31, 2024 and 2023, are included in Item 15. Exhibits, Financial Statement Schedules. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 10% to 30% of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

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

Cash and Cash Equivalents

Our total liquidity plus available warehouse capacity was $530.9 million as of December 31, 2024 comprised of $435.0 million of available warehouse capacity, $49.9 million in cash, and $46.0 million of available borrowings for unencumbered loans.

As of December 31, 2023, our total liquidity plus available warehouse capacity was $617.4 million, comprised of $554.2 million of available warehouse capacity, $40.7 million in cash, and $22.5 million of available borrowings for unencumbered loan.

During the year ended December 31, 2024, we generated approximately $8.9 million of net cash and cash equivalents from operations, investing and financing activities. During the year ended December 31, 2023, we used approximately $129 thousand of net cash and cash equivalents from operations, investing and financing activities.

Cash Flows

The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities as of the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Cash provided by (used in):
Operating activities	$37,755	$48,835	$48,674
Investing activities	(1,045,082)	(584,732)	(908,238)
Financing activities	1,016,230	535,768	874,016
Net change in cash, cash equivalents, and restricted cash	$8,903	$(129)	$14,452

Operating Activities

Cash flows from operating activities primarily includes net income adjusted for: (1) non-cash items including depreciation, provision for credit losses, discount accretion, and valuation changes, (2) changes in the balances of operating assets and liabilities, and (3) gain on disposition of loans.

For the year ended December 31, 2024, our net cash provided by operating activities of $37.8 million consisted mainly of $68.5 million in net income, and $24.0 million proceeds from sales of loans held for sale, offset by $55.9 million of valuation gains and $23.6 million on originations of loans held for sale.

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

Investing Activities

For the year ended December 31, 2024, our net cash used in investing activities of $1.0 billion consisted mainly of $1.8 billion in cash used to originate held for investment loans, offset by $723.0 million in cash received in payments on held for investment loans.

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

Financing Activities

For the year ended December 31, 2024, our net cash provided by financing activities of $1.0 billion consisted mainly of $1.9 billion in borrowings from our warehouse and repurchase facilities and $1.6 billion in securitized debt issued. The cash generated was offset by payments we made of $1.9 billion and $666.3 million on our warehouse and repurchase facilities and securitized debt issued, respectively.

For the year ended December 31, 2023, our net cash provided by financing activities of $535.8 million consisted mainly of $1.2 billion in borrowings from our warehouse and repurchase facilities and $1.0 billion in securitized debt issued. The cash generated was offset by payments we made of $1.2 billion and $438.8 million on our warehouse and repurchase facilities and securitized debt issued, respectively.

For the year ended December 31, 2022, our net cash provided by financing activities of $874.0 million consisted mainly of $1.7 billion in borrowings from our warehouse and repurchase facilities and $1.4 billion in securitized debt issued. The cash generated was offset by payments we made of $1.7 billion and $543.6 million on our warehouse and repurchase facilities and securitized debt issued, respectively.

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

The warrants are exercisable at any time and from time to time, in whole or in part, by the holders until April 7, 2025 at an exercise price of $2.96 per share of common stock with respect to 2,008,750 of warrants, and at an exercise price of $4.94 per share of common stock with respect to 1,004,374 of warrants.

At-The-Market Equity Offering Program

On September 3, 2021, we entered into separate Equity Distribution Agreements with counterparties to establish an at-the-market equity offering program (“ATM Program”) where we may issue and sell, from time to time, shares of our common stock. Our ATM Program allows for aggregate gross sales of our common stock of up to $50,000,000 provided that the number of shares sold under the ATM Program does not exceed 4,000,000. On May 3, 2024, we entered into separate Equity Distribution Agreements, each as amended by Amendment No. 1 to such agreement, dated December 12, 2024, with counterparties to establish a successor ATM Program, with substantially the same terms as the prior Equity Distribution Agreements noted above, under which we may issue and sell, from time to time, shares of our common stock up to $50,000,000 provided that the number of shares sold under the ATM Program does not exceed 4,000,000. As of the years ended December 31, 2024 and 2023, 388,201 and 29,343 shares of common stock were sold under our ATM Program for net proceeds of $7.7 million and $0.3 million, respectively. None were sold under our ATM Program for the year ended December 31, 2022.

Contractual Obligations and Commitments

On March 15, 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to the 2021 Term Loan. The remaining portion of the net proceeds from the 2022 Term Loan is used for loan originations and general corporate purposes. As of December 31, 2024 and 2023, the balance of the 2022 Term Loan was $215.0 million.

On February 5, 2024, the Company entered into a five-year $75.0 million syndicated corporate debt agreement, (“the 2024 Term Loan”), which bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months. The net proceeds from the 2024 Term Loan was used for loan originations and general corporate purposes. As of December 31, 2024, the balance of the 2024 Term Loan was $75.0 million.

Velocity Commercial Capital, LLC is the borrower of the 2022 Term Loan and 2024 Term Loan, which are secured by substantially all of the borrower’s non-warehoused assets, with a guarantee from Velocity Financial, Inc., that is secured by the equity interests of the borrower. The syndicated corporate debt agreement contains customary affirmative and negative covenants, including financial maintenance covenants and limitations on dividends by the borrower.

As of December 31, 2024, we maintained warehouse facilities to finance our investor real estate loans and had approximately $350.0 million in outstanding borrowings with $435.0 million of available capacity under our warehouse and repurchase facilities. The warehouse and repurchase facilities have maturity dates ranging from May 2025 to May 2027.

The following table illustrates our contractual obligations existing as of December 31, 2024:

	January 1, 2025 -	January 1, 2026 -
	December 31, 2025	December 31, 2027	Thereafter	Total
	(In thousands)
Warehouse and repurchase facilities	$350,046	$—	$—	$350,046	(1)
Notes payable (corporate debt)	—	215,000	75,000	290,000
Leases payments under noncancelable operating leases	732	1,254	1,384	3,370
Total	$350,778	$216,254	$76,384	$643,416
(1)
Amount represents gross warehouse borrowing. Balance of $348.1 million in the Consolidated Balance Sheets as of December 31, 2024 is net of $2.0 million debt issuance costs.

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

New Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance as of January 1, 2024, and the adoption did not have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 240): Improvements to Income Tax Disclosures,” which requires additional disclosure and disaggregated information in the Income Tax Rate reconciliation using both percentages and reporting currency amounts, with additional qualitative explanations of individually significant reconciling items. The updated guidance also requires disclosure of the amount of income taxes paid (net of refunds received) disaggregated by jurisdictional categories (federal (national), state, and foreign). The accounting update is effective January 1, 2025 for the Company. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income (Subtopic 220-40) Expense Disaggregation Disclosures”, which requires specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively will need to be disclosed. The accounting update is effective January 1, 2027 for the Company. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, “Debt - Debt With Conversion and Other Options (Subtopic 220-40)”, which clarifies requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion rather than as debt extinguishments. The accounting update is effective January 1, 2026 for the Company. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Intentionally omitted pursuant to smaller reporting company reduced disclosure requirements.

Item 8. Financial Statements and Supplemental Data.

Our consolidated financial statements and the notes related to the financial statements, together with the independent registered public accounting firm reports thereon, are included in Item 15. Exhibits, Financial Statements and Schedules and are filed as part of this Annual Report on Form 10-K and are incorporated herein by reference.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

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
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by RSM US LLP, our independent registered public accounting firm, as stated in their attestation report, which appears herein in Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

During the fourth quarter of fiscal 2024, none of our officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) had a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a code of ethics that applies to our officers, including our principal executive officer, principal financial officer and principal accounting officer, directors and employees. This code of ethics can be found at the “Code of Business Conduct and Ethics” link in the Governance section of our website at www.velfinance.com. We intend to satisfy any disclosure requirement regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on that website or in a report on Form 8-K.

Insider Trading Arrangements and Policies

We have adopted insider trading policies (“Securities Trading Policy”) and procedures governing transactions in our securities by our directors, officers and employees, as well as by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and The New York Stock Exchange listing standards. The foregoing summary of the Securities Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Securities Trading Policy attached hereto as Exhibit 19.1.

The additional information with respect to this item will be contained in our Proxy Statement for our 2025 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 11. Executive Compensation.

Information with respect to this item will be contained in our Proxy Statement for our 2025 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item will be contained in our Proxy Statement for our 2025 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item will be contained in our Proxy Statement for our 2025 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information with respect to this item will be contained in our Proxy Statement for our 2025 Annual Meeting of Shareholders, which is incorporated herein by reference.

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

(3)
List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Conversion	8-K	001-39183	3.1	1/22/2020

3.2	Restated Certificate of Incorporation of Velocity Financial, Inc.	8-K	001-39183	3	5/23/2022

3.3	Amended and Restated Bylaws of Velocity Financial, Inc.	8-K	001-39183	3.2	3/25/2022

4.1	Form of Stock Certificate for Common Stock	S-1	333-234250	4.1	10/18/2019

4.2	Form of Warrant to Purchase Common Stock	8-K	001-39183	4.1	4/07/2020

4.3	Description of the Registrant’s Securities	10-K	001-39183	4.3	4/07/2020

10.1	Stockholders Agreement dated as of January 16, 2020	10-K	001-39183	10.1	4/07/2020

10.2	Registration Rights Agreement dated as of January 16, 2020	10-K	001-39183	10.2	4/07/2020

10.3	Registration Rights Agreement dated as of April 7, 2020	8-K	333-234250	10.1	4/07/2020

10.4	Securities Purchase Agreement among Velocity Financial, Inc. and the Purchasers Party thereto dated April 5, 2020	8-K	001-39183	10.1	4/06/2020

10.5	Velocity Financial, Inc. Employee Stock Purchase Plan*	DEF 14A	001-39183	AII	4/8/2022

10.6	Amended and Restated Velocity Financial, Inc. 2020 Omnibus Incentive Plan*	DEF 14A	001-39183	AI	4/8/2022

10.7	Form of Nonqualified Stock Option Award Notice and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.6	1/6/2020

10.8	Form of Nonqualified Stock Option Award Notice and Agreement (Director Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.7	1/6/2020

10.9	Form of Nonqualified Stock Option Award Notice and Agreement (Executive Officer Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.8	1/6/2020

10.10	Form of Restricted Stock Unit Grant and Agreement (Director Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.9	1/6/2020

10.11	Form of Restricted Stock Unit Grant and Agreement (Standard Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.10	1/6/2020

10.12	Form of Restricted Stock Grant and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.11	1/6/2020

10.13	Velocity Financial 2025 Annual Cash Incentive and Performance Stock Units Programs for Messrs. Farrar, Szczepaniak and Taylor*	8-K	001-39183	-	1/22/2025

10.14	Form of Equity Distribution Agreement, dated May 3, 2024	8-K	001-39183	1.1	5/3/2024

10.15	Form of Amendment No. 1 to Equity Distribution Agreement, dated December 12, 2024	-	-	-	-

10.16	Form of Officer and Director Indemnity Agreement	S-1/A	333-234250	10.37	11/6/2019

10.17	Form of Performance Stock Unit Grant and Agreement*	10-K	001-39183	10.16	3/15/2024

10.18	Note Purchase Agreement Dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association, as collateral agent, and the respective purchasers of the Notes.	8-K	001-39183	10.1	3/16/2022

10.19	Security Agreement, dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association, as collateral agent.	8-K	001-39183	10.2	3/16/2022

10.20	Velocity Financial, Inc. Incentive Compensation Clawback Policy*	8-K	001-39183	99	2/7/2024

10.21	Form of Note Purchase Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association, as Collateral Agent and the respective purchasers of the Notes.	8-K	001-39183	10.1	2/6/2024

10.22	Security Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association.	8-K	001-39183	10.2	2/6/2024

10.23	Equal Priority Intercreditor Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association as the 2027 Notes Collateral Agent and U.S. Bank Trust Company, National Association as the 2029 Notes Collateral Agent.	8-K	001-39183	10.3	2/6/2024

19.1	Securities Trading Policy	-	-	-	-

21.1	List of Subsidiaries of the Registrant

23.1	Consent of RSM US LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Balance Sheets as of December 31, 2024 and 2023 (ii) the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022 and (v) the Notes to Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Item 16. Form 10-K Summary.

None.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

December 31, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Velocity Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Velocity Financial, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2025, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters

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

Valuation of allowance for credit losses – management’s assessment of forecasted economic scenarios

As described in Notes 2 and 6 to the financial statements, the Company’s allowance for credit losses totaled $4.2 million as of December 31, 2024. The allowance for credit losses is calculated under the expected credit loss model and is an estimate of life-of-loan losses for the Company’s loans held for investment.

The allowance for credit losses consists of an asset-specific component for estimating loan losses for individual loans that do not share risk characteristics with other loans and a collective pooled component for estimating loan losses for pools of loans that share similar risk characteristics. The allowance for the collective pooled component is derived from an estimate of expected loan losses primarily using an expected loss methodology that incorporates certain risk characteristics that are derived from internally developed and third-party models using the open pool method.

To determine the loss rates for the open pool method, the Company starts with its historical database of losses, segmenting the loans by loan purpose, product type and repayment period to estimate annual average loss rates. The model then adjusts each segment’s annual average loss rates for macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates by segment are then applied to an individual loan in each segment and considers the principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments. Adjustments to historical loss information are considered for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels, or term, as well as for changes in environmental conditions, such as unemployment rates, property values and changes in the competitive or regulatory environment.

Significant variables or assumptions incorporated in the macroeconomic forecasts include U.S. unemployment, treasury yields, U.S. real gross domestic product, and U.S. real estate housing prices. Management considered multiple scenarios from different macroeconomic forecasts and selected one forecast scenario with a reasonable and supportable forecast period of seven quarters as of December 31, 2024.

The estimation of the allowance for credit losses for pools of loans that share similar risk characteristics involves many inputs and assumptions. These inputs and assumptions include, among others, the selection, evaluation and measurement of the reasonable and supportable forecast scenarios discussed above, which requires management to apply judgment and that is subject to change as forecasted economic events evolve.

We identified the determination and evaluation of the forecasted economic component of the allowance for credit losses as a critical audit matter because auditing the underlying assumptions and evaluation of the forecasts used in the allowance for credit losses involved a degree of complexity and auditor judgment and increased audit effort through the use of auditor-employed specialists.

Our audit procedures related to management’s evaluation and establishment of the forecasted economic scenarios in the allowance for credit losses included the following, among others:

•
We obtained an understanding of the relevant controls related to the evaluation and establishment of the forecasted economic scenarios component of the allowance for credit losses and tested such controls for design and operating effectiveness, including controls related to the assessment and review of the forecasted economic scenarios and management’s review and approval of the allowance for credit losses calculation.
•
We tested management’s process and significant judgments in the evaluation and establishment of the forecasted economic scenarios component of the allowance for credit losses which included:
o
Evaluating management’s considerations and data utilized as a basis for the selection of forecasted economic scenarios by tracing data points used to company provided source documents and assessing the appropriateness of their source.
o
Evaluating the reasonableness of management’s judgments related to the selection of forecasted scenarios based on the underlying forecast data inputs used as well as considering independent economic forecasts obtained from auditor-employed specialists.
o
Agreeing management’s calculated adjustments for forecasted economic scenarios to the allowance for credit losses calculation.

Accounting for loans held for investment at fair value – significant assumptions used in the valuation model that are unobservable inputs

As described in Notes 2, 6 and 27 to the financial statements, the Company has elected the fair value option to measure all loans held for investment originated or acquired on or after October 1, 2022, at fair value. As of December 31, 2024, loans held for investment, at fair value, were $2.8 billion.

The Company used a third-party loan valuation model to estimate the fair value of its performing loans. Management estimates the fair value of these loans using assumptions including a discount rate, constant prepayment rate, constant default rate, and loss severity rate. These assumptions are considered significant unobservable inputs. The Company also utilized a third-party valuation specialist to estimate the fair value of its nonperforming loans. The significant unobservable inputs used in the third-party model for these loans include interest rates, market yield requirements, probability of default, loss given default, voluntary prepayment speed and loss timing.

We have identified the fair value of loans held for investment as a critical audit matter because of the unobservable inputs management uses to estimate fair value and the fact that the assumptions noted above could result in a significant change in the loans’ fair value measurement. Specifically, we have identified the discount rate and constant prepayment rate as significant assumptions for performing loans and the interest rates (also referred to as the “discount rate”) for nonperforming loans. Therefore, these significant assumptions are considered a critical audit matter. Auditing the significant assumptions involved a degree of complexity, a high degree of auditor judgment and increased audit effort through the use of auditor-employed valuation specialists.

Our audit procedures related to testing management’s evaluation and establishment of significant assumptions included the following, among others:

•
We obtained an understanding of the relevant controls related to the valuation of loans held for investment, including management’s controls over the evaluation and establishment of the reasonableness of unobservable inputs that are used to estimate fair value of loans, and tested such controls for design and operating effectiveness.
•
We tested the completeness and accuracy of the source information derived from the Company’s data, which is used to establish the discount rates and constant prepayment rates that are part of the valuation of performing loans.
•
We utilized the assistance of auditor-employed valuation specialists to assist in:
o
Evaluating the reasonableness of overall methodology used to estimate the fair value of loans held for investment.
o
Evaluating the reasonableness of management’s assessment of the discount rates and constant prepayment rates based on the underlying data used and corroborating with publicly available market information.

/s/ RSM US LLP

We have served as the Company’s auditor since 2021.

Los Angeles, California

March 11, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Velocity Financial, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Velocity Financial, Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements of the Company and our report dated March 11, 2025, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Los Angeles, California

March 11, 2025

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

($ in thousands, except par value amounts)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$49,901	$40,566
Restricted cash	20,929	21,361
Loans held for sale, at fair value	—	17,590
Loans held for investment, at amortized cost (net of allowance for credit losses of $4,174 and $4,769 as of December 31, 2024 and 2023, respectively)	2,420,116	2,828,123
Loans held for investment, at fair value	2,766,951	1,306,072
Total loans, net	5,187,067	4,151,785
Accrued interest receivables	35,235	27,028
Receivables due from servicers	123,494	85,077
Other receivables	1,359	8,763
Real estate owned, net	68,000	44,268
Property and equipment, net	1,650	2,785
Deferred tax asset	13,612	2,339
Mortgage servicing rights, at fair value	13,712	8,578
Goodwill	6,775	6,775
Other assets	5,674	5,248
Total assets	$5,527,408	$4,404,573

LIABILITIES
Accounts payable and accrued expenses	$147,814	$121,969
Secured financing, net	284,833	211,083
Securitized debt, at amortized cost	2,019,056	2,418,811
Securitized debt, at fair value	2,207,408	877,417
Warehouse and repurchase facilities, net	348,082	334,755
Derivative liability	—	3,665
Total liabilities	5,007,193	3,967,700
Commitments and contingencies
EQUITY
Common stock ($0.01 par value, 100,000,000 shares authorized; 33,761,147 and 32,987,248 shares issued, 33,545,585 and 32,865,836 shares outstanding as of December 31, 2024 and 2023, respectively)	339	331
Additional paid-in capital	322,954	306,736
Retained earnings	197,325	128,906
Treasury stock, at cost (215,562 and 121,412 common shares as of December 31, 2024 and 2023, respectively)	(2,869)	(1,319)
Accumulated other comprehensive loss	(805)	(1,210)
Total Velocity Financial Inc. stockholders’ equity	516,944	433,444
Noncontrolling interest in subsidiary	3,271	3,429
Total equity	520,215	436,873
Total liabilities and equity	$5,527,408	$4,404,573

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

December 31, 2024 and 2023

(In thousands)

The following table presents the assets and liabilities of our consolidated variable interest entities:

	December 31,
	2024	2023
ASSETS
Restricted cash	$9,847	$11,428
Loans held for investment, at amortized cost	2,395,394	2,805,615
Loans held for investment, at fair value	2,264,641	914,891
Accrued interest and other receivables	145,891	104,663
Real estate owned, net	57,838	36,133
Deferred tax asset	272	—
Other assets	—	9
Total assets	$4,873,883	$3,872,739

LIABILITIES
Accounts payable and accrued expenses	$96,895	$74,153
Securitized debt	4,226,464	3,296,228
Total liabilities	$4,323,359	$3,370,381

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2024, 2023 and 2022

(In thousands, except per share amounts)

	December 31,
	2024	2023	2022
Interest income	$406,843	$310,775	$240,343
Interest expense — portfolio related	247,218	186,468	127,723
Net interest income — portfolio related	159,625	124,307	112,620
Interest expense — corporate debt	23,821	16,556	29,472
Net interest income	135,804	107,751	83,148
Provision for credit losses	1,173	1,915	1,152
Net interest income after provision for credit losses	134,631	105,836	81,996
Other operating income
Gain on disposition of loans	9,940	8,238	7,107
Unrealized gain on fair value loans	55,857	47,850	8,265
Unrealized gain (loss) on fair value securitized debt	2,581	(9,002)	—
Unrealized gain (loss) on mortgage servicing rights	375	(660)	2,086
Origination fee income	24,007	12,450	5,225
Interest income on cash balance	6,490	5,194	—
Other income	2,148	1,840	1,637
Total other operating income	101,398	65,910	24,320
Operating expenses
Compensation and employee benefits	69,589	48,344	30,458
Origination expenses	3,077	518	3,985
Securitization expenses	19,396	12,923	—
Loan servicing	22,388	17,631	12,298
Professional fees	7,616	4,599	4,179
Rent and occupancy	1,929	1,927	1,748
Real estate owned, net	6,030	6,153	(70)
Other operating expenses	9,613	8,524	9,166
Total operating expenses	139,638	100,619	61,764
Income before income taxes	96,391	71,127	44,552
Income tax expense	27,925	18,834	12,033
Net income	68,466	52,293	32,519
Net income attributable to noncontrolling interest	47	20	308
Net income attributable to Velocity Financial, Inc.	$68,419	$52,273	$32,211
Less undistributed earnings attributable to unvested restricted stock awards	834	753	491
Net earnings allocated to common shareholders	$67,585	$51,520	$31,720
Earnings per common share
Basic	$2.07	$1.60	$0.99
Diluted	$1.91	$1.52	$0.94
Weighted average common shares outstanding
Basic	32,653	32,206	31,913
Diluted	35,760	34,484	34,131
See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2024, 2023 and 2022

(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net income attributable to Velocity Financial, Inc.	$68,419	$52,273	$32,211
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on cash flow hedges arising during the period	419	(1,160)	—
Reclassification adjustments included in net income	(14)	(50)	—
Total other comprehensive income (loss), net of tax	405	(1,210)	—
Total comprehensive income attributable to Velocity Financial, Inc.	$68,824	$51,063	$32,211

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2024, 2023 and 2022

($ in thousands)

	Common Stock - Number of Shares			Shareholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance – December 31, 2021	32,293,042	—	32,293,042	$323	$296,364	$44,422	$—	$—	$341,109	$3,381	$344,490
Issuance of common stock	74,009	—	74,009	1	606	—	—	—	607	—	607
Shares surrendered for tax withholding on vested awards	—	(33,647)	(33,647)	—	—	—	(458)	—	(458)	—	(458)
Restricted stock awarded and stock-based compensation expenses	156,465	—	156,465	2	3,340	—	—	—	3,342	—	3,342
Net income	—	—	—	—	—	32,211	—	—	32,211	308	32,519
Balance – December 31, 2022	32,523,516	(33,647)	32,489,869	$326	$300,310	$76,633	$(458)	$—	$376,811	$3,689	$380,500
Issuance of common stock	233,966	—	233,966	3	2,443	—	—	—	2,446	—	2,446
Shares surrendered for tax withholding on vested awards	—	(87,765)	(87,765)	—	—	—	(861)	—	(861)	—	(861)
Restricted stock awarded and stock-based compensation expenses	229,766	—	229,766	2	3,983	—	—	—	3,985	—	3,985
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(280)	(280)
Net income	—	—	—	—	—	52,273	—	—	52,273	20	52,293
Other comprehensive loss	—	—	—	—	—	—	—	(1,210)	(1,210)	—	(1,210)
Balance – December 31, 2023	32,987,248	(121,412)	32,865,836	$331	$306,736	$128,906	$(1,319)	$(1,210)	$433,444	$3,429	$436,873
Issuance of common stock	562,796	—	562,796	8	10,063	—	—	—	10,071	—	10,071
Shares surrendered for tax withholding on vested awards	—	(94,150)	(94,150)	—	—	—	(1,550)	—	(1,550)	—	(1,550)
Restricted stock awarded and stock-based compensation expenses	211,103	—	211,103	—	6,155	—	—	—	6,155	—	6,155
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(205)	(205)
Net income	—	—	—	—	—	68,419	—	—	68,419	47	68,466
Other comprehensive income	—	—	—	—	—	—	—	405	405	—	405
Balance – December 31, 2024	33,761,147	(215,562)	33,545,585	$339	$322,954	$197,325	$(2,869)	$(805)	$516,944	$3,271	$520,215

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2024, 2023 and 2022

(In thousands)

	December 31,
	2024	2023	2022

Cash flows from operating activities:
Net income	$68,466	$52,293	$32,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	793	752	796
Amortization of right-of-use assets	1,207	1,545	1,320
Provision for credit losses	1,173	1,915	1,152
Origination of loans held for sale	(23,554)	(38,036)	(31,255)
Proceeds from sales of loans held for sale	23,956	25,817	32,156
Net accretion of discount on purchased loans and deferred loan origination costs	4,411	4,813	7,009
Provision for (reversal of) uncollectible borrower advances	554	721	(175)
Gain on disposition of loans	(1,236)	(826)	(3,699)
Real estate acquired through foreclosure in excess of recorded investment	(8,704)	(7,412)	(3,408)
Amortization of debt issuance discount and costs	12,244	18,624	28,294
Change in valuation of real estate owned	6,121	3,903	364
Change in valuation of fair value loans	(55,857)	(47,850)	(8,265)
Change in valuation of mortgage servicing rights	(375)	660	(2,086)
Change in valuation of fair value securitized debt	(2,581)	9,002	—
Gain on sale of real estate owned	(4,275)	(568)	(2,939)
Stock-based compensation	6,155	4,128	3,343
Hedging activities	1,066	(2,138)	—
Deferred tax (benefit) expense	(11,431)	2,694	11,571
Change in operating assets and liabilities:
Accrued interest and other receivables	(6,374)	(9,227)	(7,421)
Other assets	(284)	8,361	(8,040)
Accounts payable and accrued expenses	26,280	19,664	(2,562)
Net cash provided by operating activities	37,755	48,835	48,674
Cash flows from investing activities:
Purchase of loans held for investment	(16,670)	(13,823)	(18,231)
Origination of loans held for investment	(1,817,600)	(1,079,811)	(1,739,572)
Proceeds from sales of loans originally classified as held for investment	50,204	21,485	292,472
Payments of loans held for investment and loans at fair value	722,986	459,681	541,676
Proceeds from sale of real estate owned	32,979	21,747	22,497
Purchase of real estate owned	—	—	(2,250)
Change in advances	(10,515)	(3,039)	(5,414)
Change in impounds and deposits	(2,058)	9,208	910
Purchase of property and equipment	(289)	(180)	(326)
Proceeds from sale of property and equipment	640	—	—
Purchase of mortgage servicing rights	(4,759)	—	—
Net cash used in investing activities	(1,045,082)	(584,732)	(908,238)
Cash flows from financing activities:
Warehouse and repurchase facilities advances	1,946,797	1,192,999	1,687,005
Warehouse and repurchase facilities repayments	(1,933,102)	(1,191,642)	(1,658,065)
Proceeds from secured financing	74,311	—	215,000
Repayment of secured financing	—	—	(170,844)
Proceeds of securitized debt, net	1,590,197	975,072	1,369,985
Repayment of securitized debt	(666,274)	(438,763)	(543,620)
Debt issuance costs	(3,903)	(3,062)	(25,594)
Proceeds from issuance of common stocks, net	10,145	2,305	607
Deferred stock issuance costs	(186)	—	—
Tax withholding related to vesting of equity awards	(1,550)	(861)	(458)
Distribution to non-controlling interest	(205)	(280)	—
Net cash provided by financing activities	1,016,230	535,768	874,016
Net increase (decrease) in cash, cash equivalents, and restricted cash	8,903	(129)	14,452
Cash, cash equivalents, and restricted cash at beginning of year	61,927	62,056	47,604
Cash, cash equivalents, and restricted cash at end of year	$70,830	$61,927	$62,056

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the years ended December 31, 2024, 2023 and 2022

(In thousands)

	December 31,
	2024	2023	2022

Supplemental cash flow information:
Cash paid during the year for interest	$251,259	$180,364	$118,711
Cash paid during the year for income taxes	41,549	7,648	23,039
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to loans held for sale	35,067	42,029	279,233
Transfer of loans held for investment to real estate owned	49,852	48,614	10,031
Capitalized interest on loans held for investment	1,403	2,395	1,399
Transfer of loans held for sale to held for investment	2,612	16,246	77,190
Discount on issuance of securitized debt	—	1,636	23,398
Recognition of new leases in exchange for lease obligations	1,180	1,689	—

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023 and 2022

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2017-2 Trust through and including the 2024-6 Trust, all of which are New York common law trusts, with the exception of the VCC 2022-MC1 Trust, VCC 2023-1R Trust, and VCC 2023-RTL1 Trust which are Delaware statutory trusts. The Trusts are bankruptcy remote, variable interest entities (“VIEs”) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed Government National Mortgage Association (“Ginnie Mae” or “GNMA”) issuer/servicer that provides government-insured Federal Housing Administration (“FHA”) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century is a consolidated subsidiary of the Company as of completion of the acquisition. In addition, as a servicer of Ginnie Mae loans, Century is required to maintain a minimum net worth, and Century is in compliance with this requirement as of December 31, 2024.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

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

The consolidated financial statements as of December 31, 2024 and 2023, include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs.

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

Restricted Cash

Restricted cash consisted of the required specified reserves by the 2022-MC1 Trust agreement to pay the note on each payment date if collections on mortgage loans are insufficient to make payment on the note, funds in the 2023-RTL 1 Trust escrow account, and cash held by the Company for potential future advances due certain borrowers.

Loans Held for Investment and Loans Held for Sale

Except for loans originated in accordance with the guidelines of Ginnie Mae’s program, which loans are originated with the intent to sell, originated loans, and purchased loans are classified as held-for-investment when management has the intent and ability to hold such loans for the foreseeable future or until maturity. Loans held for investment originated prior to October 1, 2022, are carried at amortized cost, which is the outstanding principal balance, adjusted for net deferred loan origination costs and fees and allowance for credit losses. Loans originated or acquired after September 30, 2022, are carried at fair value.

Interest income is accrued on the unpaid principal balance (UPB) at their respective stated interest rates. Generally, loans are placed on nonaccrual status when they become 90 days past due. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. When a loan is placed on nonaccrual status, the accrued and unpaid interest is reversed as a reduction of interest income and accrued interest receivable. Interest income is subsequently recognized only to the extent cash payment is received on a nonaccrual loan provided the collection of the remaining recorded investment in the loan is deemed to be fully collectible or when the loan has been placed back in accrual status. Loans are restored to accrual status when: (1) the loan becomes current and none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or (2) if the loan has been formally modified in a manner that reasonably assures repayment and performance according to its modified terms. Under these terms, the Company requires that the borrower continues to make the full modified principal and interest payments for six consecutive months before restoring the loan to accrual status.

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

Loans are classified as held for sale when management has the intent to sell them. Loans held for sale originated prior to October 1, 2022, are carried at lower of cost or estimated fair value. Loans held for sale originated or acquired effective October 1, 2022, are carried at estimated fair value. The Century loans are considered as held for sale until they meet the sale criteria described in the following paragraphs, which is generally when they are delivered to GNMA in exchange for GNMA securities. Century will continue to service the loans for Ginnie Mae.

On occasion, as part of the Company’s management strategy of the loans held in its portfolio, the Company will transfer loans from held for investment to held for sale. Upon transfer of any loans that were held at amortized cost, any associated allowance for credit loss is charged off and the carrying value of the loan is adjusted to the lower of cost or estimated fair value. The net deferred fees and costs associated with loans held for sale are deferred (not accreted or amortized to interest income) until the related loans are sold.

The Company recognizes transfers of loans as sales when it surrenders control over the loans. Control over transferred loans is deemed to be surrendered when: (1) the loans have been isolated from the Company, (2) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loans, and (3) the Company does not maintain effective control over the transferred loans through either: (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity, or (b) the ability to unilaterally cause the holder to return the specific loans. Gains or losses on the sale of these loans are included in “Gain on disposition of loans” in the Consolidated Statements of Income.

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

Mortgage Servicing Rights

The Company retains the servicing rights of the Ginnie Mae insured loans that are sold in the secondary market by Century. Servicing rights are initially recorded at fair value with the income statement effect recorded in gain on disposition of loans.

Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur and are included as a component of “Other operating income” on the Consolidated Statements of Income. The fair value of servicing rights is subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses. Loans serviced for others are not included in the Consolidated Balance Sheets.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

Allowance for Credit Losses

Effective January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments replacing the incurred loss accounting approach with the current expected credit loss approach for all financial assets measured at amortized cost, which as of the adoption date consisted entirely of its held for investment loan portfolio. Under the current expected credit loss (“CECL”) methodology, the allowance for credit losses is measured using two components. A component that measures expected credit losses on a collective (pool) basis when similar risk characteristics exist and a component that measures expected credit losses on an individual loan basis. For the collective pool component, the Company identified the following portfolio segments based on risk characteristics of the loans in its loan portfolio (pool):

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
•
Short Term 1– 4 Unit – Purchase (short-term loans to purchase 1– 4 unit residential rental properties); and
•
Short Term 1– 4 Unit – Refinance (short-term refinance loans on 1– 4 unit residential rental properties).

The Company determines the collectability of its loans in the collective pools by evaluating certain risk characteristics. The segmentation of its loan portfolio was determined based on analyses of its loan portfolio performance over the past ten years. Based on analyses of the loan portfolio’s historical performance, the Company concluded that loan purpose and product types are the most significant risk factors in determining its expectation of future credit losses. Loan purpose considers whether a borrower is acquiring the property or refinancing an existing property. The historical experience shows that refinance loans have higher loss rates than loans for property acquisitions. Product type includes residential 1-4 unit property and traditional commercial property. The historical experience shows that traditional commercial property loans have higher loss rates than residential 1-4 unit property loans. Short term loans have a maturity of one to two years from origination. Long term loans have a maturity of up to 30 years from origination.

The Company estimates the allowance for credit losses using relevant available information, from internal and external sources, relating to historical performance, current conditions, and reasonable and supportable macroeconomic forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are considered for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels, or term, as well as for changes in environmental conditions, such as unemployment rates, property values and changes in the competitive or regulatory environment.

The Company uses an open pool loss rate methodology to model expected credit losses. To determine the loss rates for the open pool method, the Company starts with its historical database of losses, segmenting the loans by loan purpose, product type and repayment period. A third-party model applying the open pool method is used to estimate annual average loss rates by dividing the respective pool’s quarterly historical losses by the pool’s respective prior quarter’s ending unamortized loan cost balance and deriving an annual average loss rate from the historical quarterly loss rates. The model then adjusts the annual average loss rates based upon macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates are applied to the forecasted pool balance within each segment. The forecasted balances in the loan pool segments are calculated based on a principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments. Estimated prepayments, or Constant Prepayment Rates (“CPRs”) are developed from multiple loan characteristic considerations, such as property types, Fair Isaac Corporation (“FICO”) scores, loan purpose, and prepayment penalty terms, which is the most significant driver of prepayment activity. The prepayment penalty terms differ between the short-term and long-term loans, and the Company has developed a CPR curve for its short-term loans (two-year or less) and one for its long-term loans (30-year). Data from 2012-2024 is used to develop prepayment rates for the Company’s long-term loans. Because of the prepayment penalty structure in the Company’s long-term loans, prepayments during the active penalty term are historically low and begin to ramp up after the prepayment penalty term. The active prepayment penalty term is considered for existing and new loans over the reasonable and supportable forecast period in determining estimated prepayments. The Company back-tests the CPR curves on a quarterly basis and adjusts the CPR curves as appropriate. The reasonable and supportable period is meant to represent the period in which the Company believes the forecasted macroeconomic variables can be reasonably estimated. Significant variables or assumptions incorporated in the macroeconomic forecasts include U.S. unemployment, treasury yields, U.S. real gross domestic product (“GDP”), and U.S. real estate housing prices. The Company considers multiple scenarios from different macroeconomic forecasts and uses different forecast and reversion periods for estimating lifetime expected credit losses.

For the December 31, 2024 CECL estimate, the Company considered a severe stress scenario with a seven-quarter reasonable and supportable forecast period followed by a three-quarter straight-line reversion period. The severe stress scenario was applied to reflect the uncertainties of a decreasing forecasted GDP, unstable labor market, and geopolitical risk.

For the December 31, 2023 CECL estimate, the Company considered a severe stress scenario with an eight-quarter reasonable and supportable forecast period followed by a two-quarter straight-line reversion period. The severe stress scenario was applied due to the continued inflation in the United States, the geopolitical risk, continued disruption in the supply chain, and concerns of a recession.

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

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when the Company believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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

The Company has made the accounting policy election not to measure an allowance for credit losses for accrued interest receivables. When a loan is placed on nonaccrual status, the accrued and unpaid interest is reversed as a reduction of interest income and accrued interest receivable. Accrued interest receivable is excluded from the amortized cost of loans and it is presented as “Accrued interest receivable” in the Consolidated Balance Sheets.

Effective October 1, 2022, the Company elected to apply FVO accounting to its newly originated loans. Loans carried at fair value do not require a separate allowance for credit loss since any loan impairment will be reflected in the fair value of the loan. All loans originated or acquired prior to October 1, 2022, are carried at amortized cost and are subject to a CECL reserve.

Accrued Interest and Other Receivables

Accrued interest and other receivables represent accrued and uncollected interest on loans in accrual status; principal and interest payments received, but unremitted by the servicer; and receivables from borrowers for escrow and other advances, net of an allowance for uncollectible borrower advances.

Real Estate Owned, Net (“REO”)

Properties acquired through foreclosure, deed in lieu of foreclosure, or from third parties that meet all of the following criteria are classified as real estate owned: (1) management has the intent to sell the property, (2) the property is available for immediate sale in its present condition, or management intends on making necessary repairs to render the property saleable, subject only to terms that are usual and customary, and (3) it is unlikely that any significant changes to the plan will be made or that the plan will be withdrawn.

Real estate owned is initially recorded at the property’s estimated fair value, based on appraisals or broker price opinions obtained, less estimated costs to sell at the acquisition date, establishing a new cost basis. If the recorded loan balance at the time of transfer exceeds the estimated fair value of the property less estimated costs to sell, the charge is recorded to the allowance for credit losses. If the estimated fair value of the property less estimated costs to sell exceeds the recorded loan balance at the time of transfer, the write-up is first recorded as a recapture to the allowance for credit losses to the extent of any previous charge and then to gain on the REO. Any subsequent write-downs in the fair value of the REO after the transfer date are charged to “Real estate owned, net” in the Consolidated Statements of Income and recognized through a valuation allowance. Subsequent increases in the fair value of the REO less selling costs reduce the valuation allowance, but not below zero, and are credited to “Real estate owned, net”.

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is measured based on the enacted tax rates expected to apply to taxable income in the years in which the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Valuation allowances are established to reduce the net carrying amount of deferred tax assets (“DTA”) if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the DTA will or will not be realized. The Company’s ultimate realization of the DTA is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

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

Treasury shares

The Company separately presents treasury shares, which represent shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting or exercise of stock-based awards. Treasury shares are carried at cost.

Fair Value Option Accounting

The Company has elected to apply fair value option (“FVO”) accounting to originated mortgage loans on a go-forward basis beginning October 1, 2022. The fair value option loans are presented as a separate line item in the Consolidated Balance Sheets. Interest income on FVO loans is recorded on an accrual basis in the Consolidated Statements of Income under the heading “Interest income”. Changes in the fair value of the loans are recorded as

“Unrealized gain on fair value of loans” in the Consolidated Statements of Income. The Company does not record a CECL reserve on fair value option loans.

The Company has elected to apply FVO accounting to securitized debt issued effective January 1, 2023, when the underlying collateral is also carried at fair value. The FVO securitized debt is presented as a separate line item in the Consolidated Balance Sheets. The Company reflects interest expense on the fair value option securitized debt as “Interest expense - portfolio related” in the Consolidated Statements of Income and presents the other fair value changes of the FVO securitized debt separately in the Consolidated Statements of Income.

Derivative Instruments and Hedge Accounting

The Company issues fixed rate debt at regular intervals during the year through the securitization of its fixed rate mortgage assets. The Company is subject to interest rate risk on its forecasted debt issuances as these fixed rate debt issuances are priced at then-current market rates. The Company’s risk management objective is to hedge the risk of variability in its interest payment cash flows attributable to changes in the benchmark Secured Overnight Financing Rate (“SOFR”) between the time the fixed rate mortgages are originated and the fixed rate debt is issued. To accomplish this hedging strategy, the Company may from time to time enter into derivative instruments such as forward starting payer interest rate swaps or interest rate payer swaptions, and interest rate payer and receiver swaptions or swaption collar, designated as cash flow hedges that are designed to be highly correlated to the underlying terms of the forecasted debt instruments. To qualify for hedge accounting, the Company formally documents its hedging relationships at inception, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. The Company also formally assesses effectiveness both at the hedge’s inception and on an ongoing basis.

The Company’s policy is to present all derivative balances on a gross basis, without regard to counterparty master netting agreements or similar arrangements. The fair value of the derivative instruments is recorded as a separate line item on the Consolidated Balance Sheets as an asset or liability with the related gains or losses reported as a component of accumulated other comprehensive income (“AOCI”). Beginning in the period in which the forecasted debt issuance occurs and the related derivative instruments are terminated, the gains or losses accumulated in AOCI are then reclassified into interest expense as a yield adjustment over the term of the related debt. If the Company determines it is not probable that the forecasted transaction will occur, gains and losses are reclassified immediately to earnings. The related cash flows are recognized on the cash flows from operating activities section on the consolidated statements of cash flows. The Company uses hedge accounting based on the exposure being hedged as cash flow hedges in operations.

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

Note 3 — Current Accounting Developments

Recently Issued Accounting Standards

Debt with Conversion and Other Options

In November 2024, the FASB issued ASU 2024-04, “Debt - Debt With Conversion and Other Options (Subtopic 220-40)”, which clarifies requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion rather than as debt extinguishments. The accounting update is effective January 1, 2026 for the Company. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Expense Disaggregation

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income (Subtopic 220-40) Expense Disaggregation Disclosures”, which requires specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively will need to be disclosed. The accounting update is effective January 1, 2027 for the Company. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Codification Improvements

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements—Amendments to Remove References to the Concepts Statements,” which amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. The accounting update is effective January 1, 2025 for the Company. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Compensation

In March 2024, the FASB issued ASU 2024-01, “Compensation— Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards,” clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 - Compensation - Stock Compensation or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or non-employees in exchange for goods or services. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 240): Improvements to Income Tax Disclosures,” which requires additional disclosure and disaggregated information in the Income Tax Rate reconciliation using both percentages and reporting currency amounts, with additional qualitative explanations of individually significant reconciling items. The updated guidance also requires disclosure of the amount of income taxes paid (net of refunds received) disaggregated by jurisdictional categories (federal (national), state, and foreign). The accounting update is effective January 1, 2025 for the Company. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standard

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance as of January 1, 2024, and the adoption did not have a material impact on its consolidated financial statements. See Note 29 - Segment Information for related disclosures.

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for certain Trusts and potential future advances due certain borrowers. In accordance with various mortgage servicing and related agreements, Century maintains escrow accounts for mortgage insurance premium, tax and insurance, working capital, sinking fund and other mortgage related escrows. The total escrow balances payable amounted to $83.5 million and $79.7 million as of December 31, 2024 and 2023, respectively. These amounts are not reflected on the Consolidated Balance Sheets of the Company.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows as of December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
	(In thousands)
Cash and cash equivalents	$49,901	$40,566	$45,248
Restricted cash	20,929	21,361	16,808
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$70,830	$61,927	$62,056

Note 5 — Loans Held for Sale at Fair Value

The following table summarizes loans held for sale at fair value as of December 31, 2024 and 2023:

	December 31,
	2024	2023
	(In thousands)
Unpaid principal balance	$—	$16,954
Valuation adjustments on FVO loans held for sale	—	636
Ending balance	$—	$17,590

Note 6 — Loans Held for Investment at Amortized Cost and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of December 31, 2024 and 2023:

	December 31, 2024
	Loans Held for Investment at Amortized Cost	Loans Held for Investment at Fair Value	Total Loans Held for Investment
	(In thousands)
Unpaid principal balance	$2,400,720	$2,655,217	$5,055,937
Valuation adjustments on FVO loans	—	111,734	111,734
Deferred loan origination costs	23,570	—	23,570
	2,424,290	2,766,951	5,191,241
Allowance for credit losses	(4,174)	—	(4,174)
Total loans held for investment	$2,420,116	$2,766,951	$5,187,067

	December 31, 2023
	Loans Held for Investment at Amortized Cost	Loans Held for Investment at Fair Value	Total Loans Held for Investment
	(In thousands)
Unpaid principal balance	$2,804,541	$1,251,395	$4,055,936
Valuation adjustments on FVO loans	—	54,677	54,677
Deferred loan origination costs	28,351	—	28,351
	2,832,892	1,306,072	4,138,964
Allowance for credit losses	(4,769)	—	(4,769)
Total loans held for investment	$2,828,123	$1,306,072	$4,134,195

During the years ended December 31, 2024, 2023 and 2022, $174.6 million, $201.0 million and $292.4 million, respectively, in UPB of loans held for investment have participated in the COVID-19 forbearance program and the Company granted a 90-days forbearance period on these loans. The following tables summarize the activity, UPB, and amortized cost basis of the loans in the Company’s COVID-19 forbearance program for the years ended December 31, 2024 and 2023:

	December 31, 2024
	UPB	%	Amortized Cost	%
	($ in thousands)
Beginning balance	$174,571		$176,515
Foreclosures	(5,292)		(5,416)
Repayments	(26,452)		(26,852)
Ending balance	$142,827		$144,247

Performing/Accruing	$102,769	72.0%	$103,790	72.0%

Nonperforming/Nonaccrual	$40,058	28.0%	$40,457	28.0%

	December 31, 2023
	UPB	%	Amortized Cost	%
	($ in thousands)
Beginning balance	$201,005		$203,346
Foreclosures	(833)		(830)
Repayments	(25,601)		(26,001)
Ending balance	$174,571		$176,515

Performing/Accruing	$132,389	75.8%	$133,771	75.8%

Nonperforming/Nonaccrual	$42,182	24.2%	$42,744	24.2%

Since April 1, 2020, the inception of the COVID-19 forbearance program, the Company has modified $412.9 million in UPB of loans, which includes capitalized interest of $14.8 million. As of December 31, 2024, $268.5 million in UPB of modified loans has been paid down, which includes $6.3 million of capitalized interest received.

Approximately 72.0% and 75.8% of the COVID forbearance loans in UPB were performing, and 28.0% and 24.2% were on nonaccrual status as of December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the gross unpaid principal balance of loans held for investment pledged as collateral for the Company’s warehouse facility agreements, and securitized debt issued were as follows:

	December 31,
	2024	2023
	(In thousands)
The 2013 repurchase agreement	$133,577	$132,505
The bank credit agreement	—	39,619
The 2021/2024 repurchase agreements	148,676	103,787
The 2021 term repurchase agreement	74,324	41,628
The July 2021 term repurchase agreement	—	30,923
The 2023 repurchase agreement	42,613	29,501
The 2024 bank credit agreement	23,330	—
Total pledged loans	$422,520	$377,963

2017-2 Trust	$39,231	$50,554
2018-1 Trust	28,564	37,810
2018-2 Trust	62,845	85,122
2019-1 Trust	71,521	87,677
2019-2 Trust	52,417	73,166
2019-3 Trust	52,177	64,403
2020-1 Trust	98,858	116,843
2020-2 Trust	—	69,085
2021-1 Trust	162,750	182,184
2021-2 Trust	130,363	148,989
2021-3 Trust	136,891	159,565
2021-4 Trust	219,907	245,945
2022-1 Trust	222,909	245,372
2022-2 Trust	201,363	222,333
2022-MC1 Trust	58,133	73,840
2022-3 Trust	253,621	278,268
2022-4 Trust	254,668	298,758
2022-5 Trust	187,078	223,112
2023-1 Trust	180,941	217,220
2023-2 Trust	165,155	214,221
2023-3 Trust	200,943	255,699
2023-RTL1 Trust	85,530	79,465
2023-4 Trust	185,013	227,940
2024-1 Trust	188,638	—
2024-2 Trust	271,542	—
2024-3 Trust	198,640	—
2024-4 Trust	248,788	—
2024-5 Trust	293,881	—
2024-6 Trust	299,216	—
Total	$4,551,583	$3,657,571

(a)
Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment, excluding loans carried at fair value, that were nonperforming and on nonaccrual status as of December 31, 2024 and 2023.

	December 31, 2024
	Total Nonaccrual	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Allowance for Loans Individually Evaluated
	(In thousands)
Commercial - Purchase	$33,290	$32,294	$996	$85
Commercial - Refinance	99,683	96,155	3,528	421
Residential 1-4 Unit - Purchase	29,573	29,573	—	—
Residential 1-4 Unit - Refinance	122,439	114,265	8,174	450
Short Term 1-4 Unit - Purchase	4,754	4,754	—	—
Short Term 1-4 Unit - Refinance	23,556	23,341	215	73
Total	$313,295	$300,382	$12,913	$1,029

	December 31, 2023
	Total Nonaccrual	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Allowance for Loans Individually Evaluated
	(In thousands)
Commercial - Purchase	$28,221	$27,037	$1,184	$156
Commercial - Refinance	86,890	84,575	2,315	444
Residential 1-4 Unit - Purchase	36,253	36,253	—	—
Residential 1-4 Unit - Refinance	137,925	134,579	3,346	245
Short Term 1-4 Unit - Purchase	6,402	6,402	—	—
Short Term 1-4 Unit - Refinance	29,663	27,059	2,604	129
Total	$325,354	$315,905	$9,449	$974

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

The following table presents the amortized cost basis in the loans held for investment as of December 31, 2024 and 2023, and the amount of accrued interest receivable written off by reversing interest income by portfolio segment loans that have been placed on nonaccrual for the years ended December 31, 2024 and 2023:

	December 31,
	2024		2023
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
	(In thousands)
Commercial - Purchase	$565,815	$757	$631,925	$788
Commercial - Refinance	714,970	1,601	799,816	2,084
Residential 1-4 Unit - Purchase	420,107	783	511,080	1,239
Residential 1-4 Unit - Refinance	668,869	1,736	808,149	2,918
Short Term 1-4 Unit - Purchase	30,816	253	41,111	174
Short Term 1-4 Unit - Refinance	23,713	203	40,811	459
Total	$2,424,290	$5,333	$2,832,892	$7,662

For the years ended December 31, 2024 and 2023, cash basis interest income recognized on nonaccrual loans, including loans carried at fair value, was $36.7 million and $30.6 million, respectively. No accrued interest income was recognized on nonaccrual loans for the years ended December 31, 2024 and 2023. The average recorded investment of individually evaluated loans, computed using month-end balances, was $322.2 million and $331.4 million for the years ended December 31, 2024 and 2023, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified as of December 31, 2024 and 2023.

(b)
Allowance for Credit Losses

The following tables present the activity in the allowance for credit losses for the years ended December 31, 2024 and 2023:

	December 31, 2024
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Balance - January 1, 2024	$935	$1,805	$585	$1,256	$23	$165	$4,769
Provision for (reversal of) credit losses	(212)	(342)	800	386	140	401	1,173
Charge-offs	(61)	(64)	(639)	(361)	(151)	(492)	(1,768)
Ending balance	$662	$1,399	$746	$1,281	$12	$74	$4,174

Allowance related to:
Loans individually evaluated	$85	$421	$—	$450	$—	$73	$1,029
Loans collectively evaluated	$577	$978	$746	$831	$12	$1	$3,145
Amortized cost related to:
Loans individually evaluated	$33,290	$99,683	$29,573	$122,439	$4,754	$23,556	$313,295
Loans collectively evaluated	$532,525	$615,287	$390,534	$546,430	$26,062	$157	$2,110,995

	December 31, 2023
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Balance - January 1, 2023	$639	$2,031	$542	$1,272	$21	$388	$4,893
Provision for (reversal of) credit losses	296	6	180	(5)	388	1,050	1,915
Charge-offs	—	(232)	(137)	(11)	(386)	(1,273)	(2,039)
Ending balance	$935	$1,805	$585	$1,256	$23	$165	$4,769

Allowance related to:
Loans individually evaluated	$156	$444	$—	$245	$—	$129	$974
Loans collectively evaluated	$779	$1,361	$585	$1,011	$23	$36	$3,795
Amortized cost related to:
Loans individually evaluated	$28,221	$86,890	$36,253	$137,925	$6,402	$29,663	$325,354
Loans collectively evaluated	$603,704	$712,926	$474,827	$670,224	$34,709	$11,148	$2,507,538
(c)
Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-off rate in relation to its nonperforming loans as its credit quality indicator. The rates of charge-offs over the average nonperforming loans were 0.55%, 0.62% and 0.20% for the years ended December 31, 2024, 2023 and 2022, respectively.

Other credit quality indicators include aging status and accrual status. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. The following tables present the aging status of the amortized cost basis in the loans held for investment portfolio, which include $144.2 million and $176.5 million loans in the Company’s COVID-19 forbearance program as of December 31, 2024 and 2023, respectively:

December 31, 2024	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated:
Commercial - Purchase	$387	$555	$32,348	$33,290	$—	$33,290
Commercial - Refinance	3,903	3,326	92,454	99,683	—	99,683
Residential 1-4 Unit - Purchase	606	957	28,010	29,573	—	29,573
Residential 1-4 Unit - Refinance	4,784	708	116,947	122,439	—	122,439
Short Term 1-4 Unit - Purchase	—	—	4,754	4,754	—	4,754
Short Term 1-4 Unit - Refinance	—	203	23,353	23,556	—	23,556
Total loans individually evaluated	$9,680	$5,749	$297,866	$313,295	$—	$313,295
Loans collectively evaluated:
Commercial - Purchase	$19,633	$12,027	$—	$31,660	$500,865	$532,525
Commercial - Refinance	37,480	12,132	—	49,612	565,675	615,287
Residential 1-4 Unit - Purchase	16,040	7,479	—	23,519	367,015	390,534
Residential 1-4 Unit - Refinance	32,398	14,302	—	46,700	499,730	546,430
Short Term 1-4 Unit - Purchase	10,073	—	—	10,073	15,989	26,062
Short Term 1-4 Unit - Refinance	—	—	—	—	157	157
Total loans collectively evaluated	$115,624	$45,940	$—	$161,564	$1,949,431	$2,110,995
Ending balance	$125,304	$51,689	$297,866	$474,859	$1,949,431	$2,424,290
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

December 31, 2023	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated:
Commercial - Purchase	$2,329	$668	$25,224	$28,221	$—	$28,221
Commercial - Refinance	4,716	2,405	79,769	86,890	—	86,890
Residential 1-4 Unit - Purchase	544	—	35,709	36,253	—	36,253
Residential 1-4 Unit - Refinance	2,988	1,923	133,014	137,925	—	137,925
Short Term 1-4 Unit - Purchase	—	—	6,402	6,402	—	6,402
Short Term 1-4 Unit - Refinance	55	—	29,608	29,663	—	29,663
Total loans individually evaluated	$10,632	$4,996	$309,726	$325,354	$—	$325,354
Loans collectively evaluated:
Commercial - Purchase	$21,342	$8,352	$—	$29,694	$574,010	$603,704
Commercial - Refinance	47,430	14,002	—	61,432	651,494	712,926
Residential 1-4 Unit - Purchase	29,236	6,850	—	36,086	438,741	474,827
Residential 1-4 Unit - Refinance	52,510	20,828	—	73,338	596,886	670,224
Short Term 1-4 Unit - Purchase	1,169	658	—	1,827	32,882	34,709
Short Term 1-4 Unit - Refinance	2,978	213	—	3,191	7,957	11,148
Total loans collectively evaluated	$154,665	$50,903	$—	$205,568	$2,301,970	$2,507,538
Ending balance	$165,297	$55,899	$309,726	$530,922	$2,301,970	$2,832,892
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

The following table presents the aging of the amortized cost basis of loans held for investment in the Company’s COVID-19 forbearance program as of December 31, 2024 and 2023:

December 31, 2024	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated:
Commercial - Purchase	$230	$162	$4,496	$4,888	$—	$4,888
Commercial - Refinance	242	1,491	17,749	19,482	—	19,482
Residential 1-4 Unit - Purchase	607	—	1,124	1,731	—	1,731
Residential 1-4 Unit - Refinance	90	—	6,066	6,156	—	6,156
Short Term 1-4 Unit - Purchase	—	—	—	—	—	—
Short Term 1-4 Unit - Refinance	—	—	8,200	8,200	—	8,200
Total loans individually evaluated	$1,169	$1,653	$37,635	$40,457	$—	$40,457
Loans collectively evaluated:
Commercial - Purchase	$1,768	$—	$—	$1,768	$12,546	$14,314
Commercial - Refinance	6,169	412	—	6,581	35,322	41,903
Residential 1-4 Unit - Purchase	793	—	—	793	4,503	5,296
Residential 1-4 Unit - Refinance	1,708	458	—	2,166	16,093	18,259
Short Term 1-4 Unit - Purchase	9,154	—	—	9,154	14,864	24,018
Short Term 1-4 Unit - Refinance	—	—	—	—	—	—
Total loans collectively evaluated	$19,592	$870	$—	$20,462	$83,328	$103,790
Ending balance	$20,761	$2,523	$37,635	$60,919	$83,328	$144,247
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

December 31, 2023	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated:
Commercial - Purchase	$—	$—	$2,803	$2,803	$—	$2,803
Commercial - Refinance	349	—	17,054	17,403	—	17,403
Residential 1-4 Unit - Purchase	—	—	523	523	—	523
Residential 1-4 Unit - Refinance	467	779	12,910	14,156	—	14,156
Short Term 1-4 Unit - Purchase	—	—	—	—	—	—
Short Term 1-4 Unit - Refinance	—	—	7,860	7,860	—	7,860
Total loans individually evaluated	$816	$779	$41,150	$42,745	$—	$42,745
Loans collectively evaluated:
Commercial - Purchase	$1,016	$1,959	$—	$2,975	$16,608	$19,583
Commercial - Refinance	8,102	1,433	—	9,535	47,257	56,792
Residential 1-4 Unit - Purchase	1,615	227	—	1,842	8,808	10,650
Residential 1-4 Unit - Refinance	1,423	789	—	2,212	21,462	23,674
Short Term 1-4 Unit - Purchase	—	—	—	—	23,071	23,071
Short Term 1-4 Unit - Refinance	—	—	—	—	—	—
Total loans collectively evaluated	$12,156	$4,408	$—	$16,564	$117,206	$133,770
Ending balance	$12,972	$5,187	$41,150	$59,309	$117,206	$176,515
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of December 31, 2024 and 2023.

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2024	2022	2021	2020	2019	Prior	Total
	(In thousands)
Commercial - Purchase
Payment performance
Performing	$223,564	$210,742	$24,253	$33,505	$40,461	$532,525
Nonperforming	13,046	6,524	4,994	5,758	2,968	33,290
Total Commercial - Purchase	$236,610	$217,266	$29,247	$39,263	$43,429	$565,815

Commercial - Refinance
Payment performance
Performing	$207,766	$167,568	$40,772	$76,886	$122,295	$615,287
Nonperforming	26,624	19,172	4,305	18,708	30,874	99,683
Total Commercial - Refinance	$234,390	$186,740	$45,077	$95,594	$153,169	$714,970

Residential 1-4 Unit - Purchase
Payment performance
Performing	$173,252	$167,804	$8,166	$17,740	$23,572	$390,534
Nonperforming	9,724	12,384	1,704	657	5,104	29,573
Total Residential 1-4 Unit - Purchase	$182,976	$180,188	$9,870	$18,397	$28,676	$420,107

Residential 1-4 Unit - Refinance
Payment performance
Performing	$226,187	$201,247	$16,116	$46,487	$56,393	$546,430
Nonperforming	46,873	34,974	7,560	15,176	17,856	122,439
Total Residential 1-4 Unit - Refinance	$273,060	$236,221	$23,676	$61,663	$74,249	$668,869

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$2,044	$—	$17,985	$6,033	$—	$26,062
Nonperforming	4,170	—	584	—	—	4,754
Total Short Term 1-4 Unit - Purchase	$6,214	$—	$18,569	$6,033	$—	$30,816

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$157	$—	$—	$—	$—	$157
Nonperforming	8,293	—	2,186	9,042	4,035	23,556
Total Short Term 1-4 Unit - Refinance	$8,450	$—	$2,186	$9,042	$4,035	$23,713

Total Portfolio	$941,700	$820,415	$128,625	$229,992	$303,558	$2,424,290

Gross charge-offs - quarter-ended December 31, 2024	$111	$184	$—	$265	$139	$699

Gross charge-offs - year-ended December 31, 2024	$1,132	$219	$—	$265	$152	$1,768

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2023	2022	2021	2020	2019	Prior	Total
	(In thousands)
Commercial - Purchase
Payment performance
Performing	$248,153	$226,467	$31,692	$43,829	$53,563	$603,704
Nonperforming	9,600	6,104	567	4,773	7,177	28,221
Total Commercial - Purchase	$257,753	$232,571	$32,259	$48,602	$60,740	$631,925

Commercial - Refinance
Payment performance
Performing	$233,052	$188,723	$47,883	$92,819	$150,449	$712,926
Nonperforming	20,462	14,168	4,207	14,167	33,886	86,890
Total Commercial - Refinance	$253,514	$202,891	$52,090	$106,986	$184,335	$799,816

Residential 1-4 Unit - Purchase
Payment performance
Performing	$208,456	$198,110	$9,581	$24,429	$34,251	$474,827
Nonperforming	17,287	10,740	701	1,421	6,104	36,253
Total Residential 1-4 Unit - Purchase	$225,743	$208,850	$10,282	$25,850	$40,355	$511,080

Residential 1-4 Unit - Refinance
Payment performance
Performing	$277,980	$237,159	$19,752	$61,136	$74,197	$670,224
Nonperforming	43,272	36,344	7,835	28,252	22,222	137,925
Total Residential 1-4 Unit - Refinance	$321,252	$273,503	$27,587	$89,388	$96,419	$808,149

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$11,458	$180	$18,510	$4,561	$—	$34,709
Nonperforming	5,533	165	704	—	—	6,402
Total Short Term 1-4 Unit - Purchase	$16,991	$345	$19,214	$4,561	$—	$41,111

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$11,148	$—	$—	$—	$—	$11,148
Nonperforming	4,313	153	7,435	13,612	4,150	29,663
Total Short Term 1-4 Unit - Refinance	$15,461	$153	$7,435	$13,612	$4,150	$40,811

Total Portfolio	$1,090,714	$918,313	$148,867	$288,999	$385,999	$2,832,892

Gross charge-offs - quarter-ended December 31, 2023	$744	$—	$—	$—	$—	$744

Gross charge-offs - year-ended December 31, 2023	$1,120	$473	$—	$446	$—	$2,039

(d)
Nonaccrual Loans - Loans Held for Investment at Fair Value

The following table presents the aggregate fair value of loans held for investment at fair value that are 90 days or more past due and/or in nonaccrual status, and the difference between the aggregate fair value and the aggregate unpaid principal balance as of December 31, 2024 and 2023, by loan segments:

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 Days	90+ Days Past Due		Current–89 Days	90+ Days Past Due		90+ Days Past Due
December 31, 2024	Past Due	or Nonaccrual	Total	Past Due	or Nonaccrual	Total	or Nonaccrual
	(In thousands)
Commercial - Purchase	$505,244	$15,636	$520,880	$466,526	$18,586	$485,112	$(2,950)
Commercial - Refinance	672,504	24,129	696,633	620,332	29,195	649,527	(5,066)
Residential 1-4 Unit - Purchase	381,660	28,352	410,012	366,431	34,457	400,888	(6,105)
Residential 1-4 Unit - Refinance	862,971	103,985	966,956	819,633	126,340	945,973	(22,355)
Short Term 1-4 Unit - Purchase	78,863	3,981	82,844	78,207	4,854	83,061	(873)
Short Term 1-4 Unit - Refinance	76,277	13,349	89,626	74,620	16,036	90,656	(2,687)
Ending balance	$2,577,519	$189,432	$2,766,951	$2,425,749	$229,468	$2,655,217	$(40,036)

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 Days	90+ Days Past Due		Current–89 Days	90+ Days Past Due		90+ Days Past Due
December 31, 2023	Past Due	or Nonaccrual	Total	Past Due	or Nonaccrual	Total	or Nonaccrual
	(In thousands)
Commercial - Purchase	$204,282	$4,651	$208,933	$188,924	$5,635	$194,559	$(984)
Commercial - Refinance	230,034	7,399	237,433	210,716	8,962	219,678	(1,563)
Residential 1-4 Unit - Purchase	238,215	12,886	251,101	231,494	15,428	246,922	(2,542)
Residential 1-4 Unit - Refinance	472,615	29,335	501,950	448,780	35,119	483,899	(5,784)
Short Term 1-4 Unit - Purchase	46,312	1,769	48,081	45,695	2,143	47,838	(374)
Short Term 1-4 Unit - Refinance	54,041	4,533	58,574	53,008	5,491	58,499	(958)
Ending balance	$1,245,499	$60,573	$1,306,072	$1,178,617	$72,778	$1,251,395	$(12,205)

Note 7 — Mortgage Loans on Real Estate

The following tables present the Company’s loans (UPB) collateralized by real estate as of December 31, 2024 and 2023:

	December 31, 2024
Description	Interest Rate	Final Maturity Date	Unpaid Principal Balance(1)(2)	Nonaccrual Unpaid Principal Balance
	($ in thousands)
1-4 unit residential(3)
Under $1.0 million	4.0% - 15.0%	January 1, 2055	$2,022,878	$253,887
$1.0 million and over	4.0% - 13.2%	January 1, 2055	630,386	106,382
			2,653,264	360,269
Traditional commercial(4)
Under $1.0 million	4.0% - 14.0%	January 1, 2055	1,668,507	128,590
$1.0 million and over	4.0% - 13.3%	January 1, 2055	734,166	50,579
			2,402,673	179,169
Total at December 31, 2024			$5,055,937	$539,438

	December 31, 2023
Description	Interest Rate	Final Maturity Date	Unpaid Principal Balance(1)(2)	Nonaccrual Unpaid Principal Balance
	($ in thousands)
1-4 unit residential(3)
Under $1.0 million	4.0% - 15.0%	January 1, 2054	$1,674,434	$185,391
$1.0 million and over	4.0% - 13.2%	January 1, 2054	567,314	80,976
			2,241,748	266,367
Traditional commercial(4)
Under $1.0 million	4.0% - 14.0%	January 1, 2054	1,322,387	86,755
$1.0 million and over	4.0% - 13.3%	January 1, 2054	508,755	41,440
			1,831,142	128,195
Total at December 31, 2023			$4,072,890	$394,562
(1)
The aggregate cost of the Company’s loan portfolio for Federal income tax purposes were $5.2 billion and $4.2 billion as of December 31, 2024 and 2023, respectively.
(2)
As of December 31, 2024 and 2023, $228.3 million and $188.5 million, respectively, of the total UPB were interest-only loans with interest payable monthly and the principal payable at maturity.
(3)
The principal and interest on the 1-4 unit residential mortgage loans is payable monthly over the life of the loan to maturity. These loans generally contain a prepayment penalty provision if the loan is prepaid within the first 5 years.
(4)
The principal and interest on the traditional commercial mortgage loans is payable monthly over the life of the loan to maturity. These loans generally contain a prepayment penalty provision if the loan is prepaid within the first 5 years.

The following table presents the reconciliation of the UPB of mortgage loans for the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
	(In thousands)
Balance at beginning of period	$4,072,890	$3,512,486	$2,587,220
Addition during period:
New mortgage loans	1,841,154	1,117,846	1,761,853
Acquisition	17,177	13,075	17,657
Capitalized Interest	1,403	2,395	1,604
Deduction during period:
Collection of principal	(750,752)	(474,406)	(525,986)
Collection of capitalized interest	(1,463)	(570)	(2,155)
Foreclosures	(51,553)	(52,208)	(10,031)
Mortgages sold	(72,919)	(45,728)	(317,676)
Balance at end of period	$5,055,937	$4,072,890	$3,512,486

Note 8 — Receivables Due from Servicers

The following tables summarize receivables due from servicers as of December 31, 2024 and 2023:

	December 31, 2024
	Securitized Debt	Warehouse and Repurchase Facilities and Other	Total
	(In thousands)
Loan principal payments due from servicers	$61,907	$1,695	$63,602
Other loan servicing receivables	17,246	5,404	22,650
Loan servicing receivables	79,153	7,099	86,252
Corporate and escrow advances receivable	33,387	3,855	37,242
Total receivables due from servicers	$112,540	$10,954	$123,494

	December 31, 2023
	Securitized Debt	Warehouse and Repurchase Facilities and Other	Total
	(In thousands)
Loan principal payments due from servicers	$41,289	$136	$41,425
Other loan servicing receivables	13,122	3,249	16,371
Loan servicing receivables	54,411	3,385	57,796
Corporate and escrow advances receivable	25,736	1,545	27,281
Total receivables due from servicers	$80,147	$4,930	$85,077

Note 9 — Property and Equipment, Net

As of December 31, 2024 and 2023, property and equipment consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Furniture	$781	$930
Computer equipment	982	986
Office equipment	282	409
Leasehold improvements	577	609
Capitalized software	7,010	6,784
Building	—	685
	9,632	10,403
Accumulated depreciation and amortization	(7,982)	(7,618)
Ending balance	$1,650	$2,785

For each of the years ended December 31, 2024, 2023 and 2022, depreciation and amortization expense was $0.8 million.

The Company engaged a third-party consulting firm to assist in the building and implementation of a data warehouse and loan origination systems. The data warehouse was placed into service in 2017 and the loan origination system (“LOS”) was placed into service in 2018. The total capitalized costs for the data warehouse and the LOS were $5.7 million as of December 31, 2024 and 2023. Total accumulated depreciation and amortization included accumulated amortization on the data warehouse and the LOS of $4.8 million and $4.4 million as of December 31, 2024 and 2023, respectively. The estimated aggregate amortization expense related to capitalized software for each of the next five years is $0.4 million for 2025 and 2026, $0.2 million for 2027, $0.1 million for 2028, and none thereafter.

Note 10 — Real Estate Owned, Net

The Company’s real estate owned activities were as follows during the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
	(In thousands)
Beginning balance	$44,268	$13,325	$17,557
Additions	58,556	56,025	13,439
Sales	(28,703)	(21,179)	(19,558)
Other adjustments	—	—	2,250
Valuation adjustments	(6,121)	(3,903)	(363)
Ending balance	$68,000	$44,268	$13,325

As of December 31, 2024, the carrying value of real estate owned was $68.0 million, of which $10.2 million were pledged as collateral under a warehouse repurchase agreement. As of December 31, 2023, the carrying value of real estate owned was $44.3 million, and none were pledged as collateral under any warehouse repurchase agreement.

The following table summarizes information about real estate operating income and expenses, realized gains and losses on sales of real estate, and unrealized gains and losses resulting from adjustments to valuation allowances for the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
	(In thousands)
Operating income	$387	$—	$275
Operating expenses	(4,571)	(2,818)	(2,781)
Valuation adjustments	(6,121)	(3,903)	(363)
Net gain on sales of real estate	4,275	568	2,939
Total	$(6,030)	$(6,153)	$70

Net gain (loss) on sales of real estate represents the difference between the net proceeds from the liquidation of the underlying properties and their respective carrying values. The following table provides additional information about the number of properties sold and the gross gains and losses recognized in “Real estate owned, net”, in the Consolidated Statements of Income, for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024		2023		2022
	Properties Sold	Gain (Loss)	Properties Sold	Gain (Loss)	Properties Sold	Gain (Loss)
	($ in thousands)
Sales resulting in gains	41	$5,102	24	$1,442	31	$3,401
Sales resulting in losses	21	(827)	19	(874)	12	(462)
Total	62	$4,275	43	$568	43	$2,939

Note 11 — Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the Consolidated Balance Sheets. The unpaid principal balance of mortgage loans serviced for others by Century amounted to $807.9 million and $490.9 million as of December 31, 2024, and 2023, respectively. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Significant assumptions used in determining the fair value of servicing rights as of December 31, 2024, 2023 and 2022 include: (1) Weighted average discount rate of 8.0%, 8.0% and 8.1%, respectively, and (2) Weighted average constant prepayment rate of 5.1%, 6.5% and 6.3%, respectively.

The following table presents the Company’s mortgage servicing rights for the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
	(In thousands)
Balance at the beginning of year	$8,578	$9,238	$7,152
Mortgage servicing rights acquired	4,759	—	—
Fair value adjustments	375	(660)	2,086
Balance at end of year	$13,712	$8,578	$9,238

Note 12 — Derivative Instruments

In September 2023, the Company began utilizing forward starting interest rate swap derivative instruments designated as cash flow hedges to manage the exposure to interest rate volatility related to its forecasted issuances of fixed-rate debt through its securitization process. The Company’s risk management objective is to hedge the risk of variability in its interest payment cash flows attributable to changes in the benchmark SOFR between the time the fixed rate mortgages are originated and the fixed rate debt is issued. As of December 31, 2024, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years.

The gains or losses on the derivative instruments that are designated and qualify as cash flow hedges are reported as a component of AOCI. Beginning in the period in which the forecasted debt is issued and the related derivative instruments are terminated, the accumulated gains or losses associated with the terminated derivatives are then reclassified into interest expense as a yield adjustment over the term of the related debt. For the years ended December 31, 2024 and 2023, $14 thousand and $50 thousand of after-tax net gains, respectively, on terminated derivative instruments, were reclassified from AOCI to interest expense. As of December 31, 2024 and 2023, the Company had $0.8 million and $1.2 million, respectively, of after-tax net unrealized losses associated with cash flow hedging instruments recorded in AOCI. As of December 31, 2024, the Company expects to reclassify an estimated $22 thousand of after-tax net unrealized loss on derivative instruments designated as cash flow hedges from AOCI into earnings over the next 12 months.

The following tables present the fair value of the Company’s derivative financial instruments on a gross basis, as well as its classification on the Company’s Consolidated Balance Sheets as of December 31, 2024 and 2023:

December 31, 2024
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Fair Value (1)
Cash flow hedges:		(In thousands)
Forward starting payer interest rate swaps	Derivative liability	$—	$—

		December 31, 2023
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Fair Value (1)
Cash flow hedges:		(In thousands)
Forward starting payer interest rate swaps	Derivative liability	$166,000	$3,655
(1)
Fair value reported is exclusive of collateral held and pledged, related to derivative exposure between the Company and its derivative counterparty. As of December 31, 2024, no collateral was pledged to its derivative counterparty. As of December 31, 2023, collateral pledged to its derivative counterparty was $4.2 million. These amounts were included in “Other receivables” in the Consolidated Balance Sheets.

The counterparty to the financial derivatives that the Company entered into is a major institution. The Company is exposed to credit-related losses in the event of non-performance by the counterparty. This credit risk is generally limited to the unrealized gains in such contracts, less collateral held, should the counterparty fail to perform as contracted.

Note 13 — Accumulated Other Comprehensive Income (Loss)

There were no accumulated other comprehensive income for the year ended December 31, 2022. The following table presents the changes in the components of accumulated other comprehensive income (loss) balances for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
	(In thousands)
Beginning balance	$(1,210)	$—
Net unrealized gain (loss) on cash flow hedges arising during the period, net of tax	419	(1,160)
Reclassification adjustments included in net income	(14)	(50)
Ending balance	$(805)	$(1,210)

The following table presents the components of other comprehensive income (loss) and the related tax effect for the years ended December 31, 2024 and 2023:

	December 31,
	2024			2023
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
	(In thousands)
Cash flow hedges:
Forward starting payer interest rate swaps:
Net unrealized gain (loss) arising during the period	$583	$(164)	$419	$(1,568)	$408	$(1,160)
Reclassification adjustments included in net income	(19)	5	(14)	(69)	19	(50)
Other comprehensive income (loss)	$564	$(159)	$405	$(1,637)	$427	$(1,210)

Note 14 — Goodwill

FASB ASC 350, Intangibles - Goodwill and Other, requires a company to perform an impairment test on goodwill annually, or more frequently if events or changes in circumstance indicate that the asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The goodwill was recorded as part of the purchase accounting of Century on December 28, 2021, Management has assessed goodwill and concluded that no impairment existed as of December 31, 2024 and 2023.

The following table presents the activity for goodwill for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
	(In thousands)
Balance at the beginning of year	$6,775	$6,775
Goodwill acquired	—	—
Balance at end of year	$6,775	$6,775

Note 15 — Other Assets

Other assets were comprised of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
	(In thousands)
Prepaid expenses	$2,145	$2,026
Deposits	210	190
Deferred costs	840	500
Operating leases - right of use assets, net	2,501	2,544
Appraisal fees for loans in process	(201)	(172)
Other assets	179	160
Total other assets	$5,674	$5,248

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

The Company uses its incremental borrowing rates to determine the present value of its lease liabilities. The weighted average borrowing rate was 8.80%, 7.72% and 5.88% as of December 31, 2024, 2023 and 2022, respectively. The Company’s leases have remaining terms ranging from two years to five years, and the weighted average remaining lease term was 5.0 years as of December 31, 2024. Short-term leases (initial term of less than 12 months) are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term.

As of December 31, 2024 and 2023, operating lease ROU assets included in other assets were $2.5 million. Operating lease liabilities included in accounts payable and accrued expenses remained at $2.7 million as of December 31, 2024, and 2023. Operating lease expense is a component of “Rent and occupancy” on the Consolidated Statements of Income. Operating lease expense was $1.9 million, $1.9 million and $1.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, and included short-term leases that were immaterial.

The following table presents supplemental cash flow information related to leases for the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,416	$1,602	$1,632
ROU assets obtained in exchange for lease obligations:
Operating leases	$1,180	$1,689	$26

The following table presents maturities of operating lease liabilities as of December 31, 2024:

December 31, 2024
(In thousands)
2025	$732
2026	604
2027	649
2028	616
2029	364
Thereafter	405
Total lease payments	3,370
Less: Imputed interest	(670)
Present value of lease liabilities	$2,700

Note 17 — Securitized Debt at Amortized Cost and Securitized Debt at Fair Value

The following tables summarize securitized debt at amortized cost and securitized debt at fair value as of December 31, 2024 and 2023:

	December 31,
Securitized Debt at Amortized Cost	2024	2023
	(In thousands)
Unpaid principal balance	$2,049,790	$2,458,439
Deferred issuance costs and discounts	(30,734)	(39,628)
Total securitized debt at amortized cost	$2,019,056	$2,418,811

	December 31,
Securitized Debt at Fair Value	2024	2023
	(In thousands)
Unpaid principal balance	$2,219,218	$876,704
Adjustment at issuance to recognize fair value (1)	(18,231)	(8,289)
Fair value at issuance	2,200,987	868,415
Valuation adjustment subsequent to issuance (2)	6,421	9,002
Total securitized debt at fair value	$2,207,408	$877,417
(1)
Balance sheet adjustment to recognize fair value at issuance. This valuation adjustment is not recognized in net income.
(2)
Valuation adjustment recognized in net income. No valuation change is due to instrument specific credit risk as the Company’s (issuer) credit risk has not changed.

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of securitized debt at fair value as of December 31, 2024 and 2023:

	Fair Value	Unpaid Principal Balance	Difference
	(In thousands)
December 31, 2024	$2,207,408	$2,219,218	$(11,810)
December 31, 2023	877,417	876,704	713

The following table presents the effective interest rate of securitized debt at amortized cost and securitized debt at fair value for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	($ in thousands)
Interest expense	$220,427	$164,742	$110,268
Average outstanding unpaid principal balance	3,780,660	3,113,500	2,458,332
Effective interest rate (1)	5.83%	5.29%	4.49%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance, which includes average rates of 5.60%, 4.79% and 3.78% and debt issuance cost amortization of 0.23%, 0.50% and 0.71% as of December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, the Company is the sole beneficial interest holder of twenty-nine Trusts, which are variable interest entities included in the consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 10% to 30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates. The following table summarizes securities issued, ownership retained by the Company at the time of the securitization, and as of December 31, 2024 and 2023, and the stated maturity for each outstanding securitized debt:

		Securities Retained as of
Trusts	Securities Issued	Issuance Date	December 31, 2024	December 31, 2023	Stated Maturity Date
	(In thousands)
2017-2 Trust	$245,601	$12,927	$2,416	$2,416	October 2047
2018-1 Trust	176,816	9,308	1,602	1,602	April 2048
2018-2 Trust	307,988	16,210	2,698	3,614	October 2048
2019-1 Trust	235,580	12,399	—	—	March 2049
2019-2 Trust	207,020	10,901	—	—	July 2049
2019-3 Trust	154,419	8,127	—	—	October 2049
2020-1 Trust	248,700	13,159	—	—	February 2050
2020-2 Trust	96,352	32,118	—	12,847	June 2050
2021-1 Trust	251,301	13,227	—	—	May 2051
2021-2 Trust	194,918	10,260	—	—	August 2051
2021-3 Trust	204,205	—	—	—	October 2051
2021-4 Trust	319,116	—	—	—	December 2051
2022-1 Trust	273,594	5,015	3,876	4,206	February 2052
2022-2 Trust	241,388	11,202	9,246	10,971	March 2052
2022-MC1 Trust	84,967	40,911	47,936	45,026	May 2047
2022-3 Trust	296,323	18,914	15,489	15,489	May 2052
2022-4 Trust	308,357	25,190	10,362	13,414	July 2052
2022-5 Trust	188,754	65,459	12,649	12,649	October 2052
2023-1 Trust	198,715	41,593	4,043	4,043	December 2052
2023-1R Trust	64,833	66,228	66,228	66,228	October 2025
2023-2 Trust	202,210	24,229	6,714	23,948	April 2053
2023-RTL1 Trust	81,608	4,296	4,296	4,296	July 2028
2023-3 Trust	234,741	28,718	9,146	28,480	July 2053
2023-4 Trust	202,890	26,623	3,995	26,482	November 2053
2024-1 Trust	209,862	11,278	11,229	—	January 2054
2024-2 Trust	286,235	8,853	8,767	—	April 2054
2024-3 Trust	204,599	5,255	5,211	—	June 2054
2024-4 Trust	253,612	3,080	3,064	—	July 2054
2024-5 Trust	292,880	7,510	7,481	—	October 2054
2024-6 Trust	293,895	7,690	7,687	—	December 2054
Total	$6,561,479	$540,680	$244,135	$275,711

The following table summarizes outstanding bond balances for each securitized debt as of December 31, 2024 and 2023:

	December 31,
	2024	2023
	(In thousands)
2017-2 Trust	$33,012	$45,869
2018-1 Trust	24,482	33,505
2018-2 Trust	59,091	76,871
2019-1 Trust	60,459	76,391
2019-2 Trust	46,872	66,340
2019-3 Trust	46,827	58,089
2020-1 Trust	91,135	106,976
2020-2 Trust	—	45,180
2021-1 Trust	152,995	171,748
2021-2 Trust	125,391	143,797
2021-3 Trust	136,510	158,043
2021-4 Trust	214,284	244,919
2022-1 Trust	217,190	236,358
2022-2 Trust	191,764	210,217
2022-MC1 Trust	12,041	31,508
2022-3 Trust	234,647	257,047
2022-4 Trust	232,064	274,419
2022-5 Trust	132,519	162,925
2023-1 Trust	144,724	177,250
2023-1R Trust	38,508	58,237
2023-2 Trust	157,198	188,805
2023-RTL1 Trust	81,608	81,608
2023-3 Trust	195,799	227,228
2023-4 Trust	181,307	201,813
2024-1 Trust	178,234	—
2024-2 Trust	260,500	—
2024-3 Trust	191,583	—
2024-4 Trust	243,945	—
2024-5 Trust	290,552	—
2024-6 Trust	293,767	—
Total outstanding bond balance	$4,269,008	$3,335,143

Prior to 2023, the securities and certificates were typically issued at a discount to par, which was recorded as a contra liability to the securities issued. Securitized debt accounted for under the FVO accounting has no discounts or premiums. Discounts or premiums on securitized debt carried at amortized cost are amortized as an adjustment of yield over the stated term of the related securitized debt adjusted for prepayments. As of December 31, 2024 and 2023, unamortized discounts associated with securities carried at amortized cost were as follows:

	December 31,
	2024	2023
	(In thousands)
2017-2 Trust	$4	$6
2018-1 Trust	2	3
2018-2 Trust	6	8
2019-1 Trust	5	6
2019-2 Trust	3	4
2019-3 Trust	2	3
2020-1 Trust	2	2
2020-2 Trust	—	294
2021-Trust	9	11
2021-2 Trust	112	127
2021-3 Trust	382	473
2021-4 Trust	409	474
2022-1 Trust	2,049	2,622
2022-2 Trust	2,286	2,784
2022-MC1 Trust	45	189
2022-3 Trust	3,878	4,552
2022-4 Trust	2,883	3,689
2022-5 Trust	412	544
2023-1R Trust	248	967
Total unamortized discounts	$12,737	$16,758

Other than securitized debt carried at fair value, professional and other capitalized issuance costs associated with securitized debt were recorded as a contra liability to the securities issued. As of December 31, 2024 and 2023, capitalized issuance costs associated with the Trusts were as follows:

	December 31,
	2024	2023
	(In thousands)
2017-2 Trust	$263	$392
2018-1 Trust	128	185
2018-2 Trust	463	627
2019-1 Trust	342	432
2019-2 Trust	434	597
2019-3 Trust	374	471
2020-1 Trust	744	927
2020-2 Trust	—	115
2021-1 Trust	1,128	1,392
2021-2 Trust	1,093	1,347
2021-3 Trust	1,261	1,563
2021-4 Trust	2,021	2,382
2022-1 Trust	2,091	2,252
2022-2 Trust	1,796	2,188
2022-MC1 Trust	103	426
2022-3 Trust	2,319	2,721
2022-4 Trust	1,952	2,498
2022-5 Trust	1,332	1,760
2023-1R Trust	153	595
Total capitalized issuance costs	$17,997	$22,870

As of December 31, 2024 and 2023, the weighted average rates on the sold securities and certificates for the Trusts were as follows:

	December 31,
	2024	2023
2017-2 Trust	4.09%	3.97%
2018-1 Trust	4.13	4.03
2018-2 Trust	4.47	4.48
2019-1 Trust	4.07	4.07
2019-2 Trust	3.41	3.42
2019-3 Trust	3.30	3.29
2020-1 Trust	2.88	2.85
2020-2 Trust	4.63	4.61
2021-1 Trust	1.76	1.76
2021-2 Trust	2.04	2.02
2021-3 Trust	2.47	2.46
2021-4 Trust	3.25	3.22
2022-1 Trust	3.94	3.93
2022-2 Trust	5.06	5.07
2022-MC1 Trust	6.90	6.90
2022-3 Trust	5.72	5.70
2022-4 Trust	6.21	6.24
2022-5 Trust	7.04	7.06
2023-1 Trust	7.02	7.02
2023-1R Trust	7.57	7.68
2023-2 Trust	7.33	7.19
2023-RTL1 Trust	8.24	8.24
2023-3 Trust	7.94	7.82
2023-4 Trust	8.33	8.38
2024-1 Trust	7.75	—
2024-2 Trust	7.11	—
2024-3 Trust	7.20	—
2024-4 Trust	7.08	—
2024-5 Trust	6.14	—
2024-6 Trust	5.92	—

Note 18 — Other Debt

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

(a)
Secured Financing, Net (“Corporate Debt”)

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months. A portion of the net proceeds from the 2022 Term Loan was used to redeem all the amounts owed pursuant to a term loan previously entered into during 2021 (“the 2021 Term Loan”). The remaining portion of the net proceeds from the 2022 Term Loan is used for loan originations and general corporate purposes. As of December 31, 2024 and 2023, the balance of the 2022 Term Loan was $215.0 million.

On February 5, 2024, the Company entered into a five-year $75.0 million syndicated corporate debt agreement, the (“the 2024 Term Loan”). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months. As of December 31, 2024, the balance of the 2024 Term Loan was $75.0 million.

The total balance of the 2022 Term Loan and the 2024 Term Loan (“Corporate Debt”) in the Consolidated Balance Sheets is net of debt issuance costs of $5.2 million and $3.9 million as of December 31, 2024 and 2023, respectively. The Corporate Debt is secured by substantially all assets of the Company not otherwise pledged under a securitized debt or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of December 31, 2024, the Company was in compliance with all covenants.

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

On September 12, 2018, the Company entered into a three-year non-mark-to-market secured revolving loan facility agreement (“the Bank Credit Agreement”) with a bank. The Bank Credit Agreement has a current extended maturity date of November 10, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SOFR plus 3.61%, with a floor of 4.25%. The maximum loan amount under this facility is $50.0 million. The agreement was paid off in November 2024 from the advance of the 2024 Bank Credit Agreement.

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

On November 7, 2024, the Company entered into a non-mark-to-market secured revolving loan facility agreement (“the 2024 Bank Credit Agreement”) with a bank. The 2024 Bank Credit Agreement has a current maturity date of May 7, 2027. The eligible mortgage loan advance rate for performing loans is 82.5%, and the eligible past due loan and REO property advance rate is 55.0%. Each loan advance bears interest at SOFR plus 3.50%, with a floor of 2.00%. The maximum loan amount under this facility is $50.0 million.

Certain loans are pledged as collateral under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of December 31, 2024 and 2023, the Company was in compliance with all covenants.

The following table summarizes the maximum borrowing capacity, current gross balances outstanding, and effective interest rates of the Company’s warehouse facilities and loan agreements as of December 31, 2024 and 2023:

			December 31,
			2024			2023
	Contract Date	Maturity Date	Period End Balance (1)	Maximum Borrowing Capacity	Effective Interest Rate	Period End Balance (1)	Maximum Borrowing Capacity	Effective Interest Rate
			($ in thousands)
The September 2022 term repurchase agreement	01/04/2011	07/31/2025	$—	$60,000	6.5%	$—	$60,000	6.2%
The 2013 repurchase agreement	05/17/2013	09/25/2025	106,675	300,000	9.0	111,086	300,000	9.8
The bank credit agreement	09/12/2018	11/10/2025	—	—	9.1	31,950	50,000	9.2
The 2021/2024 repurchase agreements	1/29/2021 7/25/2024	05/20/2025	126,815	200,000	9.0	88,817	200,000	10.0
The 2021 term repurchase agreement	04/16/2021	04/16/2026	52,408	100,000	8.5	30,460	100,000	8.3
The July 2021 term repurchase agreement(2)	07/29/2021	07/29/2024	—	—	10.8	22,516	100,000	14.2
The October 2023 repurchase agreement	10/12/2023	02/07/2024	—	—	7.3	29,522	30,530	6.8
The 2023 repurchase agreement	12/27/2023	12/27/2026	44,900	75,000	9.7	22,000	50,000	8.6
The 2024 bank credit agreement	11/07/2024	05/07/2027	19,248	50,000	9.2	—	—	—
Total			$350,046	$785,000		$336,351	$890,530
(1)
Warehouse repurchase facilities amounts in the Consolidated Balance Sheet are net of debt issuance costs amounting to $2.0 million and $1.6 million as of December 31, 2024 and 2023.
(2)
The July 2021 Term Repurchase Agreement was paid off in August 2024.

The following table provides an overview of the activity and effective interest rates of the Company’s warehouse facilities and loan agreements for the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
	($ in thousands)
Average outstanding balance	$295,936	$227,911	$299,060
Highest outstanding balance at any month-end	460,108	336,351	426,959
Effective interest rate (1)	9.05%	9.53%	5.84%
(1)
Effective interest rate represents interest expense divided by average gross outstanding balance. which includes average rate of 8.52%, 8.76%, and 5.22%, and debt issue cost amortization of 0.53%, 0.77% and 0.62%, for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table provides a summary of interest expense that includes interest, amortization of discount, and deal cost amortization of the Company’s warehouse facilities and loan agreements for the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
	(In thousands)
Warehouse and repurchase facilities	$26,790	$21,726	$17,454
Securitized debt	220,428	164,742	110,269
Interest expense — portfolio related	247,218	186,468	127,723
Interest expense — corporate debt	23,821	16,556	29,472
Total interest expense	$271,039	$203,024	$157,195

Note 19 — Income Taxes

The Company elected to be treated as a corporation, for tax purposes, effective January 1, 2018. The following table details the Company’s income tax expense (benefit):

	December 31,
	2024	2023	2022
	(In thousands)
Current tax expense (benefit):
Federal	$27,810	$13,631	$(90)
State	11,546	2,509	552
Total current tax expense	39,356	16,140	462
Deferred tax expense (benefit):
Federal	(8,396)	1,654	8,553
State	(3,035)	1,040	3,018
Total deferred tax expense (benefit)	(11,431)	2,694	11,571
Total income tax expense	$27,925	$18,834	$12,033

The following table contains a reconciliation of the Company’s provision for income taxes at the federal statutory tax rate to the provision for income taxes at the effective tax rate as of December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
Federal income tax provision at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	7.3	6.2	6.3
Permanent items	1.1	0.6	0.2
Federal true-ups	0.2	0.1	—
Tax credits	(0.2)	(0.3)	(0.3)
Change in unrecognized tax benefit	(0.1)	(2.3)	—
Other	(0.3)	(0.1)	—
Effective tax rate	29.0%	25.2%	27.2%

The changes in state income taxes and unrecognized tax benefit in the reconciliation are primarily due to changes in state apportionment and the related valuation impacts on taxes payable as well as the deferred tax asset in the prior year.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are presented below:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
REMIC book-tax basis difference	$9,220	$—
Lease liability	779	780
Stock compensation	834	1,779
Accrued bonus	144	—
Accrued vacation	521	386
Intangibles	1	3
REO	207	160
Deferred state taxes	510	374
Research and experimental expenditures capitalization	2,241	1,721
MSR valuation allowance	—	53
Derivative - OCI	294	427
Deferred revenue	1,053	1,038
Gross deferred tax assets	15,804	6,721
Deferred tax liabilities:
REMIC book-tax basis difference	—	(2,522)
Mark-to-market on loans	(172)	(36)
Right-of-use assets	(721)	(735)
Deferred origination costs	(108)	(63)
Property and equipment	(157)	(332)
MSR valuation allowance	(246)	—
Other	(788)	(694)
Gross deferred tax liabilities	(2,192)	(4,382)
Total net deferred tax asset	$13,612	$2,339

The Company’s main temporary difference is due to the difference between the U.S. income tax and U.S. GAAP treatment with respect to its REMIC securities. For tax purposes, the issuances are considered taxable sales, whereas, for U.S. GAAP purposes, the REMIC issuances are considered financings.

No Federal net operating loss (“NOL”) carryforwards were utilized to offset current U.S. federal taxable income in 2024, and $5.7 million were utilized to offset U.S. federal taxable income in 2023. No State NOL carryforwards were utilized to offset taxable income in 2024, and $2.5 million were utilized to offset taxable income in 2023. There were no additional NOL carryforwards after 2023.

The Company had no valuation allowance as of December 31, 2024 and 2023. Based on the Company’s estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and local jurisdictions, where applicable. As of December 31, 2024, the Company is no longer subject to U.S. tax examinations for years before 2021 and is no longer subject to state tax examinations for years before 2020.

The Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment.

The Company had gross unrecognized tax benefits in the amount of $0.3 million and $0.4 million recorded as of December 31, 2024 and 2023, respectively. If recognized, $0.3 million of the unrecognized tax benefits would affect the 2024 annual effective tax rate. Interest and penalties on unrecognized tax benefits were reported by the Company as a component of tax expense. The Company recorded interest and penalties in its Consolidated Statements of Income in the amount of $0.5 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively. Interest and penalties for the year ended December 31, 2024 was immaterial. As of December 31, 2024 and 2023, the accrued interest and penalties related to unrecognized tax benefits were $33.8 thousand and $32.9 thousand, respectively.

There are no positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date.

Detailed below is a reconciliation of the Company’s gross unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022, respectively:

	December 31,
	2024	2023	2022
	(In thousands)
Beginning balance	$390	$1,940	$1,911
Changes related to current year tax positions	61	93	68
Changes related to prior year tax positions	(33)	25	19
Decreases due to lapsed statutes of limitations	(113)	(1,668)	(58)
Ending balance	$305	$390	$1,940

Note 20 — Stock-Based Compensation

The Company’s Amended and Restated 2020 Omnibus Incentive Plan, or “the 2020 Plan”, authorizes grants of stock-based compensation instruments including but not limited to non-qualified stock options, restricted stock awards (“RSAs”) and performance stock unit awards (“PSUs”) to certain employees and non-employee directors of the Company, to purchase or issue up to 2,770,000 shares of the Company's common stock.

Expenses related to the stock-based compensation instruments and Employee Stock Purchase Plan (“ESPP”) are included in “Compensation and employee benefits” and “Other operating expenses” on the Consolidated Statements of Income.

Below are summaries of the recognized and unrecognized stock-based compensation expense by instrument for the periods indicated:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Recognized compensation expense:
Options	$205	$55	$1,017
RSAs	2,383	2,729	1,744
PSUs	2,839	912	379
ESPP	728	432	203
Total recognized compensation expense	$6,155	$4,128	$3,343

	December 31,
	2024	2023	2022
	(In thousands)
Unrecognized compensation expense:
Options	$1,363	$22	$52
RSAs	3,197	2,185	2,648
PSUs	2,508	1,544	920
ESPP	376	—	—
Total unrecognized compensation expense	$7,444	$3,751	$3,620
Weighted average period expected to be recognized (in years)
Options	2.6	2.7	0.2
RSAs	1.8	1.7	1.6

(a)
Stock Options

Stock option awards provide for the option to purchase the Company's common stock. The stock options generally vest ratably over a service period of three years from the date of the grant.

The Company uses the Black-Scholes option pricing model to value stock options in determining the stock-based compensation expense. The compensation expense is recognized over the three-year vesting period using the straight-line method. Forfeitures are recognized as they occur. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield was zero as the Company does not expect to pay dividends in the foreseeable future. Expected volatility is based on average historical volatilities of the Company’s common stock.

The following table presents the assumptions used in the option pricing model at the grant date for options granted during the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
Expected volatility	30.00% - 40.00%	28.00%	28.00%
Risk-free interest rate	4.60% - 5.33%	1.50%	1.50%
Expected term (in years)	10.0	10.0	10.0
Expected dividends	—	—	—

The table below summarizes stock option activity during the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
	($ in thousands, except per share amounts)
Number of shares:
Options outstanding at beginning of year	752,964	785,000	785,000
Granted	312,808	5,464	—
Exercised	—	(37,500)	—
Forfeited	—	—	—
Options outstanding at end of year	1,065,772	752,964	785,000
Options exercisable at end of year	749,321	747,500	523,333
Options expected to vest (1)	316,484	5,464	261,667
Weighted average exercise price per share:
Options outstanding at beginning of year	$12.88	$12.89	$12.89
Granted	18.27	11.68	—
Exercised	—	13.00	—
Options outstanding at end of year	$14.46	$12.88	$12.89
Options exercisable at end of year	12.88	12.89	12.89
Options expected to vest (1)	18.19	11.68	12.89
Aggregate Intrinsic value (2):
Options outstanding at end of year	$5,440	$3,269	$42
Options exercisable at end of year	5,002	3,239	28
Options expected to vest (1)	438	30	14
Weighted average remaining contractual life (in years):
Options outstanding at end of year	6.4	6.1	7.1
Options exercisable at end of year	5.1	6.1	7.1
Options expected to vest (1)	9.6	9.7	7.1
(1)
The number of options expected to vest reflects no expected forfeiture.
(2)
The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price.

No stock options were exercised during the years ended December 31, 2024 and 2022. During the year ended December 31, 2023, 37,500 shares were exercised at $13.00 per share, resulting in $0.5 million cash received.

(b)
RSAs

The fair value of RSAs is determined based on the fair market value of the Company’s common shares on the grant date. The estimated fair value of RSAs is amortized as an expense over the three-year requisite service period. The Company has elected to recognize forfeitures as they occur rather than estimating service-based forfeitures over the requisite service period.

The table below summarizes restricted stock award activity during the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024			2023			2022
	Employee	Non-Employee Director	Total	Employee	Non-Employee Director	Total	Employee	Non-Employee Director	Total
Number of shares:
Unvested at beginning of year	409,137	61,276	470,413	445,250	48,889	494,139	480,000	26,511	506,511
Granted	195,164	15,939	211,103	198,137	31,629	229,766	125,250	31,215	156,465
Vested	(248,796)	(29,785)	(278,581)	(234,250)	(19,242)	(253,492)	(160,000)	(8,837)	(168,837)
Unvested at end of year	355,505	47,430	402,935	409,137	61,276	470,413	445,250	48,889	494,139

Weighted average grant date fair value per share:
Unvested at beginning of year	$9.39	$9.31	$9.38	$8.61	$9.72	$8.72	$7.04	$10.75	$7.23
Granted	15.93	17.88	16.08	10.00	9.01	9.86	12.63	9.13	11.93
Vested	8.61	9.57	8.71	8.42	9.87	8.53	7.04	10.75	7.23
Unvested at end of year	$13.52	$12.03	$13.35	$9.39	$9.31	$9.38	$8.61	$9.72	$8.72
(c)
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

A summary of the PSU activity for the years ended December 31, 2024, 2023 and 2022 under the 2020 Omnibus Plan is presented below:

	December 31,
	2024			2023		2022
	Number of Shares		Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year, unvested	256,387	(1)	$11.05	102,750	$12.63	—	$—
Granted	157,994	(1)	15.86	153,637	10.00	102,750	12.63
Performance adjustment	102,750		12.63	—	—	—	—
Outstanding at end of year, unvested	517,131		$12.83	256,387	$11.05	102,750	$12.63

(1)
The number of PSUs are presented at 100% of the specified target shares.
(c)
ESPP

In July 2022, the Company initiated an ESPP which allows permitted eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation, subject to certain limitations. The purchase price of the shares under the ESPP equals 85% of the lower of the fair market value of the Company’s common stock on either the first or last trading day of each six-month offering period. As of December 31, 2024, a total of 415,727 shares have been issued under the ESPP with 174,595, 167,123 and 74,009 shares issued during the years ended December 31, 2024, 2023 and 2022, respectively.

Compensation expense for the ESPP is calculated as of the beginning of the offering period as the fair value of the employees’ purchase rights utilizing the Black-Scholes option valuation model and is recognized as a compensation expense over the offering period. The table below presents the fair value assumptions used for the periods indicated:

	December 31,
	2024	2023	2022
Expected volatility	28.80% - 67.54%	51.31%	49.93%
Risk-free interest rate	5.29% - 5.30%	5.45%	2.50%
Expected term (in years)	0.5	0.5	0.5
Grant date fair value per share	$15.79 - $18.06	$11.78	$11.31
Dividend yield	—	—	—
(d)
Treasury Stock

Treasury stock represent shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting or exercise of stock-based awards. During the years ended December 31, 2024, 2023 and 2022, shares withheld were 94,150, 87,765 and 33,647, respectively, at an average price of $16.46, $9.81 and $13.61 per share, respectively.
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

The following table presents the basic and diluted income per share calculations for the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
	(In thousands, except per share data)
Basic EPS:
Net income attributable to common shareholders	$68,419	$52,273	$32,211
Less undistributed earnings attributable to unvested restricted stock awards	834	753	491
Net earnings attributable to common shareholders	$67,585	$51,520	$31,720
Weighted average common shares outstanding	32,653	32,206	31,913
Basic earnings per common share	$2.07	$1.60	$0.99
Diluted EPS:
Net income attributable to common shareholders	$68,419	$52,273	$32,211
Weighted average common shares outstanding	32,653	32,206	31,913
Add dilutive effects for warrants	2,410	2,020	2,025
Add dilutive effects for stock options	215	14	5
Add dilutive effects of unvested restricted stock awards	179	173	188
Add dilutive effects of unvested performance-based stock units	302	71	—
Add dilutive effects of employee stock purchase plan	1	—	—
Weighted average diluted common shares outstanding	35,760	34,484	34,131
Diluted earnings per common share	$1.91	$1.52	$0.94

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive:

	December 31,
	2024(1)	2023	2022
	(In thousands)
Stock options	155	5	773
Unvested restricted stock awards	53	—	—
Unvested performance-based stock units	—	—	—
Employee stock purchase plan	54	—	—
Shares equivalents excluded from EPS	262	5	773
(1)
Weighted average.

Note 22 — Concentration of Risk

The Company originates and purchases loans secured by a broad spectrum of commercial property throughout the United States. As of December 31, 2024 and 2023, the geographic and property type concentrations of loans, by unpaid principal balance, were as follows:

	December 31,
	2024	2023
Geographic concentration:
California	21.0%	22.0%
New York	16.3	18.3
Florida	12.7	13.4
New Jersey	7.5	7.3
Texas	5.4	4.4
Other states (individually less than 5.0%)	37.1	34.6
Total	100.0%	100.0%

	December 31,
	2024	2023
Property type concentration:
Investor 1-4	52.5%	55.0%
Mixed use	11.1	11.7
Retail	8.8	8.4
Multifamily	7.3	7.8
Warehouse	6.6	6.5
Office	6.1	5.4
Other (individually less than 5.0%)	7.6	5.2
Total	100.0%	100.0%

As of December 31, 2024 and 2023, the Company held $68.0 million and $44.3 million, respectively, of real estate owned, net, with geographic concentrations as follows:

	December 31,
	2024	2023
Geographic concentration:
California	28.6%	17.5%
Texas	17.5	25.9
New York	16.2	17.0
Louisiana	6.7	—
Florida	6.1	11.4
Georgia	4.0	5.9
New Jersey	2.6	5.8
Other states (individually less than 5.0%)	18.3	16.5
Total	100.0%	100.0%

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase, actual loss experience, estimated future loss exposure and other relevant factors including economic conditions. As of December 31, 2024 and 2023, the balance of repurchase liability was $144 thousand and $66 thousand, respectively, and it is included in “Accounts payable and accrued expenses” in the Consolidated Balance Sheets.

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

The Company applied for ERC for the first three quarters’ wages paid in calendar year 2021. During the second quarter of 2023, the Company received approximately $4.2 million of ERC. Due to the subjectivity of the credit, the Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. Accordingly, the $4.2 million ERC, net of the third-party specialist fees of $0.6 million, are deferred until the uncertainty surrounding them is resolved. The net amount is included in “Accounts payable and accrued expenses” in the Consolidated Balance Sheets as of December 31, 2024 and 2023.

Note 24 — Retirement Plan

The Company maintains a qualified 401(k) retirement plan in accordance with the Internal Revenue Service code. Employees meeting certain eligibility requirements as detailed in the plan document may participate by deferring eligible compensation into the plan. The plan allows for discretionary employer matching contribution. For the years ended December 31, 2024, 2023 and 2022, the Company expensed $1.2 million, $1.0 million and $0.8 million, respectively. These amounts are included in “Compensation and employee benefits” on the Consolidated Statements of Income.

Note 25 — Other Operating Expenses

The following table presents the components of other operating expenses for the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
	(In thousands)
Travel, marketing and business development	$1,237	$872	$1,421
Data processing and telecommunications	3,624	3,175	3,022
Office expenses	1,265	1,180	1,160
Insurance, taxes, and licenses	1,793	1,851	2,301	(1)
Other	1,694	1,446	1,262	(1)
Total other operating expenses	$9,613	$8,524	$9,166
(1)
Certain accounts have been reclassified to origination expenses for the year ended December 31, 2022 to conform to current period presentation.

Note 26 — Warrants and Related Party Transactions

On April 7, 2020, the Company issued and sold in a private placement 45,000 newly issued shares of Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred”), at a price per share of $1,000, plus warrants (the “Warrants”) to purchase an aggregate of 3,013,125 shares of the Company’s common stock to funds affiliated with TruArc Partners (“TruArc”), formerly Snow Phipps, and a fund affiliated with Pacific Investment Management Company LLC (“TOBI”). TruArc and TOBI are considered affiliates and, therefore, are related parties to the Company. The awards were treated as equity awards at the date of issuance.

On October 8, 2021, the Company exercised its option to convert all of its 45,000 outstanding shares of Series A Convertible Preferred Stock into 11,688,310 shares of its common stock.

The Warrants are exercisable at the warrant holder’s option at any time and from time to time, in whole or in part, until April 7, 2025 at an exercise price of $2.96 per share of common stock, with respect to 2,008,749 of the Warrants, and at an exercise price of $4.94 per share of common stock, with respect to 1,004,375 of the Warrants. The exercise price and the number of shares of common stock issuable upon exercise of the Warrants are subject to customary anti-dilution adjustments and certain issuances of common stock (or securities convertible into or exercisable for common stock) at a price (or having a conversion or exercise price) that is less than the then current exercise price. The Company is not required to affect an exercise of Warrants, if after giving effect to the issuance of common stock upon exercise of such Warrants such warrant holder together with its affiliates would beneficially own 49% or more of the Company’s outstanding common stock. The Company’s related parties have not exercised any warrants as of December 31, 2024.

In the ordinary course of business, the Company sells held for sale loans, and issues securitized debt to various financial institutions and investors through a market bidding process. As a result of this process, the Company may sell held for sale loans and/or issue securitized debt to an affiliate. The Company sold $28.7 million and $188.4 million in UPB of loans to an affiliate during the years ended December 31, 2024 and 2022, respectively. No loans were sold to any affiliate during the year ended December 31, 2023. The Company issued $5.0 million of securitized debt to an affiliate during the year ended December 31, 2024. No securitized debt was issued to any affiliate during the years ended December 31, 2023 and 2022.

Note 27 — Fair Value Measurements

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

Loans Held for Investment at Amortized Cost and Loans Held for Investment at Fair Value

The Company uses a third-party loan valuation specialist to estimate the fair value of its nonperforming mortgage loans, a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company’s nonperforming mortgage loans are interest rates, market yield requirements, the probability of default, loss given default, voluntary prepayment speed and loss timing. The Company uses a third-party loan valuation model to estimate the fair value of its performing mortgage loans, a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company’s performing mortgage loans are discount rate, constant prepayment rate, constant default rate, and loss severity rate. Significant changes in any of those inputs in isolation could result in a significant change to the mortgage loans’ fair value measurement.

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

Real Estate Owned, Net (“REO”)

Real estate owned, net, is initially recorded at the property’s estimated fair value, based on appraisals or broker price opinions obtained, less estimated costs to sell at the acquisition date, a Level 3 measurement. From time to time, nonrecurring fair value adjustments are made to real estate owned, net, based on the current updated appraised value of the property, or management’s judgment and estimation of value based on recent market trends or negotiated sales prices with potential buyers.

Mortgage Servicing Rights

The Company determined the fair values based on a third-party valuation specialist using a model that calculates the present value of estimated future net servicing income, a Level 3 measurement.

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

Securitized Debt at Amortized Cost and Securitized Debt at Fair Value

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

Fair Value Disclosures

The following tables present information on assets and liabilities measured and recorded at fair value as of December 31, 2024 and 2023, by level, in the fair value hierarchy:

	Fair Value Measurements Using			Total at
December 31, 2024	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$11,884	$11,884
Real estate owned, net	—	—	68,000	68,000
Total nonrecurring fair value measurements	—	—	79,884	79,884
Recurring fair value measurements:
Loans held for investment, at fair value	—	—	2,766,951	2,766,951
Mortgage servicing rights	—	—	13,712	13,712
Total recurring fair value measurements	—	—	2,780,663	2,780,663
Total assets	$—	$—	$2,860,547	$2,860,547

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$2,207,408	$—	$2,207,408
Total recurring fair value measurements	—	2,207,408	—	2,207,408
Total liabilities	$—	$2,207,408	$—	$2,207,408

	Fair Value Measurements Using			Total at
December 31, 2023	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$8,475	$8,475
Real estate owned, net	—	—	44,268	44,268
Total nonrecurring fair value measurements	—	—	52,743	52,743
Recurring fair value measurements:
Loans held for sale, at fair value	—	17,590	—	17,590
Loans held for investment, at fair value	—	—	1,306,072	1,306,072
Mortgage servicing rights	—	—	8,578	8,578
Total recurring fair value measurements	—	17,590	1,314,650	1,332,240
Total assets	$—	$17,590	$1,367,393	$1,384,983

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$877,417	$—	$877,417
Derivative liabilities	—	3,665	—	3,665
Total recurring fair value measurements	—	881,082	—	881,082
Total liabilities	$—	$881,082	$—	$881,082

The following table presents the gain (loss) recognized on assets measured on a nonrecurring basis for the years indicated:

	December 31,
	2024	2023	2022
	(In thousands)
Real estate held for sale, net	$(6,121)	$(3,903)	$(363)
Individually evaluated loans requiring specific allowance, net	(55)	122	310
Total net loss	$(6,176)	$(3,781)	$(53)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets as of December 31, 2024 and 2023:

	December 31, 2024
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Input	Range	Weighted Average (1)
	($ in thousands)
Nonrecurring:
Individually evaluated loans requiring allowance, net	$11,884	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	68,000	Market comparables	Selling costs	8.0%	8.0%

Recurring:
Loans held for investment, at fair value	$2,766,951	Discounted cash flow	Discount rate	8.4%	8.4%
			Prepayment rate	0.0% to 30.0%	9.0%
			Default rate	0.1% to 2.8%	1.0%
			Loss severity rate	0% to 10.5%	1.0%
Mortgage servicing rights	13,712	Discounted cash flow	Discount rate	8.0%	8.0%
			Prepayment rate	2.2% to 11.7%	5.1%
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

The following is a roll-forward of loans held for investment that are measured at estimated fair value on a recurring basis for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Beginning balance	$1,306,072	$276,095	$1,359
Originations	1,817,600	1,079,811	267,278
Loans liquidated	(339,218)	(73,623)	(765)
Acquisition	14,990	—	—
Principal paydowns	(44,872)	(9,940)	(261)
Total unrealized gain included in net income	56,565	47,214	7,436
Loans transferred to held for sale	(32,515)	(25,783)	—
REO transfer	(13,223)	(777)	—
Loans repurchased	1,552	13,075	1,048
Ending balance	$2,766,951	$1,306,072	$276,095

The following is a roll-forward of loans held for sale that are measured at estimated fair value on a recurring basis for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Beginning balance	$17,590	$—	$—
Originations	23,554	38,036	31,328
Loans liquidated	(72,920)	(46,843)	(31,328)
Principal paydowns	(31)	(22)	—
Total unrealized gain (loss) included in net income	(708)	636	—
Loans transferred from held for investment	32,515	25,783	—
Ending balance	$—	$17,590	$—

The Company had no securitized debt measured at estimated fair value for the year ended December 31, 2022. The following is a roll-forward of securitized debt that are measured at estimated fair value on a recurring basis for the periods indicated:

	Year Ended December 31,
	2024	2023
	(In thousands)
Beginning balance	$877,417	$—
Additions	1,590,197	911,875
Paydowns and payoffs	(257,625)	(43,460)
Total unrealized (gain) loss included in net income	(2,581)	9,002
Ending balance	$2,207,408	$877,417

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value using a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of December 31, 2024 and 2023, financial assets and liabilities measured at fair value include loans held for investment at fair value, loans held for sale at fair value, mortgage servicing rights, derivative instruments, and securitized debt at fair value. Financial assets measured at the lower of cost or estimated fair value include certain individually evaluated loans held for investment and REO, which were measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $11.9 million and $8.5 million as of December 31, 2024 and 2023, respectively, net of specific allowance for credit losses of approximately $1.0 million for each of those years.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated. The estimated fair value of loans held for sale at fair value, loans held for investment at fair value, mortgage servicing rights, and securitized debt at fair value are also presented in Notes 5, 6, 11, and 17, respectively.

	December 31, 2024
	Carrying				Estimated
Asset Category	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Cash	$49,901	$49,901	$—	$—	$49,901
Restricted cash	20,929	20,929	—	—	20,929
Loans held for investment, at amortized cost	2,420,116	—	—	2,321,141	2,321,141
Loans held for investment, at fair value	2,766,951	—	—	2,766,951	2,766,951
Accrued interest receivables	35,235	35,235	—	—	35,235
Mortgage servicing rights	13,712	—	—	13,712	13,712

Liabilities:
Secured financing, net	$284,833	$—	$—	$287,970	$287,970
Warehouse and repurchase facilities, net	348,082	—	348,082	—	348,082
Securitized debt, at amortized cost	2,019,056	—	1,820,945	—	1,820,945
Securitized debt, at fair value	2,207,408	—	2,207,408	—	2,207,408
Accrued interest payable	28,028	28,028	—	—	28,028

	December 31, 2023
	Carrying				Estimated
Asset Category	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Cash	$40,566	$40,566	$—	$—	$40,566
Restricted cash	21,361	21,361	—	—	21,361
Loans held for sale, net	17,590	—	17,590	—	17,590
Loans held for investment, at amortized cost	2,828,123	—	—	2,672,705	2,672,705
Loans held for investment, at fair value	1,306,072	—	—	1,306,072	1,306,072
Accrued interest receivable	27,028	27,028	—	—	27,028
Mortgage servicing rights	8,578	—	—	8,578	8,578

Liabilities:
Secured financing, net	$211,083	$—	$—	$212,625	$212,625
Warehouse repurchase facilities, net	334,755	—	334,755	—	334,755
Securitized debt, at amortized cost	2,418,811	—	2,155,718	—	2,155,718
Securitized debt, at fair value	877,417		877,417	—	877,417
Derivative liability	3,665	—	3,665	—	3,665
Accrued interest payable	20,473	20,473	—	—	20,473

Note 28 — Select Quarterly Financial Data (Unaudited)

The following table sets forth the Company’s unaudited quarterly results for the periods indicated:

	Three Months Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
	(In thousands)
Interest income	$113,484	$105,070	$97,760	$90,529	$86,269	$79,088	$74,897	$70,521
Interest expense — portfolio related	68,484	63,871	59,188	55,675	51,405	47,583	45,451	42,029
Net interest income — portfolio related	45,000	41,199	38,572	34,854	34,864	31,505	29,446	28,492
Interest expense — corporate debt	6,143	6,143	6,155	5,380	4,140	4,138	4,139	4,139
Net interest income	38,857	35,056	32,417	29,474	30,724	27,367	25,307	24,353
Provision for (reversal of) credit losses	22	(69)	218	1,002	827	154	298	636
Net interest income after provision for (reversal of) credit losses	38,835	35,125	32,199	28,472	29,897	27,213	25,009	23,717
Other operating income (1)	32,330	20,732	22,561	25,775	21,670	17,360	14,037	12,843
Operating expenses (1)	39,127	34,613	34,887	31,011	29,260	27,334	22,222	21,803
Income before income taxes	32,038	21,244	19,873	23,236	22,307	17,239	16,824	14,757
Income tax expense	11,233	5,627	5,162	5,903	5,141	5,070	4,602	4,021
Net income	20,805	15,617	14,711	17,333	17,166	12,169	12,222	10,736
Net income (loss) attributable to noncontrolling interest	218	(186)	(67)	82	(189)	83	39	87
Net income attributable to Velocity Financial, Inc.	$20,587	$15,803	$14,778	$17,251	$17,355	$12,086	$12,183	$10,649
(1)
Certain accounts included in other operating expenses prior to June 30, 2023 have been reclassified to other operating income effective June 30, 2023.

Note 29 — Segment Information

The Company operates as a single reportable segment, conducting its business activities within the United States. The Company's chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis.

The CODM regularly reviews net income as presented on the Company’s Consolidated Statements of Income for purposes of assessing performance and making decisions about resource allocation. Items regularly reviewed by the CODM include those line items reported on the Company’s Consolidated Statements of Income, the most significant of which include net interest income, unrealized gain (loss) on fair value loans, unrealized gain (loss) on fair value securitized debt, origination fee income, and compensation and benefits. See Consolidated Statements of Income.

Note 30 — Subsequent Events

On March 5, 2025, the Company's Board and Audit Committee approved an extension of the warrant exercise date from April 7, 2025 to May 7, 2025. The extension was approved in order to grant the holders of the warrants additional time to comply with the requirements under the Hart-Scott-Rodino anti-trust rules and regulations.

The Company has evaluated events that have occurred subsequent to December 31, 2024, and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VELOCITY FINANCIAL, INC.

Date: March 6, 2025	By:	/s/ Christopher D. Farrar
	Name:	Christopher D. Farrar
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher D. Farrar	Chief Executive Officer and Director	March 6, 2025
Christopher D. Farrar	(Principal Executive Officer)

/s/ Mark R. Szczepaniak	Chief Financial Officer	March 6, 2025
Mark R. Szczepaniak	(Principal Financial Officer)

/s/ Fiona L. Tam	Chief Accounting Officer	March 6, 2025
Fiona L. Tam	(Principal Accounting Officer)

/s/ Alan H. Mantel	Chair of the Board of Directors	March 6, 2025
Alan H. Mantel

/s/ Michael W. Chiao	Director	March 6, 2025
Michael W. Chiao

/s/ John P. Pitstick	Director	March 6, 2025
John P. Pitstick

/s/ John A. Pless	Director	March 6, 2025
John A. Pless

/s/ Joy L. Schaefer	Director	March 6, 2025
Joy L. Schaefer

/s/ Dorika M. Beckett	Director	March 6, 2025
Dorika M. Beckett

/s/ Omar Maasarani	Director	March 6, 2025
Omar Maasarani