Form 10-Q
period 2025-03-31
Velocity Financial, Inc.
filed 2025-05-01
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the registrant had 36,491,520 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$51,676	$49,901
Restricted cash	22,785	20,929
Loans held for sale, at fair value	5,008	—
Loans held for investment, at amortized cost (net of allowance for credit losses of $5,017 and $4,174 as of March 31, 2025 and December 31, 2024, respectively)	2,322,009	2,420,116
Loans held for investment, at fair value	3,287,188	2,766,951
Total loans, net	5,614,205	5,187,067
Accrued interest receivables	38,460	35,235
Receivables due from servicers	120,016	123,494
Other receivables	3,599	1,359
Real estate owned, net	83,444	68,000
Property and equipment, net	1,592	1,650
Deferred tax asset	11,051	13,612
Mortgage servicing rights, at fair value	12,631	13,712
Goodwill	6,775	6,775
Other assets	5,296	5,674
Total assets	$5,971,530	$5,527,408

LIABILITIES
Accounts payable and accrued expenses	$153,475	$147,814
Secured financing, net	285,294	284,833
Securitized debt, at amortized cost	1,935,746	2,019,056
Securitized debt, at fair value	2,459,767	2,207,408
Warehouse and repurchase facilities, net	570,025	348,082
Derivative liability	1,004	—
Total liabilities	5,405,311	5,007,193
Commitments and contingencies
EQUITY
Common stock ($0.01 par value, 100,000,000 shares authorized; 35,715,905 and 33,761,147 shares issued, 35,384,747 and 33,545,585 shares outstanding as of March 31, 2025 and December 31, 2024, respectively)	359	339
Additional paid-in capital	353,446	322,954
Retained earnings	216,212	197,325
Treasury stock, at cost (331,158 and 215,562 common shares as of March 31, 2025 and December 31, 2024, respectively)	(5,031)	(2,869)
Accumulated other comprehensive loss	(1,799)	(805)
Total Velocity Financial, Inc. stockholders' equity	563,187	516,944
Noncontrolling interest in subsidiary	3,032	3,271
Total equity	566,219	520,215
Total liabilities and equity	$5,971,530	$5,527,408

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

The following table represents the assets and liabilities of consolidated variable interest entities as follows:

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Restricted cash	$8,679	$9,847
Loans held for investment, at amortized cost	2,300,612	2,395,394
Loans held for investment, at fair value	2,507,591	2,264,641
Accrued interest and other receivables	143,884	145,891
Real estate owned, net	74,483	57,838
Deferred tax asset	382	272
Total assets	$5,035,631	$4,873,883

LIABILITIES
Accounts payable and accrued expenses	$101,662	$96,895
Securitized debt	4,395,513	4,226,464
Total liabilities	$4,497,175	$4,323,359

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Interest income	$118,740	$90,529
Interest expense — portfolio related	75,088	55,675
Net interest income — portfolio related	43,652	34,854
Interest expense — corporate debt	6,142	5,380
Net interest income	37,510	29,474
Provision for credit losses	1,872	1,002
Net interest income after provision for credit losses	35,638	28,472
Other operating income
Gain on disposition of loans	2,834	1,699
Unrealized gain on fair value loans	34,836	18,925
Unrealized loss on fair value securitized debt	(13,682)	(2,318)
Unrealized gain (loss) on mortgage servicing rights	(1,081)	444
Origination fee income	8,679	4,986
Interest income on cash balance	1,339	1,631
Other income	521	408
Total other operating income	33,446	25,775
Operating expenses
Compensation and employee benefits	21,684	15,357
Origination expenses	838	646
Securitization expenses	4,043	2,874
Loan servicing	8,008	4,824
Professional fees	1,783	2,115
Rent and occupancy	275	498
Real estate owned, net	3,029	2,455
Other operating expenses	2,530	2,242
Total operating expenses	42,190	31,011
Income before income taxes	26,894	23,236
Income tax expense
Federal	5,850	4,162
State	2,396	1,741
Total income tax expense	8,246	5,903
Net income	18,648	17,333
Net income (loss) attributable to noncontrolling interest	(239)	82
Net income attributable to Velocity Financial, Inc.	$18,887	$17,251
Less undistributed earnings attributable to unvested restricted stock awards	233	217
Net earnings attributable to common stockholders	$18,654	$17,034
Earnings per common share
Basic	$0.55	$0.52
Diluted	$0.51	$0.49
Weighted average common shares outstanding
Basic	33,687	32,541
Diluted	36,811	35,439

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income attributable to Velocity Financial, Inc.	$18,887	$17,251
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on cash flow hedges arising during the period	(1,056)	1,891
Reclassification adjustments included in net income	62	113
Total other comprehensive income (loss), net of tax	(994)	2,004
Total comprehensive income attributable to Velocity Financial, Inc.	$17,893	$19,255

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands, except share data)

(Unaudited)

	Common Stock - Number of Shares			Shareholders' Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance – December 31, 2023	32,987,248	(121,412)	32,865,836	$331	$306,736	$128,906	$(1,319)	$(1,210)	$433,444	$3,429	$436,873
Issuance of common stock	9,537	—	9,537	3	152	—	—	—	155	—	155
Shares surrendered for tax withholding on vested awards	—	(79,258)	(79,258)	—	—	—	(1,284)	—	(1,284)	—	(1,284)
Restricted stock awarded and stock-based compensation expenses	189,679	—	189,679	—	1,371	—	—	—	1,371	—	1,371
Net income	—	—	—	—	—	17,251	—	—	17,251	82	17,333
Other comprehensive income	—	—	—	—	—	—	—	2,004	2,004	—	2,004
Balance – March 31, 2024	33,186,464	(200,670)	32,985,794	$334	$308,259	$146,157	$(2,603)	$794	$452,941	$3,511	$456,452

Balance – December 31, 2024	33,761,147	(215,562)	33,545,585	$339	$322,954	$197,325	$(2,869)	$(805)	$516,944	$3,271	$520,215
Issuance of common stock	1,569,255	—	1,569,255	20	28,522	—	—	—	28,542	—	28,542
Shares surrendered for tax withholding on vested awards	—	(115,596)	(115,596)	—	—	—	(2,162)	—	(2,162)	—	(2,162)
Restricted stock awarded and stock-based compensation expenses	385,503	—	385,503	—	1,970	—	—	—	1,970	—	1,970
Net income (loss)	—	—	—	—	—	18,887	—	—	18,887	(239)	18,648
Other comprehensive loss	—	—	—	—	—	—	—	(994)	(994)	—	(994)
Balance – March 31, 2025	35,715,905	(331,158)	35,384,747	$359	$353,446	$216,212	$(5,031)	$(1,799)	$563,187	$3,032	$566,219

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net income	$18,648	$17,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138	182
Amortization of right-of-use assets	469	344
Provision for credit losses	1,872	1,002
Origination of loans held for sale	(4,886)	—
Net accretion of discount on purchased loans and amortization of deferred loan origination costs	954	1,082
Provision for (reversal of) uncollectible borrower advances	627	(4)
Gain on disposition of loans	—	(539)
Real estate acquired through foreclosure in excess of recorded investment	(2,834)	(1,160)
Amortization of debt issuance discount and costs	2,894	3,284
Change in valuation of real estate owned	2,073	1,722
Change in valuation of fair value loans	(34,836)	(18,925)
Change in valuation of mortgage servicing rights	1,081	(444)
Change in valuation of fair value securitized debt	13,682	2,318
Gain on sale of real estate owned	(300)	(286)
Stock-based compensation	1,970	1,371
Hedging activities	(1,552)	675
Deferred tax expense	2,963	480
Change in operating assets and liabilities:
Accrued interest and other receivables	(5,004)	407
Other assets	430	(921)
Accounts payable and accrued expenses	5,147	2,660
Net cash provided by operating activities	3,536	10,581
Cash flows from investing activities:
Purchase of loans held for investment	—	(11,591)
Origination of loans held for investment	(635,537)	(378,671)
Proceeds from sales of loans originally classified as held for investment	—	15,072
Payoffs of loans held for investment and loans at fair value	228,322	158,549
Proceeds from sale of real estate owned	8,019	5,741
Capitalized improvement on real estate held for sale	(19)	—
Change in advances	(1,859)	(1,503)
Change in impounds and deposits	(259)	(640)
Purchase of property and equipment	(80)	(41)
Proceeds from sale of property and equipment	—	640
Net cash used in investing activities	(401,413)	(212,444)
Cash flows from financing activities:
Warehouse repurchase facilities advances	819,529	329,011
Warehouse repurchase facilities repayments	(597,740)	(303,686)
Proceeds from secured financing	—	74,311
Proceeds of securitized debt, net	415,680	229,368
Repayment of securitized debt	(262,319)	(126,568)
Debt issuance costs	(253)	(2,326)
Proceeds from issuance of common stocks, net	28,797	155
Tax withholding related to vesting of equity awards	(2,162)	(1,284)
Deferred stock issuance costs	(24)	—
Net cash provided by financing activities	401,508	198,981
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,631	(2,882)
Cash, cash equivalents, and restricted cash at beginning of period	70,830	61,927
Cash, cash equivalents, and restricted cash at end of period	$74,461	$59,045

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three Months Ended March 31,
	2025	2024
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for interest	$78,344	$58,917
Cash paid during the period for income taxes, net	771	17
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to real estate owned	22,384	8,029
Transfer of accrued interest to loans held for investment	699	219
Transfer of loans held for sale to held for investment	—	2,481
Recognition of new leases in exchange for lease obligations	814	—
Deferred stock issuance costs charged against additional paid-in capital	255	1

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Organization and Description of Business

Velocity Financial, LLC (“VF” or “the Company”) was a Delaware limited liability company formed on July 9, 2012, for the purpose of acquiring all membership units in Velocity Commercial Capital, LLC (“VCC”). On January 16, 2020, Velocity Financial, LLC converted from a Delaware limited liability company to a Delaware corporation and changed its name to Velocity Financial, Inc. Upon completion of the conversion, Velocity Financial, LLC’s Class A equity units of 97,513,533 and Class D equity units of 60,193,989 were converted to 11,749,994 shares of Velocity Financial, Inc. common stock. On January 22, 2020, the Company completed its initial public offering of 7,250,000 shares of common stock at a price of $13.00 per share to the public. On January 28, 2020, the Company completed the sale of an additional 1,087,500 shares of its common stock, representing the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. The Company’s stock trades on The New York Stock Exchange under the symbol “VEL.”

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2017-2 Trust through and including the 2025-1 Trust, all of which are New York common law trusts, with the exception of the VCC 2022-MC1 Trust, and VCC 2023-RTL1 Trust which are Delaware statutory trusts. The Trusts are bankruptcy remote, variable interest entities (“VIEs”) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed Government National Mortgage Association (“Ginnie Mae” or “GNMA”) issuer/servicer that provides government-insured Federal Housing Administration (“FHA”) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century is a consolidated subsidiary of the Company as of completion of the acquisition. In addition, as a servicer of Ginnie Mae loans, Century is required to maintain a minimum net worth, and Century is in compliance with this requirement as of March 31, 2025.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2025 and 2024 have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

(b)
Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies, of its audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (“SEC”).

There have been no material changes to the Company’s significant accounting policies as described in its 2024 Annual Report.

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

The consolidated financial statements as of March 31, 2025 and December 31, 2024 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs.

(d)
Fair Value Option Accounting

The Company elected to apply fair value option (“FVO”) accounting to mortgage loans originated effective October 1, 2022. The fair value option loans are presented as a separate line item in the Consolidated Balance Sheets. Interest income on FVO loans is recorded on an accrual basis in the Consolidated Statements of Income under the heading “Interest income.” Changes in the fair value of the loans are recorded as “Unrealized gain (loss) on fair value of loans” in the Consolidated Statements of Income. The Company does not record a current expected credit loss (“CECL”) reserve on fair value option loans.

The Company elected to apply FVO accounting to securitized debt issued effective January 1, 2023 when the underlying collateral is also carried at fair value. The FVO securitized debt is presented as a separate line item in the Consolidated Balance Sheets. The Company reflects interest expense on the FVO securitized debt as “Interest expense – portfolio related” and presents the other fair value changes of the FVO securitized debt separately as “Unrealized gain (loss) on fair value securitized debt” in the Consolidated Statements of Income.

(e)
Derivative Instruments and Hedge Accounting

The Company issues fixed rate debt at regular intervals during the year through the securitization of its fixed rate mortgage assets. The Company is subject to interest rate risk on its forecasted debt issuances as these fixed rate debt issuances are priced at then-current market rates. The Company’s risk management objective is to hedge the risk of variability in its interest payment cash flows attributable to changes in the benchmark Secured Overnight Financing Rate (“SOFR”) between the time the fixed rate mortgages are originated and the fixed rate debt is issued. To accomplish this hedging strategy, the Company may from time to time enter into derivative instruments such as forward starting payer interest rate swaps or interest rate payer and receiver swaptions designated as cash flow hedges that are designed to be highly correlated to the underlying terms of the forecasted debt instruments. To qualify for hedge accounting, the Company formally documents its hedging relationships at inception, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. The Company also formally assesses effectiveness both at the hedge's inception and on an ongoing basis.

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

Note 3 — Current Accounting Developments

Recently Issued Accounting Standards

Debt with Conversion and Other Options

In November 2024, the FASB issued ASU 2024-04, “Debt - Debt With Conversion and Other Options (Subtopic 220-40),” which clarifies requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion rather than as debt extinguishments. The accounting update is effective January 1, 2026 for the Company. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Expense Disaggregation

In January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income (Subtopic 220-40) Expense Disaggregation Disclosures,” clarifies for non-calendar year end entities the interim effective date of ASU 2024-03. All public business entities are required to adopt the guidance in the annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income (Subtopic 220-40) Expense Disaggregation Disclosures,” which requires specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively will need to be disclosed. The accounting update is effective January 1, 2027 for the Company. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standards

Liabilities of Crypto-Assets

In March 2025, the FASB issued ASU 2025-02, “Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122,” which rescinds the interpretive guidance in Staff Accounting Bulletin No. 121 regarding the accounting for obligations to safeguard crypto-assets that an entity holds for platform users. The amendments in this ASU were effective immediately and on a fully retrospective basis to annual periods beginning after December 15, 2024. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Codification Improvements

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements—Amendments to Remove References to the Concepts Statements,” which amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. ASU 2024-02 is effective January 1, 2025, for the Company. The Company adopted the provisions of ASU 2024-02 effective January 1, 2025, and the adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

Compensation

In March 2024, the FASB issued ASU 2024-01, “Compensation— Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards,” clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 - Compensation - Stock Compensation or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or non-employees in exchange for goods or services. ASU 2024-01 is effective January 1, 2025, for the Company. The Company adopted the provisions of ASU 2024-01 effective January 1, 2025, and the adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 240): Improvements to Income Tax Disclosures,” which requires additional disclosure and disaggregated information in the Income Tax Rate reconciliation using both percentages and reporting currency amounts, with additional qualitative explanations of individually significant reconciling items. The updated guidance also requires disclosure of the amount of income taxes paid (net of refunds received) disaggregated by jurisdictional categories (federal (national), state, and foreign). The Company adopted the provisions of ASU 2023-09 effective January 1, 2025, and the adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. In accordance with various mortgage servicing and related agreements, Century maintains escrow accounts for mortgage insurance premium, tax and insurance, working capital, sinking fund and other mortgage related escrows. The total escrow balances payable amounted to $85.5 million and $86.7 million as of March 31, 2025 and 2024, respectively. These amounts are not reflected on the Consolidated Balance Sheets of the Company.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash and cash equivalents	$51,676	$34,829
Restricted cash	22,785	24,216
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$74,461	$59,045

Note 5 — Loans Held for Sale at Fair Value

The following table summarizes loans held for sale at fair value as of March 31, 2025 and December 31, 2024:

Loans Held for Sale, at Fair Value:	March 31, 2025	December 31, 2024
	(In thousands)
Unpaid principal balance	$4,886	$—
Valuation adjustments on FVO loans held for sale	122	—
Ending balance	$5,008	$—

Note 6 — Loans Held for Investment at Amortized Cost and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Loans Held for Investment, at Amortized Cost	Loans Held for Investment, at Fair Value	Total Loans Held for Investment
	(In thousands)
Unpaid principal balance	$2,304,587	$3,140,428	$5,445,015
Valuation adjustments on FVO loans	—	146,760	146,760
Deferred loan origination costs	22,439	—	22,439
	2,327,026	3,287,188	5,614,214
Allowance for credit losses	(5,017)	—	(5,017)
Total loans held for investment	$2,322,009	$3,287,188	$5,609,197

	December 31, 2024
	Loans Held for Investment, at Amortized Cost	Loans Held for Investment, at Fair Value	Total Loans Held for Investment
	(In thousands)
Unpaid principal balance	$2,400,720	$2,655,217	$5,055,937
Valuation adjustments on FVO loans	—	111,734	111,734
Deferred loan origination costs	23,570	—	23,570
	2,424,290	2,766,951	5,191,241
Allowance for credit losses	(4,174)	—	(4,174)
Total loans held for investment	$2,420,116	$2,766,951	$5,187,067

The following tables summarize the Unpaid Principal Balance (“UPB”) and amortized cost basis of loans in the Company's COVID-19 forbearance program for the three months ended March 31, 2025 and the year ended December 31, 2024:

	Three Months Ended March 31, 2025
	UPB	%	Amortized Cost	%
	($ in thousands)
Beginning balance	$142,827		$144,247
Foreclosures	(744)		(752)
Repayments	(5,941)		(6,030)
Ending balance	$136,142		$137,465

Performing/Accruing	$99,448	73.0%	$100,408	73.0%

Nonperforming/Nonaccrual	$36,694	27.0%	$37,057	27.0%

	Year Ended December 31, 2024
	UPB	%	Amortized Cost	%
	($ in thousands)
Beginning balance	$174,571		$176,515
Foreclosures	(5,292)		(5,416)
Repayments	(26,452)		(26,852)
Ending balance	$142,827		$144,247

Performing/Accruing	$102,769	72.0%	$103,790	72.0%

Nonperforming/Nonaccrual	$40,058	28.0%	$40,457	28.0%

Since April 1, 2020, the inception of the COVID-19 forbearance program, the Company has modified $413.6 million in UPB of loans, which includes capitalized interest of $15.5 million. As of March 31, 2025, $274.9 million in UPB of modified loans has been paid down, which includes $6.5 million of capitalized interest received.

Approximately 73.0% and 72.0% of the COVID forbearance loans in UPB were performing, and 27.0% and 28.0% were on nonaccrual status as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025 and December 31, 2024, the gross unpaid principal balances of loans held for investment pledged as collateral for the Company’s warehouse facilities and securitized debt issued were as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
The 2013 repurchase agreement	$243,152	$133,577
The 2021/2024 repurchase agreements	221,369	148,676
The 2021 term repurchase agreement	100,622	74,324
The 2023 repurchase agreement	103,221	42,613
The 2024 bank credit agreement	52,464	23,330
Total pledged loans	$720,828	$422,520

2017-2 Trust	$37,715	$39,231
2018-1 Trust	26,892	28,564
2018-2 Trust	59,260	62,845
2019-1 Trust	65,774	71,521
2019-2 Trust	49,227	52,417
2019-3 Trust	49,166	52,177
2020-1 Trust	94,390	98,858
2021-1 Trust	156,984	162,750
2021-2 Trust	126,698	130,363
2021-3 Trust	133,911	136,891
2021-4 Trust	210,538	219,907
2022-1 Trust	215,826	222,909
2022-2 Trust	195,006	201,363
2022-MC1 Trust	57,283	58,133
2022-3 Trust	243,444	253,621
2022-4 Trust	247,792	254,668
2022-5 Trust	177,873	187,078
2023-1 Trust	174,100	180,941
2023-2 Trust	149,189	165,155
2023-3 Trust	187,286	200,943
2023-RTL1 Trust	67,256	85,530
2023-4 Trust	173,773	185,013
2024-1 Trust	169,770	188,638
2024-2 Trust	250,069	271,542
2024-3 Trust	196,175	198,640
2024-4 Trust	237,549	248,788
2024-5 Trust	287,824	293,881
2024-6 Trust	291,344	299,216
2025-1 Trust	350,700	—
Total	$4,682,814	$4,551,583

(a)
Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment, excluding loans carried at fair value, that were nonperforming and on nonaccrual status as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Total Nonaccrual	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Allowance for Loans Individually Evaluated
	(In thousands)
Commercial - Purchase	$33,954	$32,958	$996	$85
Commercial - Refinance	96,686	90,394	6,292	1,105
Residential 1-4 Unit - Purchase	29,358	29,358	—	—
Residential 1-4 Unit - Refinance	115,903	110,962	4,941	193
Short Term 1-4 Unit - Purchase	2,595	2,595	—	—
Short Term 1-4 Unit - Refinance	17,465	17,327	138	46
Total	$295,961	$283,594	$12,367	$1,429

	December 31, 2024
	Total Nonaccrual	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Allowance for Loans Individually Evaluated
	(In thousands)
Commercial - Purchase	$33,290	$32,294	$996	$85
Commercial - Refinance	99,683	96,155	3,528	421
Residential 1-4 Unit - Purchase	29,573	29,573	—	—
Residential 1-4 Unit - Refinance	122,439	114,265	8,174	450
Short Term 1-4 Unit - Purchase	4,754	4,754	—	—
Short Term 1-4 Unit - Refinance	23,556	23,341	215	73
Total	$313,295	$300,382	$12,913	$1,029

The Company has made the accounting policy election not to measure an allowance for accrued interest receivables. The Company has also made the accounting policy election to write off accrued interest receivables by reversing interest income when loans are placed on nonaccrual status, or 90 days or more past due. Any future payments received for these loans will be recognized on a cash basis.

The following table presents the amortized cost basis in loans held for investment, excluding loans held for investment at fair value, as of March 31, 2025 and 2024, and the amount of accrued interest receivable written off by reversing interest income by portfolio segment of loans that have been placed on nonaccrual for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
	(In thousands)
Commercial - Purchase	$548,796	$264	$613,661	$136
Commercial - Refinance	687,917	278	779,302	545
Residential 1-4 Unit - Purchase	400,778	141	495,611	264
Residential 1-4 Unit - Refinance	636,983	275	774,982	305
Short Term 1-4 Unit - Purchase	30,602	80	33,254	30
Short Term 1-4 Unit - Refinance	21,950	—	35,975	31
Total	$2,327,026	$1,038	$2,732,785	$1,311

The cash basis interest income recognized on nonaccrual loans, including loans held for investment at fair value, was $8.5 million and $7.3 million for the three months ended March 31, 2025 and 2024, respectively. No accrued interest income was recognized on nonaccrual loans for the three months ended March 31, 2025 and 2024. The average recorded investment of individually evaluated loans, computed using month-end balances, was $300.6 million and $325.0 million for the three months ended March 31, 2025 and 2024, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified as of March 31, 2025 and 2024.

(b)
Allowance for Credit Losses

The following tables present the activity in the allowance for credit losses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance - January 1, 2025	$662	$1,399	$746	$1,281	$12	$74	$4,174
Provision for (reversal of) credit losses	(7)	848	271	640	33	87	1,872
Charge-offs	—	(118)	(177)	(624)	(7)	(103)	(1,029)
Ending balance	$655	$2,129	$840	$1,297	$38	$58	$5,017

Allowance related to:
Loans individually evaluated	$85	$1,105	$—	$193	$—	$46	$1,429
Loans collectively evaluated	$570	$1,024	$840	$1,104	$38	$13	$3,589
Amortized cost related to:
Loans individually evaluated	$33,954	$96,686	$29,358	$115,903	$2,595	$17,465	$295,961
Loans collectively evaluated	$514,842	$591,231	$371,420	$521,080	$28,007	$4,485	$2,031,065

	Three Months Ended March 31, 2024
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance - January 1, 2024	$935	$1,805	$585	$1,256	$23	$165	$4,769
Provision for (reversal of) credit losses	(74)	91	684	120	93	88	1,002
Charge-offs	—	(2)	(296)	(107)	(99)	—	(504)
Ending balance	$861	$1,894	$973	$1,269	$17	$253	$5,267

Allowance related to:
Loans individually evaluated	$130	$642	$185	$253	$—	$221	$1,431
Loans collectively evaluated	$731	$1,252	$788	$1,016	$17	$32	$3,836
Amortized cost related to:
Loans individually evaluated	$28,127	$97,571	$38,090	$130,052	$5,584	$28,140	$327,564
Loans collectively evaluated	$585,534	$681,731	$457,521	$644,930	$27,670	$7,835	$2,405,221

(c)
Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-offs rate in relation to its nonperforming loans as a credit quality indicator. The annualized charge-offs rates were 1.38% and 0.63% of average nonperforming loans for the three months ended March 31, 2025 and 2024, respectively.

Other credit quality indicators include aging status and accrual status. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. Past due status is based on the contractual terms of the loan. The following tables present the aging status of the amortized cost basis in the loans held for investment portfolio, which include $137.5 million and $144.2 million loans in the Company’s COVID-19 forbearance program, excluding loans held for investment at fair value, as of March 31, 2025 and December 31, 2024, respectively:

March 31, 2025	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated
Commercial - Purchase	$1,666	$1,021	$31,267	$33,954	$—	$33,954
Commercial - Refinance	4,246	3,751	88,689	96,686	—	96,686
Residential 1-4 Unit - Purchase	105	2,972	26,281	29,358	—	29,358
Residential 1-4 Unit - Refinance	3,528	1,749	110,626	115,903	—	115,903
Short Term 1-4 Unit - Purchase	—	—	2,595	2,595	—	2,595
Short Term 1-4 Unit - Refinance	—	—	17,465	17,465	—	17,465
Total loans individually evaluated	$9,545	$9,493	$276,923	$295,961	$—	$295,961
Loans collectively evaluated
Commercial - Purchase	$25,245	$8,648	$—	$33,893	$480,949	$514,842
Commercial - Refinance	34,802	14,938	—	49,740	541,491	591,231
Residential 1-4 Unit - Purchase	17,269	5,898	—	23,167	348,253	371,420
Residential 1-4 Unit - Refinance	26,126	15,226	—	41,352	479,728	521,080
Short Term 1-4 Unit - Purchase	—	—	—	—	28,007	28,007
Short Term 1-4 Unit - Refinance	—	—	—	—	4,485	4,485
Total loans collectively evaluated	$103,442	$44,710	$—	$148,152	$1,882,913	$2,031,065
Ending balance	$112,987	$54,203	$276,923	$444,113	$1,882,913	$2,327,026
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

December 31, 2024	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated
Commercial - Purchase	$387	$555	$32,348	$33,290	$—	$33,290
Commercial - Refinance	3,903	3,326	92,454	99,683	—	99,683
Residential 1-4 Unit - Purchase	606	957	28,010	29,573	—	29,573
Residential 1-4 Unit - Refinance	4,784	708	116,947	122,439	—	122,439
Short Term 1-4 Unit - Purchase	—	—	4,754	4,754	—	4,754
Short Term 1-4 Unit - Refinance	—	203	23,353	23,556	—	23,556
Total loans individually evaluated	$9,680	$5,749	$297,866	$313,295	$—	$313,295
Loans collectively evaluated
Commercial - Purchase	$19,633	$12,027	$—	$31,660	$500,865	$532,525
Commercial - Refinance	37,480	12,132	—	49,612	565,675	615,287
Residential 1-4 Unit - Purchase	16,040	7,479	—	23,519	367,015	390,534
Residential 1-4 Unit - Refinance	32,398	14,302	—	46,700	499,730	546,430
Short Term 1-4 Unit - Purchase	10,073	—	—	10,073	15,989	26,062
Short Term 1-4 Unit - Refinance	—	—	—	—	157	157
Total loans collectively evaluated	$115,624	$45,940	$—	$161,564	$1,949,431	$2,110,995
Ending balance	$125,304	$51,689	$297,866	$474,859	$1,949,431	$2,424,290
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of March 31, 2025 and December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
March 31, 2025:	2022	2021	2020	2019	Prior	Total
	(In thousands)
Commercial - Purchase
Payment performance
Performing	$217,595	$201,152	$23,848	$32,344	$39,903	$514,842
Nonperforming	11,305	11,085	4,990	4,723	1,851	33,954
Total Commercial - Purchase	$228,900	$212,237	$28,838	$37,067	$41,754	$548,796

Commercial - Refinance
Payment performance
Performing	$199,926	$162,099	$40,187	$74,561	$114,458	$591,231
Nonperforming	27,591	20,957	3,970	15,836	28,332	96,686
Total Commercial - Refinance	$227,517	$183,056	$44,157	$90,397	$142,790	$687,917

Residential 1-4 Unit - Purchase
Payment performance
Performing	$165,196	$159,072	$8,034	$17,078	$22,040	$371,420
Nonperforming	10,245	10,761	1,701	657	5,994	29,358
Total Residential 1-4 Unit - Purchase	$175,441	$169,833	$9,735	$17,735	$28,034	$400,778

Residential 1-4 Unit - Refinance
Payment performance
Performing	$212,846	$198,025	$15,662	$44,014	$50,533	$521,080
Nonperforming	45,313	31,433	7,461	14,989	16,707	115,903
Total Residential 1-4 Unit - Refinance	$258,159	$229,458	$23,123	$59,003	$67,240	$636,983

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$2,119	$—	$19,443	$6,445	$—	$28,007
Nonperforming	2,012	—	583	—	—	2,595
Total Short Term 1-4 Unit - Purchase	$4,131	$—	$20,026	$6,445	$—	$30,602

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$4,485	$—	$—	$—	$—	$4,485
Nonperforming	3,019	—	2,011	8,700	3,735	17,465
Total Short Term 1-4 Unit - Refinance	$7,504	$—	$2,011	$8,700	$3,735	$21,950

Total Portfolio	$901,652	$794,584	$127,890	$219,347	$283,553	$2,327,026

Gross charge-offs - quarter-ended March 31, 2025	$566	$241	$28	$75	$119	$1,029

Gross charge-offs - year-to-date March 31, 2025	$566	$241	$28	$75	$119	$1,029

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2024	2022	2021	2020	2019	Prior	Total
	(In thousands)
Commercial - Purchase
Payment performance
Performing	$223,564	$210,742	$24,253	$33,505	$40,461	$532,525
Nonperforming	13,046	6,524	4,994	5,758	2,968	33,290
Total Commercial - Purchase	$236,610	$217,266	$29,247	$39,263	$43,429	$565,815

Commercial - Refinance
Payment performance
Performing	$207,766	$167,568	$40,772	$76,886	$122,295	$615,287
Nonperforming	26,624	19,172	4,305	18,708	30,874	99,683
Total Commercial - Refinance	$234,390	$186,740	$45,077	$95,594	$153,169	$714,970

Residential 1-4 Unit - Purchase
Payment performance
Performing	$173,252	$167,804	$8,166	$17,740	$23,572	$390,534
Nonperforming	9,724	12,384	1,704	657	5,104	29,573
Total Residential 1-4 Unit - Purchase	$182,976	$180,188	$9,870	$18,397	$28,676	$420,107

Residential 1-4 Unit - Refinance
Payment performance
Performing	$226,187	$201,247	$16,116	$46,487	$56,393	$546,430
Nonperforming	46,873	34,974	7,560	15,176	17,856	122,439
Total Residential 1-4 Unit - Refinance	$273,060	$236,221	$23,676	$61,663	$74,249	$668,869

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$2,044	$—	$17,985	$6,033	$—	$26,062
Nonperforming	4,170	—	584	—	—	4,754
Total Short Term 1-4 Unit - Purchase	$6,214	$—	$18,569	$6,033	$—	$30,816

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$157	$—	$—	$—	$—	$157
Nonperforming	8,293	—	2,186	9,042	4,035	23,556
Total Short Term 1-4 Unit - Refinance	$8,450	$—	$2,186	$9,042	$4,035	$23,713

Total Portfolio	$941,700	$820,415	$128,625	$229,992	$303,558	$2,424,290

Gross charge-offs - quarter-ended December 31, 2024	$111	$184	$—	$265	$139	$699

Gross charge-offs - year-ended December 31, 2024	$1,132	$219	$—	$265	$152	$1,768

Nonaccrual Loans - Loans Held for Investment at Fair Value

The following tables present the aggregate fair value of loans held for investment at fair value that are 90 days or more past due and/or in nonaccrual status, and the difference between the aggregate fair value and the aggregate unpaid principal balance as of March 31, 2025 and December 31, 2024 by loan segments:

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 Days	90+ Days Past Due		Current–89 Days	90+ Days Past Due		90+ Days Past Due
March 31, 2025	Past Due	or Nonaccrual	Total	Past Due	or Nonaccrual	Total	or Nonaccrual
	(In thousands)
Commercial - Purchase	$587,772	$22,078	$609,850	$541,038	$26,117	$567,155	$(4,039)
Commercial - Refinance	885,183	35,558	920,741	811,158	42,983	854,141	(7,425)
Residential 1-4 Unit - Purchase	413,102	32,346	445,448	394,026	39,258	433,284	(6,912)
Residential 1-4 Unit - Refinance	1,001,273	129,914	1,131,187	945,912	157,254	1,103,166	(27,340)
Short Term 1-4 Unit - Purchase	82,427	5,921	88,348	81,572	7,092	88,664	(1,171)
Short Term 1-4 Unit - Refinance	73,331	18,283	91,614	71,722	22,296	94,018	(4,013)
Ending balance	$3,043,088	$244,100	$3,287,188	$2,845,428	$295,000	$3,140,428	$(50,900)

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 Days	90+ Days Past Due		Current–89 days	90+ Days Past Due		90+ Days Past Due
December 31, 2024	Past Due	or Nonaccrual	Total	past due	or Nonaccrual	Total	or Nonaccrual
	(In thousands)
Commercial - Purchase	$505,244	$15,636	$520,880	$466,526	$18,586	$485,112	$(2,950)
Commercial - Refinance	672,504	24,129	696,633	620,332	29,195	649,527	(5,066)
Residential 1-4 Unit - Purchase	381,660	28,352	410,012	366,431	34,457	400,888	(6,105)
Residential 1-4 Unit - Refinance	862,971	103,985	966,956	819,633	126,340	945,973	(22,355)
Short Term 1-4 Unit - Purchase	78,863	3,981	82,844	78,207	4,854	83,061	(873)
Short Term 1-4 Unit - Refinance	76,277	13,349	89,626	74,620	16,036	90,656	(2,687)
Ending balance	$2,577,519	$189,432	$2,766,951	$2,425,749	$229,468	$2,655,217	$(40,036)

Note 7 — Receivables Due From Servicers

The following tables summarize receivables due from servicers as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Securitized Debt	Warehouse and Repurchase Facilities and Other	Total
	(In thousands)
Loan principal payments due from servicers	$60,222	$152	$60,374
Other loan servicing receivables	14,831	6,337	21,168
Loan servicing receivables	75,053	6,489	81,542
Corporate and escrow advances receivable	34,417	4,057	38,474
Total receivables due from servicers	$109,470	$10,546	$120,016

	December 31, 2024
	Securitized Debt	Warehouse and Repurchase Facilities and Other	Total
	(In thousands)
Loan principal payments due from servicers	$61,907	$1,695	$63,602
Other loan servicing receivables	17,246	5,404	22,650
Loan servicing receivables	79,153	7,099	86,252
Corporate and escrow advances receivable	33,387	3,855	37,242
Total receivables due from servicers	$112,540	$10,954	$123,494

Note 8 — Real Estate Owned, Net

As of March 31, 2025, the carrying value of real estate owned was $83.4 million, of which $8.9 million were pledged as collateral under a warehouse repurchase agreement. As of December 31, 2024, the carrying value of real estate owned was $68.0 million, of which $10.2 million were pledged as collateral under a warehouse repurchase agreement.

Note 9 — Mortgage Servicing Rights

Mortgage loans serviced are related to the Century business and not included in the Consolidated Balance Sheets. The unpaid principal balance of mortgage loans serviced for others amounted to $798.7 million and $485.9 million as of March 31, 2025 and 2024, respectively. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Fair value adjustments recorded at the end of the current period reflect valuation changes from the prior period-end. Significant assumptions used in determining the fair value of servicing rights as of March 31, 2025, December 31, 2024 and March 31, 2024 include: (1) Weighted average discount rate of 8.0% for all three periods, and (2) Weighted average conditional prepayment rate of 5.2%, 5.1% and 6.0%, respectively.

The following table presents the Company's mortgage servicing rights activity during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Balance at the beginning of period	$13,712	$8,578
Fair value adjustments	(1,081)	444
Balance at the end of period	$12,631	$9,022

Note 10 — Goodwill

The following table presents the activity for goodwill as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(In thousands)
Balance at the beginning of period	$6,775	$6,775
Balance at the end of period	$6,775	$6,775

Note 11 — Securitized Debt at Amortized Cost and Securitized Debt at Fair Value

As of March 31, 2025, the Company is the sole beneficial interest holder of twenty-nine Trusts, which are variable interest entities included in the consolidated financial statements. The securitization transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 10% to 30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from July 2028 through February 2055.

The following tables summarize securitized debt at amortized cost and securitized debt at fair value as of March 31, 2025 and December 31, 2024:

Securitized Debt, at Amortized Cost	March 31, 2025	December 31, 2024
	(In thousands)
Unpaid principal balance	$1,967,928	$2,049,790
Deferred issuance costs and discounts	(32,182)	(30,734)
Total securitized debt, at amortized cost	$1,935,746	$2,019,056

Securitized Debt, at Fair Value	March 31, 2025	December 31, 2024
	(In thousands)
Unpaid principal balance	$2,461,311	$2,219,218
Adjustment at issuance to recognize fair value (1)	(21,647)	(18,231)
Fair value at issuance	2,439,664	2,200,987
Valuation adjustment subsequent to issuance (2)	20,103	6,421
Total securitized debt at fair value	$2,459,767	$2,207,408
(1)
Balance sheet adjustment to recognize fair value at issuance. This valuation adjustment is not recognized in net income.
(2)
Valuation adjustment recognized in net income. No valuation change is due to instrument specific credit risk as the Company’s (issuer) credit risk has not changed.

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of securitized debt at fair value as of March 31, 2025 and December 31, 2024:

	Fair Value	Unpaid Principal Balance	Difference
	(In thousands)
March 31, 2025	$2,459,767	$2,461,311	$(1,544)
December 31, 2024	2,207,408	2,219,218	(11,810)

The following table presents the effective interest rate of securitized debt at amortized cost and securitized debt at fair value for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Interest expense	$66,582	$49,283
Average outstanding unpaid principal balance	4,387,277	3,486,173
Effective interest rate (1)	6.07%	5.65%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance, which includes average rates of 5.89% and 5.38%, and debt issuance cost amortization of 0.18% and 0.27% for the three months ended March 31, 2025 and 2024, respectively.

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

(a)
Secured Financing, Net (“Corporate Debt”)

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months. As of March 31, 2025 and December 31, 2024, the balance of the 2022 Term Loan was $215.0 million.

On February 5, 2024, the Company entered into a five-year $75.0 million syndicated corporate debt agreement, the (“the 2024 Term Loan”). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months. As of March 31, 2025 and December 31, 2024, the balance of the 2024 Term Loan was $75.0 million.

The total balance of the 2022 Term Loan and the 2024 Term Loan (“Corporate Debt”) in the Consolidated Balance Sheets is net of debt issuance costs and discount of $4.7 million and $5.2 million as of March 31, 2025 and December 31, 2024, respectively. The Corporate Debt is secured by substantially all assets of the Company not otherwise pledged under a securitized debt or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of March 31, 2025, the Company was in compliance with all covenants.

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

On April 16, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the 2021 Term Repurchase Agreement”) with a warehouse lender. The 2021 Term Repurchase Agreement has a maturity date of April 16, 2026, with an extended borrowing period through June 13, 2025. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SOFR plus a margin of 3.10%. The maximum capacity under this facility is $100.0 million.

On December 27, 2023, the Company entered into a loan facility agreement (“the 2023 Repurchase Agreement”) with a bank. The 2023 Repurchase Agreement has a maturity date of December 27, 2026. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SOFR plus 3.00%. The maximum loan amount under this facility is $75.0 million. During the quarter ended March 31, 2025, the bank temporarily increased the maximum loan amount to $100.0 million.

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

Certain loans are pledged as collateral under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants.

The following table summarizes the maximum borrowing capacity, current gross balances outstanding, and effective interest rates of the Company’s warehouse facilities and loan agreements as of March 31, 2025 and December 31, 2024:

			March 31, 2025			December 31, 2024
	Contract Date	Maturity Date	Period End Balance (1)	Maximum Borrowing Capacity	Effective Interest Rate	Period End Balance (1)	Maximum Borrowing Capacity	Effective Interest Rate
			($ in thousands)
The September 2022 term repurchase agreement	01/04/11	07/31/25	$4,886	$60,000	6.1%	$—	$60,000	6.5%
The 2013 repurchase agreement	05/17/13	09/25/25	195,523	300,000	7.7	106,675	300,000	9.0
The 2021/2024 repurchase agreements	1/29/2021 7/25/2024	05/20/25	179,585	200,000	7.8	126,815	200,000	9.0
The 2021 term repurchase agreement	04/16/21	04/16/26	71,756	100,000	7.6	52,408	100,000	8.5
The 2023 repurchase agreement	12/27/23	12/27/26	76,800	100,000	8.3	44,900	75,000	9.7
The 2024 bank credit agreement	11/07/24	05/07/27	43,284	50,000	8.9	19,248	50,000	9.2
Total			$571,834	$810,000		$350,046	$785,000
(1)
Warehouse repurchase facilities amounts on the Consolidated Balance Sheets are net of debt issuance costs, amounting to $1.8 million and $2.0 million as of March 31, 2025 and December 31, 2024, respectively.

The following table provides an overview of the activity and effective interest rates of the Company’s warehouse facilities and loan agreements for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	($ in thousands)
Average outstanding balance	$433,790	$267,559
Highest outstanding balance at any month-end	571,834	361,677
Effective interest rate (1)	7.84%	9.56%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance. The rate includes average rate of 7.45% and 8.83%, and debt issuance cost amortization of 0.39% and 0.73%, for the three months ended March 31, 2025 and 2024, respectively.

The following table provides a summary of interest expense that includes interest, amortization of discount, and deal cost amortization of the Company’s warehouse facilities and loan agreements for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Warehouse and repurchase facilities	$8,505	$6,392
Securitized debt	66,583	49,283
Interest expense — portfolio related	75,088	55,675
Interest expense — corporate debt	6,142	5,380
Total interest expense	$81,230	$61,055

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase, actual loss experience, estimated future loss exposure and other relevant factors including economic conditions. As of March 31, 2025 and December 31, 2024, the balance of repurchase liability was $144 thousand, and is included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets.

(b)
Legal Proceedings

The Company is a party to various legal proceedings in the normal course of business. The Company, after consultation with legal counsel, believes the disposition of all pending litigation will not have a material effect on the Company’s consolidated financial condition or results of operations as of March 31, 2025.

(c)
Employee Retention Credit

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company, with the guidance from a third-party specialist, determined it was eligible for a refundable employee retention credit (“ERC”) subject to certain criteria.

The Company applied for ERC for the first three quarters’ wages paid in calendar year 2021. During the second quarter of 2023, the Company received approximately $4.2 million of ERC. Due to the subjectivity of the credit, the Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. Accordingly, the $4.2 million ERC, net of the third-party specialist fees of $0.6 million, are deferred until the uncertainty surrounding them is resolved. The net amount is included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 .

Note 14 — Stock-Based Compensation

The Company’s Amended and Restated 2020 Omnibus Incentive Plan, or “the 2020 Plan,” authorizes grants of stock‑based compensation instruments including but not limited to non-qualified stock options, restricted stock awards (“RSAs”) and performance stock unit awards (“PSUs”) to certain employees and non-employee directors of the Company, to purchase or issue up to 2,770,000 shares of the Company's common stock.

Expenses related to the stock-based compensation instruments and Employee Stock Purchase Plan (“ESPP”) are included in “Compensation and employee benefits” and “Other operating expenses” on the Consolidated Statements of Income.

Below are summaries of the recognized and unrecognized stock-based compensation expense by instrument for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Recognized compensation expense:
Options	$129	$2
RSAs	747	577
PSUs	907	547
ESPP	187	245
Total recognized compensation expense	$1,970	$1,371

	March 31, 2025	December 31, 2024
	(In thousands)
Unrecognized compensation expense:
Options	$1,234	$21
RSAs	5,836	4,617
PSUs	6,058	4,801
ESPP	189	210
Total unrecognized compensation expense	$13,317	$9,649
Weighted average period expected to be recognized (in years)
Options	2.4	2.5
RSAs	2.3	2.3

Stock Options

Stock option awards provide for the option to purchase the Company's common stock. From the date of the grant, the stock options generally vest ratably over a service period of three years and are exercisable for a period up to ten years.

The Company uses the Black-Scholes option pricing model to value stock options in determining the stock-based compensation expense. Compensation expense is recognized over the three-year vesting period using the straight-line method. Forfeitures are recognized as they occur. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant. The expected dividend yield is zero as the Company does not expect to pay dividends in the foreseeable future. Expected volatility is based on historical volatilities of the Company’s common stock.

The table below summarizes stock option activity for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	($ in thousands, except per share amounts)
Number of shares:
Options outstanding at beginning of period	1,065,772	752,964
Granted	—	100
Options outstanding at end of period	1,065,772	753,064
Options exercisable at end of period	749,344	747,500
Options expected to vest (1)	316,428	5,564
Weighted average exercise price per share:
Options outstanding at beginning of period	$14.46	$12.88
Granted	—	15.86
Options outstanding at end of period	$14.46	$12.88
Options exercisable at end of period	12.88	12.89
Options expected to vest (1)	18.19	12.89
Aggregate Intrinsic value (2):
Options outstanding at end of period	$4,538	$3,857
Options exercisable at end of period	4,365	3,822
Options expected to vest (1)	173	35
Weighted average remaining contractual life (in years):
Options outstanding at end of period	6.2	5.8
Options exercisable at end of period	4.8	5.8
Options expected to vest (1)	9.4	9.5
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

The table below summarizes RSA activity for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025			2024
	Employee	Non-Employee Director	Total	Employee	Non-Employee Director	Total
Number of shares:
Unvested at beginning of period	355,505	47,430	402,935	409,137	61,276	470,413
Granted	180,003	—	180,003	189,679	—	189,679
Vested	(163,779)	—	(163,779)	(248,796)	—	(248,796)
Unvested at end of period	371,729	47,430	419,159	350,020	61,276	411,296

Weighted average grant date fair value per share:
Unvested at beginning of period	$13.52	$12.03	$13.34	$9.39	$9.31	$9.38
Granted	18.82	—	18.82	15.86	—	15.86
Vested	12.92	—	12.92	8.61	—	8.61
Unvested at end of period	$16.35	$12.03	$15.86	$13.45	$9.31	$12.83

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

The table below summarizes PSU activity for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025			2024
	Number of Shares		Weighted Average Grant Date Fair Value Per Share	Number of Shares		Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period, unvested	517,131		$12.83	256,387	(1)	$11.05
Granted	155,165	(1)	18.82	157,994	(1)	15.86
Performance adjustment	153,637		10.00	—		—
Vested	(205,500)		12.63	—		—
Outstanding at end of period, unvested	620,433		$13.69	414,381		$12.88
(1)
The number of PSUs are presented at 100% of the specified target shares.

ESPP

In July 2022, the Company initiated an ESPP which allows permitted eligible employees to purchase shares of the Company's common stock through payroll deductions of up to 15% of their eligible compensation, subject to certain limitations. The purchase price of the shares under the ESPP equals 85% of the lower of the fair market value of the Company's common stock on either the first or last day of each offering period. Compensation expense for the ESPP is calculated as of the beginning of the offering period as the fair value of the employees’ purchase rights utilizing the Black-Scholes option valuation model and is recognized as a compensation expense over the offering period.

Treasury Stock

Treasury stock represents shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting or exercise of stock-based awards. During the quarters ended March 31, 2025 and 2024, shares withheld were 115,596 and 79,258, at an average price of $18.70 and $16.20 per share, respectively.

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

The following table presents the basic and diluted earnings per share calculations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Basic EPS:
Net income attributable to common shareholders	$18,887	$17,251
Less: undistributed earnings attributable to unvested restricted stock awards	233	217
Net earnings attributable to common shareholders	$18,654	$17,034
Weighted average common shares outstanding	33,687	32,541
Basic earnings per common share	$0.55	$0.52
Diluted EPS:
Net income attributable to common stockholders	$18,887	$17,251
Weighted average common shares outstanding	33,687	32,541
Add dilutive effects for warrants	2,434	2,344
Add dilutive effects for stock options	237	157
Add dilutive effects of unvested restricted stock awards	128	151
Add dilutive effects of unvested performance-based stock units	322	246
Add dilutive effects of employee stock purchase plan	3	—
Weighted average diluted common shares outstanding	36,811	35,439
Diluted earnings per common share	$0.51	$0.49

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2025(1)	2024
	(In thousands)
Stock options	313	108
Unvested restricted stock awards	180	190
Share equivalents excluded from EPS	493	298
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

The Warrants are exercisable at the warrant holder’s option at any time and from time to time, in whole or in part, until the extended date of May 7, 2025 at an exercise price of $2.96 per share of common stock, with respect to 2,008,749 of the Warrants, and at an exercise price of $4.94 per share of common stock, with respect to 1,004,375 of the Warrants. The exercise price and the number of shares of common stock issuable upon exercise of the Warrants are subject to customary anti-dilution adjustments and certain issuances of common stock (or securities convertible into or exercisable for common stock) at a price (or having a conversion or exercise price) that is less than the then current exercise price. The Company is not required to effect an exercise of the Warrants, if after giving effect to the issuance of common stock upon exercise of such Warrants, such warrant holder together with its affiliates would beneficially own 49% or more of the Company’s outstanding common stock. The Company’s related parties have not exercised any warrants as of March 31, 2025. See Note 21 – Subsequent Events.

In the ordinary course of business, the Company sells held for sale loans, and issues securitized debt to various financial institutions and investors through a market bidding process. As a result of this process, the Company may sell held for sale loans and/or issue securitized debt to an affiliate. No loans were sold nor securitized debt issued to any affiliate for the three months ended March 31, 2025 and 2024.

Note 17 — Derivative Instruments

In September 2023, the Company began utilizing derivative instruments designated as cash flow hedges to manage the exposure to interest rate volatility related to its forecasted issuances of fixed-rate debt through its securitization process. The derivative instruments include forward starting interest rate swaps or interest rate payer and receiver swaptions. The Company’s risk management objective is to hedge the risk of variability in its interest payment cash flows attributable to changes in the benchmark SOFR between the time the fixed rate mortgages are originated and the fixed rate debt is issued. As of March 31, 2025, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years.

The gains or losses on the derivative instruments that are designated and qualify as cash flow hedges are reported as a component of AOCI. Beginning in the period in which the forecasted debt is issued and the related derivative instruments are terminated, the accumulated gains or losses associated with the terminated derivatives are then reclassified into interest expense as a yield adjustment over the term of the related debt. For the quarters ended March 31, 2025 and 2024, $62 thousand and $113 thousand, respectively, of after-tax net losses on terminated derivative instruments were reclassified from AOCI to interest expense. As of March 31, 2025 and 2024, the Company had $1.8 million in after-tax net unrealized loss and $0.8 million in after-tax net unrealized gain, respectively, associated with cash flow hedging instruments recorded in AOCI. As of March 31, 2025, the Company expects to reclassify an estimated $0.3 million of after-tax net unrealized loss on derivative instruments designated as cash flow hedges from AOCI into earnings over the next 12 months.

The following table presents the fair value of the Company’s derivative financial instruments on a gross basis, as well as its classification on the Company’s Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024:

		March 31, 2025
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Fair Value (1)
Cash flow hedges:		(In thousands)
Interest rate payer and receiver swaptions	Derivative liability	$341,000	$1,004

December 31, 2024
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Fair Value (1)
Cash flow hedges:		(In thousands)
Forward starting payer interest rate swaps	Derivative liability	$—	$—
(1)
Fair value reported is exclusive of collateral held and pledged, related to derivative exposure between the Company and its derivative counterparty. As of March 31, 2025, collateral pledged to its derivative counterparty was $1.2 million. As of December 31, 2024, no collateral was pledged to its derivative counterparty. These amounts were included in “Other receivables” on the Consolidated Balance Sheets.

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

Note 18 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss) balances for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Beginning balance	$(805)	$(1,210)
Net unrealized gain (loss) on cash flow hedges arising during the period, net of tax	(1,056)	1,891
Reclassification adjustments included in net income	62	113
Ending balance	$(1,799)	$794

The following table presents the components of other comprehensive income (loss) and the related tax effect for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025			2024
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
	(In thousands)
Cash flow hedges:
Interest rate swaps/swaptions:
Net unrealized gain (loss) arising during the period	$(1,488)	$432	$(1,056)	$2,627	$(736)	$1,891
Reclassification adjustments included in net income	88	(26)	62	155	(42)	113
Other comprehensive income (loss)	$(1,400)	$406	$(994)	$2,782	$(778)	$2,004

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

Fair Value Disclosures

The following tables present information on assets and liabilities measured and recorded at fair value as of March 31, 2025 and December 31, 2024, by level, in the fair value hierarchy:

	Fair Value Measurements Using			Total at
March 31, 2025	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$10,938	$10,938
Real estate owned, net	—	—	83,444	83,444
Total nonrecurring fair value measurements	—	—	94,382	94,382
Recurring fair value measurements:
Loans held for sale, at fair value	—	5,008	—	5,008
Loans held for investment, at fair value	—	—	3,287,188	3,287,188
Mortgage servicing rights	—	—	12,631	12,631
Total recurring fair value measurements	—	5,008	3,299,819	3,304,827
Total assets	$—	$5,008	$3,394,201	$3,399,209

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$2,459,767	$—	$2,459,767
Derivative liability	—	1,004	—	1,004
Total recurring fair value measurements	—	2,460,771	—	2,460,771
Total liabilities	$—	$2,460,771	$—	$2,460,771

	Fair Value Measurements Using			Total at
December 31, 2024	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$11,884	$11,884
Real estate owned, net	—	—	68,000	68,000
Total nonrecurring fair value measurements	—	—	79,884	79,884
Recurring fair value measurements:
Loans held for investment, at fair value	—	—	2,766,951	2,766,951
Mortgage servicing rights	—	—	13,712	13,712
Total recurring fair value measurements	—	—	2,780,663	2,780,663
Total assets	$—	$—	$2,860,547	$2,860,547

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$2,207,408	$—	$2,207,408
Total recurring fair value measurements	—	2,207,408	—	2,207,408
Total liabilities	$—	$2,207,408	$—	$2,207,408

The following table presents gains and losses recognized on assets measured on a nonrecurring basis for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Gain (Loss) on Assets Measured on a Nonrecurring Basis	2025	2024
	(In thousands)
Real estate owned, net	$(2,073)	$(1,722)
Individually evaluated loans requiring specific allowance, net	(400)	(457)
Total net loss	$(2,473)	$(2,179)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets that are recorded on a recurring and nonrecurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Input	Range	Weighted Average (1)
	($ in thousands)
Nonrecurring:
Individually evaluated loans requiring specific allowance, net	$10,938	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	83,444	Market comparables	Selling costs	8.0%	8.0%

Recurring:
Loans held for investment, at fair value	$3,287,188	Discounted cash flow	Discount rate	8.0%	8.0%
			Prepayment rate	0.0% to 50.0%	8.6%
			Default rate	0.1% to 2.2%	0.7%
			Loss severity rate	0.0% to 11.7%	2.9%
Mortgage servicing rights	12,631	Discounted cash flow	Discount rate	8.0%	8.0%
			Prepayment rate	2.2% to 11.9%	5.2%
(1)
Individually evaluated loans requiring specific allowance, net is weighted by collateral value; real estate owned, net is weighted by selling price; loans held for investment at fair value and mortgage servicing rights are weighted by UPB.

	December 31, 2024
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Input	Range	Weighted Average (1)
	($ in thousands)
Nonrecurring:
Individually evaluated loans requiring specific allowance, net	$11,884	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	68,000	Market comparables	Selling costs	8.0%	8.0%

Recurring:
Loans held for investment, at fair value	$2,766,951	Discounted cash flow	Discount rate	8.4%	8.4%
			Prepayment rate	0.0% to 30.0%	9.0%
			Default rate	0.1% to 2.8%	1.0%
			Loss severity rate	0% to 10.5%	1.0%
Mortgage servicing rights	13,712	Discounted cash flow	Discount rate	8.0%	8.0%
			Prepayment rate	2.2% to 11.7%	5.1%
(1)
Individually evaluated loans requiring specific allowance, net is weighted by collateral value; real estate owned, net is weighted by selling price; loans held for investment at fair value and mortgage servicing rights are weighted by UPB.

The following is a roll-forward of loans held for investment that are measured at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Beginning balance	$2,766,951	$1,306,072
Originations	635,537	378,671
Loans liquidated	(132,710)	(61,753)
Acquisition	—	11,591
REO transfer	(6,529)	(925)
Principal paydowns	(10,775)	(6,069)
Total unrealized gain included in net income	34,714	19,472
Loans transferred from held for sale	—	2,481
Ending balance	$3,287,188	$1,649,540

The following is a roll-forward of loans held for sale that are measured at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Beginning balance	$—	$17,590
Originations	4,886	—
Loans liquidated	—	(14,533)
Principal paydowns	—	(29)
Total unrealized gain (loss) included in net income	122	(547)
Loans transferred to held for investment	—	(2,481)
Ending balance	$5,008	$—

The following is a roll-forward of securitized debt measured and recorded at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$2,207,408	$877,417
Additions	374,360	229,368
Paydowns and payoffs	(135,683)	(35,260)
Total unrealized loss included in net income	13,682	2,318
Ending balance	$2,459,767	$1,073,843

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value using a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of March 31, 2025 and December 31, 2024, financial assets and liabilities measured at fair value include loans held for investment at fair value, loans held for sale at fair value, mortgage servicing rights, derivative instruments, and securitized debt at fair value. Financial assets measured at the lower of cost or estimated fair value include certain individually evaluated loans held for investment and REO, which are measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $10.9 million and $11.9 million as of March 31, 2025 and December 31, 2024, respectively, net of specific allowance for credit losses of approximately $1.4 million and $1.0 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	March 31, 2025
	Carrying				Estimated
Asset Category	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Cash	$51,676	$51,676	$—	$—	$51,676
Restricted cash	22,785	22,785	—	—	22,785
Loans held for sale, at fair value	5,008	—	5,008	—	5,008
Loans held for investment, at amortized cost	2,322,009	—	—	2,242,198	2,242,198
Loans held for investment, at fair value	3,287,188	—	—	3,287,188	3,287,188
Accrued interest receivables	38,460	38,460	—	—	38,460
Mortgage servicing rights	12,631	—	—	12,631	12,631

Liabilities:
Secured financing, net	$285,294	$—	$—	$289,075	$289,075
Warehouse and repurchase facilities, net	570,025	—	570,025	—	570,025
Securitized debt, at amortized cost	1,935,746	—	1,775,083	—	1,775,083
Securitized debt, at fair value	2,459,767	—	2,459,767	—	2,459,767
Derivative liability	1,004	—	1,004	—	1,004
Accrued interest payable	27,929	27,929	—	—	27,929

	December 31, 2024
	Carrying				Estimated
Asset Category	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Cash	$49,901	$49,901	$—	$—	$49,901
Restricted cash	20,929	20,929	—	—	20,929
Loans held for investment, at amortized cost	2,420,116	—	—	2,321,141	2,321,141
Loans held for investment, at fair value	2,766,951	—	—	2,766,951	2,766,951
Accrued interest receivable	35,235	35,235	—	—	35,235
Mortgage servicing rights	13,712	—	—	13,712	13,712

Liabilities:
Secured financing, net	$284,833	$—	$—	$287,970	$287,970
Warehouse repurchase facilities, net	348,082	—	348,082	—	348,082
Securitized debt, at amortized cost	2,019,056	—	1,820,945	—	1,820,945
Securitized debt, at fair value	2,207,408	—	2,207,408	—	2,207,408
Derivative liability	28,028	28,028	—	—	28,028

Note 20 — Segment Information

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

Note 21 — Subsequent Events

On April 2, 2025, three funds affiliated with a related party of the Company completed the exercise of their Warrants to purchase an aggregate 1,339,166 shares of the Company's common stock, resulting in the Company issuing net shares of 1,080,338 common stock after the withholding and transfer of an aggregate of 258,828 shares of common stock into the Company’s treasury account.

The Company has evaluated events that have occurred subsequent to March 31, 2025 through the issuance of the accompanying consolidated financial statements and has concluded there are no other subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

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

Business

We are a vertically integrated real estate finance company founded in 2004. We primarily originate and manage investor loans secured by 1-4 unit residential rental and commercial properties, which we refer to collectively as investor real estate loans. We originate loans nationwide across our extensive network of independent mortgage brokers which we have built and refined over the 21 years since our inception. Our objective is to be the preferred and one of the most recognized brands in our core market, particularly within our network of mortgage brokers.

We operate in a large and highly fragmented market with substantial demand for financing and limited supply of institutional financing alternatives. We have developed the highly specialized skill set required to effectively compete in this market, which we believe has afforded us a durable business model capable of generating attractive risk-adjusted returns for our stockholders throughout various business cycles. We offer competitive pricing to our borrowers by pursuing low-cost financing strategies and by driving front-end process efficiencies through customized technology designed to control the cost of originating a loan. Furthermore, by originating loans through our efficient and scalable network of approved mortgage brokers, we are able to maintain a wide geographical presence and nimble operating infrastructure capable of reacting quickly to changing market environments.

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee, and based on all loans in our portfolio as of March 31, 2025, has an average balance of approximately $393.0 thousand. As of March 31, 2025, our loan portfolio totaled $5.4 billion of UPB on properties in 47 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 66.1%, of which the 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, represented 51.4% of the UPB. For the three months ended March 31, 2025, the annualized yield on our total portfolio was 9.11%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitized debt, corporate debt, and equity. The securitized debt market is our primary source of long-term financing. We have successfully executed 38 securitized debt transactions, resulting in a total of over $8.3 billion in gross debt proceeds from May 2011 through March 2025. We may also continue to sell loans from time to time for cash in lieu of holding the loans in our loan portfolio.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on loans and interest expense paid on portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of warehouse facilities and securitized debt and excludes corporate debt. For both the three months ended March 31, 2025 and 2024, our annualized portfolio related net interest margin was 3.35%. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for credit losses and operating expenses. For the three months ended March 31, 2025 and 2024, including net income attributable to noncontrolling interest, we generated pre-tax income of $26.9 million and $23.2 million, and net income of $18.6 million and $17.3 million, respectively.

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

Recent Developments

Securitized Debt

In March 2025, we collapsed the 2023-1R Trust and redeemed the remaining outstanding balance of securitized debt.

Continued Market Uncertainties

Our operational and financial performance will depend on certain market developments, including the impact of tariffs, the actions of the Federal Reserve, the Russia/Ukraine war, the ongoing conflicts in the Middle East, a possible global recession, heightened stress in the real estate and corporate debt markets, and macroeconomic conditions and market fundamentals, which can all affect each of these factors and potentially impact our business performance.

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

These policies and estimates relate to the allowance for credit losses and fair value option accounting. Our critical accounting policies and estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC.

How We Assess Our Business Performance

Net income is the primary metric by which we assess our business performance. Accordingly, we closely monitor the primary drivers of net income which consist of the following:

Net Interest Income

Net interest income is the largest contributor to our net income and is monitored both on an absolute basis and relative to provision for credit losses and operating expenses. We generate net interest income to the extent that the rate at which we lend in our portfolio exceeds the cost of financing our portfolio, which we primarily achieve through long-term securitized debt. Accordingly, we closely monitor the financing markets and maintain consistent dialogue with investors and financial institutions as we evaluate our financing sources and cost of funds.

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

Operating Expenses

We incur operating expenses from compensation and benefits related to our employee base, rent and other occupancy costs associated with our leased facilities, our third-party primary loan servicing vendors, professional fees to the extent we utilize third-party legal, consulting and advisory firms, and costs associated with the resolution and disposition of real estate owned, and securitization expenses, among other items. We monitor and strive to prudently manage operating expenses and to balance current period profitability with investment in the continued development of our platform. Because volume and portfolio size determine the magnitude of the impact of each of the above factors on our earnings, we also closely monitor origination volume along with all key terms of new loan originations, such as interest rates, loan-to-value ratios, estimated credit losses and expected duration.

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

Loan Performance

We underwrite and structure our loans to minimize potential losses. We believe our fully amortizing loan structures and avoidance of large balloon payments, coupled with meaningful borrower equity in properties, limit the probability of losses and that our proven in-house asset management capability allows us to minimize potential losses in situations where there is insufficient equity in the property. Our income is highly dependent upon borrowers making their payments and resolving delinquent loans as favorably as possible. Macroeconomic conditions can, however, impact credit trends in our core market and adversely affect financial results.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	March 31, 2025	December 31, 2024	March 31, 2024
	($ in thousands)
Total loans	$5,449,901	$5,055,937	$4,281,533
Loan count	13,858	12,932	11,013
Average loan balance	$393	$391	$389
Weighted average loan-to-value	66.1%	66.6%	67.6%
Weighted average coupon	9.6%	9.5%	9.1%
Nonperforming loans (UPB) (A)	$587,811	$539,438	$432,560
Nonperforming loans (% of total) (A)	10.8%	10.7%	10.1%

(A) Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $36.7 million, $40.1 million, and $45.1million of COVID-19 forbearance-granted loans 90 days or more past due or placed on nonaccrual status as of March 31, 2025, December 31, 2024, and March 31, 2024, respectively.

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

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
	($ in thousands)
Three Months Ended March 31, 2025:
Loan originations — held for investment	1,513	$635,537	$420	10.51%	62.6%
Loan originations — held for sale	1	4,886	4,886	5.70%	19.9%
Total loan originations	1,514	$640,423	$423	10.47%	62.3%
Three Months Ended December 31, 2024:
Loan originations — held for investment	1,285	$558,876	$435	10.78%	62.9%
Loan originations — held for sale	1	4,607	4,607	4.99%	57.9%
Total loan originations	1,286	$563,483	$438	10.73%	62.9%
Three Months Ended March 31, 2024:
Loan originations — held for investment	958	$378,671	$395	11.06%	63.8%
Loan acquisitions — held for investment	31	12,270	396	11.48%	59.2%
Total loans originated and acquired	989	$390,941	$395	11.07%	63.7%

During the first quarter of 2025, loan originations increased $76.9 million and $261.8 million from the quarters ended December 31, 2024 and March 31, 2024, respectively.

Loans Held for Investment

Our total portfolio of loans held for investment consists of both loans held for investment carried at amortized cost and loans held for investment at fair value, which are presented in the Consolidated Balance Sheets as “Loans held for investment, at amortized cost” and “Loans held for investment, at fair value,” respectively. The following tables show the various components of loans held for investment as of the dates indicated:

	March 31, 2025	December 31, 2024
	(In thousands)
Unpaid principal balance	$5,445,015	$5,055,937
Valuation adjustments on FVO loans	146,760	111,734
Deferred loan origination costs	22,439	23,570
Total loans held for investment, gross	5,614,214	5,191,241
Allowance for credit losses	(5,017)	(4,174)
Loans held for investment, net	$5,609,197	$5,187,067

The following table illustrates the contractual maturities of our loans held for investment in aggregate UPB and as a percentage of total held for investment loan portfolio as of the dates indicated:

	March 31, 2025		December 31, 2024
	UPB	%	UPB	%
	($ in thousands)
Loans due in less than one year	$162,661	3.0%	$157,521	3.1%
Loans due in one to five years	85,600	1.6	83,993	1.7
Loans due in more than five years	5,196,754	95.4	4,814,423	95.2
Total loans held for investment	$5,445,015	100.0%	$5,055,937	100.0%

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

The table below shows our actual charge-offs, gain on transfer of nonperforming loans to REO, net valuation adjustments on REO, and gain on sale of REO, for the periods indicated:

	Three Months Ended
	March 31, 2025		December 31, 2024		March 31, 2024
	($ in thousands)
Average nonperforming loans for the period (1)	$297,380		$314,511		$321,442
Charge-offs	1,029		699		504
Charge-offs / Average nonperforming loans for the period (1)	1.38%	(2)	0.89%	(2)	0.63%	(2)
Gain on REO:
Gain on transfer to REO	$2,834		$2,382		$1,160
REO valuation gain (loss), net	(2,073)		(2,217)		286
Gain (loss) on sale of REO	300		3,411		(1,722)
Total gain (loss) on REO	$1,061		$3,576		$(276)
(1)
Reflects the monthly average of nonperforming loans held for investment, excluding FVO loans, during the period.
(2)
Reflects annualized charge-offs to average nonperforming loans held for investment, excluding FVO loans, for the period.

Allowance for Credit Losses

For the March 31, 2025 current expected credit loss (“CECL”) estimate, we considered a severe stress scenario with a seven-quarter reasonable and supportable forecast period followed by a three-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate and reflected the uncertainties of a volatile market in light of the announced tariffs and federal government layoffs, contributing to a forecasted decreasing GDP and rising unemployment.

For the December 31, 2024 CECL estimate, we considered a severe stress scenario with a seven-quarter reasonable and supportable forecast period followed by a three-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate and reflected the uncertainties of a decreasing forecasted GDP, unstable labor market, and geopolitical risk.

Our allowance for credit losses as of March 31, 2025 was $5.0 million compared to $5.3 million as of March 31, 2024. The decrease in allowance for credit losses from March 31, 2024 was primarily due to a decrease in the baseline allowance component of the reserve. Our overall expected credit loss reserves range from 0.15% to 0.20% of loans held for investment, excluding FVO loans. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss, is subject to change as conditions in the market change and our ability to forecast as economic events evolve.

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

The following table illustrates the activity in our allowance for credit losses of loans held for investment, excluding loans held for investment, at fair value over the periods indicated:

	Three Months Ended
	March 31, 2025		December 31, 2024		March 31, 2024
Allowance for credit losses:	($ in thousands)
Beginning balance	$4,174		$4,851		$4,769
Provision for credit losses	1,872		22		1,002
Charge-offs	(1,029)		(699)		(504)
Ending balance	$5,017		$4,174		$5,267
Total UPB(1)	$2,304,587		$2,400,720		$2,705,612
Nonperforming loans UPB	$292,811		$309,970		$324,106
Nonperforming loans UPB / Total UPB(1)	12.7%		12.9%		11.98%
Allowance for credit losses / Total UPB(1)	0.22%		0.17%		0.19%
Charge-offs / Total UPB(1)	0.18%	(2)	0.12%	(2)	0.07%	(2)
(1)
Reflects the UPB of loans held for investment at amortized cost.
(2)
Annualized.

The allowance for credit losses was 0.22% of total UPB of loans held for investment carried at amortized cost as of March 31, 2025. Although slightly higher than our expected range of 0.15% to 0.20%, the 0.22% reserve is reasonable given the current market uncertainty. Nonperforming loans were 12.71% of total UPB of loans held for investment carried at amortized cost as of March 31, 2025. We believe the allowance for credit losses is adequate because historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. Historically, our actual annual charge-offs rate is 0.06% over the last seven years.

Credit Quality – Loans Held for Investment

The following table provides delinquency information on our loans held for investment by UPB as of the dates indicated:

	March 31, 2025 (A)		COVID-19 Forbearance	December 31, 2024 (A)		COVID-19 Forbearance	March 31, 2024 (A)		COVID-19 Forbearance
	($ in thousands)
Performing/Accruing:
Current	$4,504,854	82.7%	$88,462	$4,169,830	82.5%	$82,459	$3,517,715	82.2%	$94,404
30-59 days past due	239,547	4.4	9,186	241,300	4.7	19,452	239,493	5.6	21,886
60-89 days past due	112,803	2.1	1,800	105,369	2.1	858	91,765	2.1	3,787
Total Performing Loans	4,857,204	89.2	99,448	4,516,499	89.3	102,769	3,848,973	89.9	120,077
Nonperforming/Nonaccrual:
<90 days past due	33,488	0.6	3,189	23,697	0.5	2,787	20,473	0.5	909
90+ days past due	46,545	0.9	205	51,144	1.0	2,237	27,919	0.7	1,587
Bankruptcy	76,606	1.4	3,688	60,042	1.2	3,895	45,471	1.1	4,046
In foreclosure	431,172	7.9	29,612	404,555	8.0	31,139	338,697	7.8	38,522
Total nonperforming loans	587,811	10.8	36,694	539,438	10.7	40,058	432,560	10.1	45,064
Total loans held for investment	$5,445,015	100.0%	$136,142	$5,055,937	100.0%	$142,827	$4,281,533	100.0%	$165,141
(A)
Balance includes $136.1 million UPB of loans held for investment at amortized cost as of March 31, 2025, $142.8 million as of December 31, 2024, and $165.1 million as of March 31, 2024 in our COVID-19 forbearance program.

Loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $587.8 million, or 10.8% of our held for investment loan portfolio as of March 31, 2025, compared to $539.4 million, or 10.7% as of December 31, 2024, and $432.6 million, or 10.1% as of March 31, 2024. The increase in total nonperforming loans as of March 31, 2025 compared to December 31, 2024 and March 31, 2024 was due to an increase in the size of our portfolio and management’s decision to move loans into foreclosure early in the delinquency process.

Resolutions of Nonperforming Assets

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following tables summarize the resolution activities of loans that became nonperforming prior to the beginning of the periods indicated or became nonperforming and subsequently resolved during the periods indicated. We resolved $76.4 million of long-term and short-term nonperforming assets for the quarter ended March 31, 2025, which was lower compared to $79.4 million for the quarter ended December 31, 2024, and higher compared to $54.5 million for the quarter ended March 31, 2024. From these resolution activities, we realized net gains of $1.9 million, $5.6 million, and $1.3 million for the quarters ended March 31, 2025, December 31, 2024, and March 31, 2024, respectively. This is largely the result of collecting default interest and prepayment penalties in excess of the contractual principal and interest due on loans.

The table below includes resolutions of our long-term nonperforming loans and REOs for the periods indicated:

	Three Months Ended
Long-Term Nonperforming Assets	March 31, 2025		December 31, 2024		March 31, 2024
	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
	($ in thousands)
Resolved — loans paid in full	$20,589	$989	$32,078	$1,810	$16,563	$798
Resolved — loans paid current	30,563	375	19,830	182	27,494	164
Resolved — REO sold	4,541	337	4,822	3,243	3,888	224
Total resolutions	$55,693	$1,701	$56,730	$5,235	$47,945	$1,186
Recovery rate on resolved nonperforming assets		103.1%		109.2%		102.5%

Short-term loans, or loans with a maturity of two-year or less, do not require prepayment fees and usually result in a lower gain when paid in full, as compared to long term loans. The table below includes resolutions of our short-term nonperforming loans and REOs, and loans granted a COVID-19 forbearance in 2020, for the periods indicated:

	Three Months Ended
Short-Term and Forbearance Nonperforming Assets	March 31, 2025		December 31, 2024		March 31, 2024
	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
	($ in thousands)
Resolved — loans paid in full	$5,341	$182	$9,858	$171	$2,496	$—
Resolved — loans paid current	11,845	14	7,536	1	2,927	25
Resolved — REO sold	3,558	(37)	5,233	168	1,161	62
Total resolutions	$20,744	$159	$22,627	$340	$6,584	$87
Recovery rate on resolved nonperforming assets		100.8%		101.5%		101.3%

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

As of March 31, 2025, our REO included 157 properties with a lower of cost or estimated fair value of $83.4 million compared to 129 properties with a lower of cost or estimated fair value of $68.0 million as of December 31, 2024, and 76 properties with a lower of cost or estimated fair value of $46.3 million as of March 31, 2024.

Concentrations – Loans Held for Investment

As of March 31, 2025, our held for investment loan portfolio was concentrated in Investor 1-4 loans, representing 51.4% of the UPB. Mixed use properties represented 11.1% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. Geographically, the principal balance of our loans held for investment were concentrated 21.2% in California, 15.3% in New York, 12.8% in Florida, 7.4% in New Jersey, and 5.6% in Texas.

Property Type	March 31, 2025
	Loan Count	UPB	% of Total UPB
	($ in thousands)
Investor 1-4	8,600	$2,799,451	51.4%
Mixed use	1,425	605,722	11.1
Retail	1,038	522,400	9.6
Office	975	421,389	7.7
Multifamily	682	397,842	7.3
Warehouse	605	367,289	6.8
Other (1)	532	330,922	6.1
Total loans held for investment	13,857	$5,445,015	100.0%
(1)
All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	March 31, 2025
	Loan Count	UPB	% of Total UPB
	($ in thousands)
California	1,673	$1,154,551	21.2%
New York	1,572	834,106	15.3
Florida	1,713	697,072	12.8
New Jersey	1,085	401,524	7.4
Texas	847	305,671	5.6
Other (1)	6,967	2,052,091	37.7
Total loans held for investment	13,857	$5,445,015	100%
(1)
All other states individually comprise less than 5.0% of the total unpaid principal balance.

Key Performance Metrics

	Three Months Ended
	March 31, 2025 (1)	December 31, 2024 (1)	March 31, 2024 (1)
	($ in thousands)
Average loans	$5,214,186	$4,858,939	$4,159,412
Portfolio yield	9.11%	9.34%	8.71%
Average debt — portfolio related	4,821,067	4,459,108	3,753,732
Average debt — total company	5,111,067	4,749,108	4,015,283
Cost of funds — portfolio related	6.23%	6.14%	5.93%
Cost of funds — total company	6.36%	6.29%	6.08%
Net interest margin — portfolio related	3.35%	3.70%	3.35%
Net interest margin — total company	2.88%	3.20%	2.83%
Charge-offs/Average loans held for investment at amortized cost	0.18%	0.11%	0.07%
Pre-tax return on average equity	20.11%	25.69%	20.77%
Return on average equity	13.94%	16.68%	15.49%
(1)
Percentages are annualized.

Average Loans

Average loans reflects the daily average of total outstanding loans, including both loans held for investment and loans held for sale, as measured by UPB, over the specified time period.

Portfolio Yield

Portfolio yield is an annualized measure of the total interest income earned on our loan portfolio as a percentage of average loans over the given period. Interest income includes interest earned on performing loans, cash interest received on nonperforming loans, default interest and prepayment fees. The increase in our portfolio yield for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily driven by the increase in weighted average loan coupons. Our portfolio yield for the three months ended March 31, 2025 decreased as compared to the three months ended December 31, 2024, primarily due to less default interest and cash interest received on nonperforming loans.

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

Our portfolio related cost of funds increased to 6.23% for the three months ended March 31, 2025 from 6.14% for the prior quarter and increased from 5.93% for the three months ended March 31, 2024. The increase was primarily due to higher securitized debt interest expense.

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

Over the periods shown in the table below, portfolio related net interest margin remained consistent at 3.35% for the three months ended March 31, 2025 and 2024, but decreased from 3.70% for the three months ended December 31, 2024 primarily due to less cash interest received on nonperforming loans during the three months ended March 31, 2025 and higher securitized debt interest expense.

Total company net interest margin of 2.88% for the three months ended March 31, 2025 increased from 2.83% for the three months ended March 31, 2024. The increase in total company net interest margin was primarily due to a higher increase in the average yield on our loan portfolio than the increase in our average cost of funds. Total company net interest margin for the three months ended March 31, 2025 decreased from 3.20% for the three months ended December 31, 2024 primarily due to less cash interest received on nonperforming loans during the three months ended March 31, 2025 and higher securitized debt interest expense.

The following table shows the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Three Months Ended
	March 31, 2025			December 31, 2024			March 31, 2024
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	($ in thousands)
Loan portfolio:
Loans held for sale	$998			$3,145			$9,662
Loans held for investment	5,213,188			4,855,794			4,149,750
Total loans	$5,214,186	$118,740	9.11%	$4,858,939	$113,484	9.34%	$4,159,412	$90,529	8.71%

Debt:
Warehouse facilities	$433,790	$8,505	7.84%	$341,596	$7,178	8.41%	$267,559	$6,392	9.56%
Securitized debt	4,387,277	66,583	6.07%	4,117,512	61,306	5.96%	3,486,173	49,283	5.65%
Total debt - portfolio related	4,821,067	75,088	6.23%	4,459,108	68,484	6.14%	3,753,732	55,675	5.93%
Corporate debt	290,000	6,142	8.47%	290,000	6,143	8.47%	261,552	5,380	8.23%
Total debt	$5,111,067	$81,230	6.36%	$4,749,108	$74,627	6.29%	$4,015,284	$61,055	6.08%

Net interest spread - portfolio related (2)			2.88%			3.20%			2.77%
Net interest margin - portfolio related			3.35%			3.70%			3.35%

Net interest spread - total company (3)			2.75%			3.06%			2.62%
Net interest margin - total company			2.88%			3.20%			2.83%
(1)
Annualized.
(2)
Net interest spread - portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)
Net interest spread - total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.

Charge-Offs

Our annualized charge-offs rate over average loans held for investment carried at amortized cost for the three months ended March 31, 2025 remained minimal at 0.18% as compared to 0.11% and 0.07% for the three months ended December 31, 2024 and March 31, 2024, respectively. The charge-offs rate reflects year-to-date annualized charge-offs as a percentage of average loans held for investment at amortized cost, for the respective quarters. We do not record charge-offs on loans carried at estimated fair value and loans held for sale.

Return on Average Equity

Pre-tax return on average equity and return on average equity reflect income before income taxes and net income including income attributable to noncontrolling interest, respectively, as a percentage of the monthly average total stockholders’ equity including noncontrolling interest over the specified period. Pre-tax return on average equity and return on average equity decreased during the quarter ended March 31, 2025 as compared to the quarters ended December 31, 2024 and March 31, 2024 and was impacted by the increase in average stockholders' equity resulting from 1,569,255 shares issued under the ATM program for net proceeds of $28.8 million during the quarter ended March 31, 2025.

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
	($ in thousands)
Income before income taxes (A)	$26,893	$32,038	$23,236
Net income (B)	18,648	20,805	17,333

Monthly average balance:
Stockholders' equity (C)	534,940	498,887	447,613

Pre-tax return on average equity (A)/(C) (1)	20.1%	25.7%	20.8%

Return on average equity (B)/(C) (1)	13.9%	16.7%	15.5%
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

Interest Expense — Portfolio Related

Portfolio related interest expense is incurred on the debt we obtained to fund our loan origination and portfolio activities and consists of our warehouse facilities and securitized debt. Portfolio related interest expense also includes the amortization of other comprehensive income or loss from terminated derivative instruments, amortization of expenses incurred as a result of issuing the debt when the debt is carried at amortized cost. Other comprehensive income or loss, and deferred debt issuance costs are amortized using the level yield method. Key drivers of interest expense include the debt amounts outstanding, interest rates, other comprehensive income or loss from terminated derivative instruments, and the mix of our securitized debt and warehouse liabilities.

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

Unrealized Gain (Loss) on Fair Value Loans. We have elected to apply fair value option accounting to all our originated mortgage loans on a go-forward basis beginning October 1, 2022. We have elected to account for certain purchased distressed loans at fair value using FASB ASC Topic 825, Financial Instruments (ASC 825). We regularly estimate the fair value of these loans. Changes in fair value, subsequent to initial recognition of fair value loans are reported as “Unrealized gain (loss) on fair value loans,” a component of other operating income within the Consolidated Statements of Income.

Unrealized Gain (Loss) on Mortgage Servicing Rights. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Changes in fair value are reported as “Unrealized gain (loss) on mortgage servicing rights,” a component of other operating income within the Consolidated Statements of Income.

Unrealized Gain (Loss) on Fair Value Securitized Debt. We have elected to apply fair value option accounting to securitized debt issued effective January 1, 2023 when the underlying collateral is also carried at fair value. We regularly estimate the fair value of securitized debt. Changes in fair value subsequent to initial recognition of fair value securitized debt are reported as “Unrealized gain (loss) on fair value securitized debt,” a component of other operating income within the Consolidated Statements of Income.

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

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Interest income	$118,740	$90,529
Interest expense - portfolio related	75,088	55,675
Net interest income - portfolio related	43,652	34,854
Interest expense - corporate debt	6,142	5,380
Net interest income	37,510	29,474
Provision for credit losses	1,872	1,002
Net interest income after provision for credit losses	35,638	28,472
Other operating income	33,446	25,775
Total operating expenses	42,190	31,011
Income before income taxes	26,894	23,236
Income tax expense	8,246	5,903
Net income	18,648	17,333
Net income (loss) attributable to noncontrolling interest	(239)	82
Net income attributable to Velocity Financial, Inc.	$18,887	$17,251

Net Interest Income — Portfolio Related

	Three Months Ended March 31,
	2025	2024	$ Change
	(In thousands)
Interest income	$118,740	$90,529	$28,211
Interest expense - portfolio related	75,088	55,675	19,413
Net interest income - portfolio related	$43,652	$34,854	$8,798

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income increased to $43.7 million from $34.9 million for the three months ended March 31, 2025 and 2024, respectively.

Interest Income. Interest income increased by $28.2 million to $118.7 million for the three months ended March 31, 2025, compared to $90.5 million for the three months ended March 31, 2024, attributable to higher average loan portfolio balances and yield. For the three months ended March 31, 2025, the average loan yield was 9.11% compared to 8.71% for the three months ended March 31, 2024.

The following table distinguishes between the change in interest income attributable to change in average loan balance (volume) and the change in interest income attributable to a change in annualized yield (rate) for the three months ended March 31, 2025 and 2024.

	Average Loans	Interest Income	Average Yield(1)
	(In thousands)
Three months ended March 31, 2025	$5,214,186	$118,740	9.11%
Three months ended March 31, 2024	4,159,412	90,529	8.71%
Volume variance	1,054,774	22,957
Rate variance		5,254	0.40%
Total interest income variance		28,211
(1)
Annualized

Interest Expense — Portfolio Related. Portfolio related interest expense, which consists of interest incurred on our warehouse facilities and securitized debt, increased to $75.1 million for the three months ended March 31, 2025 from $55.7 million for the three months ended March 31, 2024, primarily attributable to a higher loan portfolio being financed and increased interest rates.

The following table presents information regarding the portfolio related interest expense and distinguishes between the change in interest expense attributable to changes in the average outstanding debt balance (volume) and change in cost of funds (rate) for the three months ended March 31, 2025 and 2024.

	Average Debt(1)	Interest Expense	Cost of Funds(2)
	(In thousands)
Three months ended March 31, 2025	$4,821,067	$75,088	6.23%
Three months ended March 31, 2024	3,753,732	55,675	5.93%
Volume variance	1,067,335	15,831
Rate variance		3,582	0.30%
Total interest expense variance		19,413
(1)
Includes securitized debt and warehouse agreements
(2)
Annualized

Net Interest Income After Provision for Credit Losses

	Three Months Ended March 31,
	2025	2024	$ Change
	(In thousands)
Net interest income - portfolio related	$43,652	$34,854	$8,798
Interest expense - corporate debt	6,142	5,380	762
Net interest income	37,510	29,474	8,036
Provision for credit losses	1,872	1,002	870
Net interest income after provision for credit losses	$35,638	$28,472	$7,166

Interest Expense — Corporate Debt. Corporate debt interest expense increased to $6.1 million for the three months ended March 31, 2025, compared to $5.4 million for the three months ended March 31, 2024, primarily due to the issuance of $75.0 million of additional secured debt in February 2024.

Provision for Credit Losses. Our provision for credit losses increased to $1.9 million for the three months ended March 31, 2025 from $1.0 million for the three months ended March 31, 2024 primarily due to higher reserves for nonperforming loans and an increase in macroeconomic reserves.

Other Operating Income

The $7.7 million increase in total other operating income for the three months ended March 31, 2025 was mainly due to increased origination fee income and the net increase in unrealized gains from fair value marks.

	Three Months Ended March 31,
	2025	2024	$ Change
	(In thousands)
Gain on disposition of loans	$2,834	$1,699	$1,135
Unrealized gain on fair value loans	34,836	18,925	15,911
Unrealized loss on fair value securitized debt	(13,682)	(2,318)	(11,364)
Unrealized gain (loss) on mortgage servicing rights	(1,081)	444	(1,525)
Origination fee income	8,679	4,986	3,693
Interest income on cash balance	1,339	1,631	(292)
Other income	521	408	113
Total other operating income	$33,446	$25,775	$7,671

Gain on Disposition of Loans. Gain on disposition of loans increased by $1.1 million to $2.8 million for the three months ended March 31, 2025 compared to $1.7 million for the three months ended March 31, 2024 primarily due to an increase in gain on transfer to REO upon foreclosure.

Unrealized Gain on Fair Value Loans. Unrealized gain on fair value loans increased by $15.9 million to $34.8 million for the three months ended March 31, 2025 compared to $18.9 million for the three months ended March 31, 2024. The increase was mainly driven by new loan originations.

Unrealized Loss on Fair Value Securitized Debt. Unrealized loss on fair value securitized debt increased by $11.4 million to $13.7 million for the three months ended March 31, 2025 from $2.3 million for the three months ended March 31, 2024. The increase in unrealized loss on fair value securitized debt was primarily attributable to a decrease in market interest rates.

Unrealized Gain (Loss) on Mortgage Servicing Rights. Unrealized loss on mortgage servicing rights was $1.1 million for the three months ended March 31, 2025 as compared to an unrealized gain of $0.4 million for the three months ended March 31, 2024. The increase in unrealized loss on mortgage servicing rights was mainly driven by a decrease in the loan servicing portfolio resulting from loan payoffs and paydowns, and an increase in prepayment rate from December 31, 2024.

Origination Fee Income. Origination fee income increased by $3.7 million to $8.7 million for the three months ended March 31, 2025 compared to $5.0 million for the three months ended March 31, 2024. The increase was primarily due to higher loan originations.

Interest Income on Cash Balance. Interest income on cash balance decreased by $0.3 million to $1.3 million for the three months ended March 31, 2025 compared to $1.6 million for the three months ended March 31, 2024. The decrease was primarily attributable to a decrease in interest rates.

Other Income. Other income increased to $0.5 million for the three months ended March 31, 2025 compared to $0.4 million for the three months ended March 31, 2024. The increase was driven by higher servicing fee income from an increase in our loan servicing portfolio.

Operating Expenses

Operating expenses are presented in the following table. Changes in operating expenses comparing to the same period prior year are discussed below.

	Three Months Ended March 31,
	2025	2024	$ Change
	(In thousands)
Compensation and employee benefits	$21,684	$15,357	$6,327
Origination expenses	838	646	192
Securitization expenses	4,043	2,874	1,169
Loan servicing	8,008	4,824	3,184
Professional fees	1,783	2,115	(332)
Rent and occupancy	275	498	(223)
Real estate owned, net	3,029	2,455	574
Other operating expenses	2,530	2,242	288
Total operating expenses	$42,190	$31,011	$11,179

Compensation and Employee Benefits. Compensation and employee benefits increased by $6.3 million to $21.7 million for the three months ended March 31, 2025 compared to $15.4 million for the three months ended March 31, 2024. The increase was mainly driven by higher commissions expense as our loan originations increased.

Origination Expenses. Origination expenses increased by $0.2 million to $0.8 million for the three months ended March 31, 2025 from $0.6 million for the three months ended March 31, 2024. The increase in origination expenses was due to higher loan originations in the three months ended March 31, 2025.

Securitization Expenses. Securitization expenses were $4.0 million for the three months ended March 31, 2025 compared to $2.9 million for the three months ended March 31, 2024. The increase in securitization expenses resulted from higher issuance costs associated with a larger securitization in the first quarter of 2025 as compared to the same period prior year.

Loan Servicing. Loan servicing expenses increased to $8.0 million for the three months ended March 31, 2025 from $4.8 million for the three months ended March 31, 2024 primarily due to servicing advance expenses and the growth in our portfolio.

Professional Fees. Professional fees decreased to $1.8 million for the three months ended March 31, 2025 compared to $2.1 million for the three months ended March 31, 2024 primarily due to a decrease in legal expenses.

Rent and Occupancy. Rent and occupancy expenses decreased to $0.3 million for the three months ended March 31, 2025 compared to $0.5 million for the three months ended March 31, 2024 as a result of new leases.

Real Estate Owned, Net. Net expenses of real estate owned increased to $3.0 million for the three months ended March 31, 2025 from $2.5 million for the three months ended March 31, 2024, mainly due to the increase in REOs and higher valuation adjustments.

Other Operating Expenses. Other operating expenses increased to $2.5 million for the three months ended March 31, 2025 from $2.2 million for the three months ended March 31, 2024 mainly due to increases in information technology maintenance, marketing, and travel expenses.

Income Tax Expense. Income tax expense was $8.2 million and $5.9 million for the three months ended March 31, 2025 and 2024, respectively. Our annual consolidated effective tax rates were 30.4% and 28.4% for the years 2025 and 2024, respectively.

Quarterly Results of Operations

The following table sets forth certain unaudited financial information for each of the last eight completed fiscal quarters. The quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

	Three Months Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
	($ in thousands)
	(Unaudited)
Interest income	$118,740	$113,484	$105,070	$97,760	$90,529	$86,269	$79,088	$74,897
Interest expense - portfolio related	75,088	68,484	63,871	59,188	55,675	51,405	47,583	45,451
Net interest income - portfolio related	43,652	45,000	41,199	38,572	34,854	34,864	31,505	29,446
Net interest margin - portfolio related	3.35%	3.70%	3.60%	3.54%	3.35%	3.52%	3.34%	3.24%
Interest expense - corporate debt	6,142	6,143	6,143	6,155	5,380	4,140	4,138	4,139
Net interest income	37,510	38,857	35,056	32,417	29,474	30,724	27,367	25,307
Net interest margin - total company	2.88%	3.20%	3.06%	2.98%	2.83%	3.10%	2.90%	2.78%
Provision for (reversal of) credit losses	1,872	22	(69)	218	1,002	827	154	298
Net interest income after provision for (reversal of) credit losses	35,638	38,835	35,125	32,199	28,472	29,897	27,213	25,009
Other operating income	33,446	32,330	20,732	22,561	25,775	21,670	17,360	14,037
Operating expenses	42,190	39,127	34,613	34,887	31,011	29,260	27,334	22,222
Income before income taxes	26,894	32,038	21,244	19,873	23,236	22,307	17,239	16,824
Income tax expense	8,246	11,233	5,627	5,162	5,903	5,141	5,070	4,602
Net income	18,648	20,805	15,617	14,711	17,333	17,166	12,169	12,222
Net income (loss) attributable to noncontrolling interest	(239)	218	(186)	(67)	82	(189)	83	39
Net income attributable to Velocity Financial, Inc.	$18,887	$20,587	$15,803	$14,778	$17,251	$17,355	$12,086	$12,183

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

Cash and Cash Equivalents

Our total liquidity plus available warehouse capacity, including Century's revolving credit line, was $313.8 million as of March 31, 2025, comprised of $238.2 million in available warehouse capacity, $51.7 million in cash, and $23.9 million in available borrowings from unencumbered loans.

We had cash of $51.7 million and $34.8 million, excluding restricted cash of $22.8 million and $24.2 million as of March 31, 2025 and 2024, respectively.

Cash Flows

The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(In thousands)
Cash provided by (used in):
Operating activities	$3,536	$10,581
Investing activities	(401,413)	(212,444)
Financing activities	401,508	198,981
Net change in cash, cash equivalents, and restricted cash	$3,631	$(2,882)

Cash flows from operating activities primarily includes net income adjusted for: (1) cash used for origination of held for sale loans and the related cash proceeds from the sales of such loans, (2) non-cash items including valuation changes, provision for credit losses, discount accretion, and amortization of debt issuance discount and costs, and (3) changes in the balances of operating assets and liabilities.

For the three months ended March 31, 2025, our net cash provided by operating activities consisted mainly of $18.6 million in net income and $13.7 million change in valuation of securitized debt at fair value, offset by $34.8 million change in valuation of loans carried at fair value.

For the three months ended March 31, 2025, our net cash used in investing activities consisted mainly of $635.5 million in cash used to originate loans held for investment at fair value, partially offset by $228.3 million in cash received from payoffs of loans held for investment.

For the three months ended March 31, 2025, our net cash provided by financing activities consisted mainly of $819.5 million in borrowings from our warehouse and repurchase facilities, $415.7 million in proceeds from issuing securitized debt and $28.8 million in net proceeds from issuance of common stocks. The cash generated was offset by repayments of $597.7 million and $262.3 million, on our warehouse and repurchase facilities and securitized debt, respectively.

During the three months ended March 31, 2025 and 2024, we generated approximately $3.6 million and used $2.9 million, respectively, of net cash and cash equivalents on operating, investing and financing activities.

Warehouse Facilities

As of March 31, 2025, we had five non-mark-to-market warehouse facilities, one mark-to-market warehouse facility, and one modified mark-to-market warehouse facility to support our loan origination and acquisition facilities. The maturity of our warehouse facilities ranges from one to three years. The borrowings are collateralized primarily by performing loans. All warehouse facilities are based on SOFR, plus margins ranging from 1.60% to 4.50%. Borrowing under these facilities was $571.8 million with $238.2 million of available capacity as of March 31, 2025.

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

All borrower payments on loans financed under the warehouse facilities are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities. The warehouse facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to-net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization of interest expense. If we fail to meet any of the covenants, or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of March 31, 2025, we were in compliance with these covenants.

Securitized debt

From May 2011 through March 2025, we have completed 38 transactions, issuing $8.3 billion in principal amount of securities to third parties. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The following table summarizes the securities issued, securities retained by us at the time of the securitization, and as of March 31, 2025 and December 31, 2024, and the stated maturity for each securitized debt. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 10% to 30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

		Securities Retained as of
Trusts	Securities Issued	Issuance Date	March 31, 2025	December 31, 2024	Stated Maturity Date
	(In thousands)
2017-2 Trust	$245,601	$12,927	$2,416	$2,416	October 2047
2018-1 Trust	176,816	9,308	1,602	1,602	April 2048
2018-2 Trust	307,988	16,210	2,656	2,698	October 2048
2019-1 Trust	235,580	12,399	2,482	—	March 2049
2019-2 Trust	207,020	10,901	2,109	—	July 2049
2019-3 Trust	154,419	8,127	2,091	—	October 2049
2020-1 Trust	248,700	13,159	4,252	—	February 2050
2021-1 Trust	251,301	13,227	7,594	—	May 2051
2021-2 Trust	194,918	10,260	—	—	August 2051
2021-3 Trust	204,205	—	—	—	October 2051
2021-4 Trust	319,116	—	—	—	December 2051
2022-1 Trust	273,594	5,015	3,691	3,876	February 2052
2022-2 Trust	241,388	11,202	9,246	9,246	March 2052
2022-MC1 Trust	84,967	40,911	48,899	47,936	May 2047
2022-3 Trust	296,323	18,914	18,379	15,489	May 2052
2022-4 Trust	308,357	25,190	19,744	10,362	July 2052
2022-5 Trust	188,754	65,459	16,443	12,649	October 2052
2023-1 Trust	198,715	41,593	22,589	4,043	December 2052
2023-1R Trust (1)	64,833	66,228	—	66,228	October 2025
2023-2 Trust	202,210	24,229	3,357	6,714	April 2053
2023-RTL1 Trust	81,608	4,296	4,296	4,296	July 2028
2023-3 Trust	234,741	28,718	—	9,146	July 2053
2023-4 Trust	202,890	26,623	3,995	3,995	November 2053
2024-1 Trust	209,862	11,278	—	11,229	January 2054
2024-2 Trust	286,235	8,853	8,767	8,767	April 2054
2024-3 Trust	204,599	5,255	5,211	5,211	June 2054
2024-4 Trust	253,612	3,080	3,064	3,064	July 2054
2024-5 Trust	292,880	7,510	7,481	7,481	October 2054
2024-6 Trust	293,895	7,690	7,627	7,687	December 2054
2025-1 Trust	342,791	8,790	8,779	—	February 2055
Total	$6,807,918	$517,352	$216,770	$244,135
(1)
2023-1R was collapsed in March 2025, the Company continued to retain the securities owned by this trust after the outstanding debt balance was paid off.

The following table summarizes outstanding bond balances for each securitized debt as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(In thousands)
2017-2 Trust	$31,786	$33,012
2018-1 Trust	23,452	24,482
2018-2 Trust	55,604	59,091
2019-1 Trust	57,696	60,459
2019-2 Trust	44,334	46,872
2019-3 Trust	44,746	46,827
2020-1 Trust	88,265	91,135
2021-1 Trust	146,536	152,995
2021-2 Trust	120,071	125,391
2021-3 Trust	132,082	136,510
2021-4 Trust	204,304	214,284
2022-1 Trust	207,933	217,190
2022-2 Trust	188,190	191,764
2022-MC1 Trust	6,031	12,041
2022-3 Trust	226,040	234,647
2022-4 Trust	221,499	232,064
2022-5 Trust	169,359	132,519
2023-1 Trust	148,803	144,724
2023-1R Trust (1)	—	38,508
2023-2 Trust	150,964	157,198
2023-RTL1 Trust	63,163	81,608
2023-3 Trust	186,260	195,799
2023-4 Trust	168,737	181,307
2024-1 Trust	172,104	178,234
2024-2 Trust	244,591	260,500
2024-3 Trust	187,913	191,583
2024-4 Trust	231,625	243,945
2024-5 Trust	279,527	290,552
2024-6 Trust	285,272	293,767
2025-1 Trust	342,353	—
Total	$4,429,240	$4,269,008
(1)
The outstanding bond balance associated with 2023-1R was paid off when it was collapsed in March 2025.

As of March 31, 2025 and December 31, 2024, the weighted average rates on the securities and certificates for the Trusts were as follows:

	March 31, 2025	December 31, 2024
2017-2 Trust	4.14%	4.09%
2018-1 Trust	4.28	4.13
2018-2 Trust	4.49	4.47
2019-1 Trust	4.13	4.07
2019-2 Trust	3.45	3.41
2019-3 Trust	3.27	3.30
2020-1 Trust	2.88	2.88
2021-1 Trust	1.76	1.76
2021-2 Trust	2.03	2.04
2021-3 Trust	2.47	2.47
2021-4 Trust	3.27	3.25
2022-1 Trust	3.93	3.94
2022-2 Trust	5.07	5.06
2022-MC1 Trust	6.85	6.90
2022-3 Trust	5.70	5.72
2022-4 Trust	6.21	6.21
2022-5 Trust	7.11	7.04
2023-1 Trust	7.08	7.02
2023-1R Trust (1)	13.75	7.57
2023-2 Trust	7.64	7.33
2023-RTL1 Trust	8.29	8.24
2023-3 Trust	8.04	7.94
2023-4 Trust	8.30	8.33
2024-1 Trust	7.93	7.75
2024-2 Trust	7.11	7.11
2024-3 Trust	7.22	7.20
2024-4 Trust	7.29	7.08
2024-5 Trust	6.15	6.14
2024-6 Trust	6.15	5.92
2025-1 Trust	6.73	—
(1)
The higher weighted average rate for the three months ended March 31, 2025 resulted from expenses paid to collapse 2023-1R in March 2025.

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

For the three months ended March 31, 2025 and 2024, 1,569,255 and 9,537 shares of common stock were sold under the ATM Program for net proceeds of $28.8 million and $154.1 thousand, respectively.

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

As of March 31, 2025, we maintained warehouse facilities to finance our investor real estate loans and had approximately $571.8 million in outstanding borrowings with $238.2 million of available capacity under our warehouse and repurchase facilities.

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

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Forward-looking statements may contain expectations regarding our operations, including our loan originations, our ability to resolve non-performing loans and avoid losses on non-performing loans and the disposition of REOs and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future funding and development of our business and products, including the future results of our at-the-market equity offering program. Although we believe that the expectations reflected in these forward-looking statements have a reasonable basis, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this Quarterly Report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

•
the description of our business contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and filed with the Securities and Exchange Commission on March 12, 2025

•
the discussion of our analysis of financial condition and results of operations contained in this Quarterly Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
•
the notes to the consolidated financial statements contained in this Quarterly Report
•
cautionary statements we make in our public documents, reports and announcements

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 27, 2025, warrants to purchase an aggregate of 1,339,166 shares of our common stock were exercised on a net settlement basis, and settled on April 2, 2025, resulting in a net issuance of 1,080,338 shares of our common stock after the withholding and transfer of an aggregate of 258,828 shares of our common stock into our treasury account. The number of shares of our common stock netted was determined using the last sale price of our common stock on March 27, 2025 pursuant to the terms of such warrants. Of such exercised warrants, 892,777 had an exercise price of $2.96 per share and 446,389 had an exercise price of $4.94 per share. The issuance of common stock upon exercise of the warrants was conducted in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) and Section 4(a)(2) thereof, based on the terms of the exercise and other relevant facts.

The following table provides information on common stock purchases made by us during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 2025	99,355	$18.72	—	$—
February 2025	16,241	18.56	—	—
March 2025	—	—	—	—
Total	115,596	$18.70	—	$—
(2)
Shares purchased during the period represents shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting or exercise of stock-based awards.
(3)
The Company currently does not have a common stock repurchase program.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements and Policies

On March 18, 2025, Jeffrey T. Taylor, our Executive Vice President, Capital Markets, adopted a Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) with respect to the sale of up to an aggregate of 21,250 shares of our common stock. The plan will expire June 30, 2026, subject to early termination for certain specified events as set forth in the plan.

On March 20, 2025, Mark R. Szczepaniak, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) with respect to the sale of up to an aggregate of 18,870 shares of our common stock. The plan will expire June 30, 2026, subject to early termination for certain specified events as set forth in the plan.

Item 6. Exhibits.

The exhibits below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Conversion	8-K	001-39183	3.1	1/22/2020

3.2	Restated Certificate of Incorporation of Velocity Financial, Inc.	8-K	001-39183	3	5/23/2022

3.3	Amended and Restated Bylaws of Velocity Financial, Inc.	8-K	001-39183	3.2	3/25/2022

4.1	Form of Stock Certificate for Common Stock	S-1	333-234250	4.1	10/18/2019

4.2	Form of Warrant to Purchase Common Stock	8-K	001-39183	4.1	4/7/2020

4.3	Description of the Registrant’s Securities	10K	001-39183	4.3	4/7/2020

10.1	Stockholders Agreement, dated as of January 16, 2020	10-K	001-39183	10.1	4/7/2020

10.2	Registration Rights Agreement, dated as of January 16, 2020	10-K	001-39183	10.2	4/7/2020

10.3	Registration Rights Agreement, dated as of April 7, 2020	8-K	333-234250	10.1	4/7/2020

10.4	Securities Purchase Agreement among Velocity Financial, Inc. and the Purchasers Party thereto dated April 5, 2020	8-K	001-39183	10.1	4/6/2020

10.5	Velocity Financial, Inc. Employee Stock Purchase Plan*	DEF 14A	001-39183	AII	4/8/2022

10.6	Amended and Restated Velocity Financial, Inc. 2020 Omnibus Incentive Plan*	DEF 14A	001-39183	AI	4/8/2022

10.7	Form of Nonqualified Stock Option Award Notice and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.6	1/6/2020

10.8	Form of Nonqualified Stock Option Award Notice and Agreement (Director Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.7	1/6/2020

10.9	Form of Nonqualified Stock Option Award Notice and Agreement (Executive Officer Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.8	1/6/2020

10.10	Form of Restricted Stock Unit Grant and Agreement (Director Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.9	1/6/2020

10.11	Form of Restricted Stock Unit Grant and Agreement (Standard Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.10	1/6/2020

10.12	Form of Restricted Stock Grant and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.11	1/6/2020

10.13	Velocity Financial 2025 Annual Cash Incentive and Performance Stock Units Programs for Messrs. Farrar, Szczepaniak and Taylor*	8-K	001-39183	-	1/22/2025

10.14	Form of Equity Distribution Agreement, dated May 3, 2024	8-K	001-39183	1.1	5/3/2024

10.15	Form of Amendment No. 1 to Equity Distribution Agreement, dated December 12, 2024	10-K	001-39183	10.15	3/12/2025

10.16	Form of Officer and Director Indemnity Agreement*	S-1/A	333-234250	10.37	11/6/2019

10.17	Form of Performance Stock Unit Grant and Agreement*	10-K	001-39183	10.16	3/15/2024

10.18	Note Purchase Agreement Dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association, as collateral agent, and the respective purchasers of the Notes.	8-K	001-39183	10.1	3/16/2022

10.19	Security Agreement, dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association, as collateral agent.	8-K	001-39183	10.2	3/16/2022

10.20	Velocity Financial, Inc. Incentive Compensation Clawback Policy*	8-K	001-39183	99	2/7/2024

10.21	Form of Note Purchase Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association, as Collateral Agent and the respective purchasers of the Notes.	8-K	001-39183	10.1	2/6/2024

10.22	Security Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association.	8-K	001-39183	10.2	2/6/2024

10.23	Equal Priority Intercreditor Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association as the 2027 Notes Collateral Agent and U.S. Bank Trust Company, National Association as the 2029 Notes Collateral Agent.	8-K	001-39183	10.3	2/6/2024

10.24	Form of Amendment No. 2 to Equity Distribution Agreement, dated April 11, 2025	-	-	-	-

19.1	Securities Trading Policy	10-K	001-39183	19.1	3/12/2025

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (ii) the Consolidated Statements of Income for the three months ended March 31, 2025 and 2024, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 and (v) the Notes to unaudited Consolidated Financial Statements.

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

VELOCITY FINANCIAL, INC.

Date: May 1, 2025	By:	/s/ Christopher D. Farrar
Christopher D. Farrar
Chief Executive Officer

Date: May 1, 2025	By:	/s/ Mark R. Szczepaniak
Mark R. Szczepaniak
Chief Financial Officer