Form 10-Q
period 2025-06-30
Velocity Financial, Inc.
filed 2025-08-08
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 38,438,579 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$79,559	$49,901
Restricted cash	17,630	20,929
Loans held for investment, at amortized cost (net of allowance for credit losses of $4,882 and $4,174 as of June 30, 2025 and December 31, 2024, respectively)	2,226,720	2,420,116
Loans held for investment, at fair value	3,826,505	2,766,951
Total loans, net	6,053,225	5,187,067
Accrued interest receivables	42,108	35,235
Receivables due from servicers	142,231	123,494
Other receivables	2,006	1,359
Real estate owned, net	93,387	68,000
Property and equipment, net	1,539	1,650
Deferred tax asset	12,488	13,612
Mortgage servicing rights, at fair value	12,940	13,712
Goodwill	6,775	6,775
Other assets	11,992	5,674
Total assets	$6,475,880	$5,527,408

LIABILITIES
Accounts payable and accrued expenses	$164,935	$147,814
Secured financing, net	285,756	284,833
Securitized debt, at amortized cost	1,859,750	2,019,056
Securitized debt, at fair value	3,232,769	2,207,408
Warehouse and repurchase facilities, net	331,057	348,082
Derivative liability	560	—
Total liabilities	5,874,827	5,007,193
Commitments and contingencies
EQUITY
Common stock ($0.01 par value, 100,000,000 shares authorized; 38,887,827 and 33,761,147 shares issued, 38,289,087 and 33,545,585 shares outstanding as of June 30, 2025 and December 31, 2024, respectively)	390	339
Additional paid-in capital	368,527	322,954
Retained earnings	242,209	197,325
Treasury stock, at cost (598,740 and 215,562 common shares as of June 30, 2025 and December 31, 2024, respectively)	(10,024)	(2,869)
Accumulated other comprehensive loss	(3,207)	(805)
Total Velocity Financial, Inc. stockholders' equity	597,895	516,944
Noncontrolling interest in subsidiary	3,158	3,271
Total equity	601,053	520,215
Total liabilities and equity	$6,475,880	$5,527,408

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

The following table represents the assets and liabilities of consolidated variable interest entities:

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Restricted cash	$13,194	$9,847
Loans held for investment, at amortized cost	2,219,159	2,395,394
Loans held for investment, at fair value	3,287,230	2,264,641
Accrued interest and other receivables	177,685	145,891
Real estate owned, net	93,387	57,838
Deferred tax asset	1,081	272
Total assets	$5,791,736	$4,873,883

LIABILITIES
Accounts payable and accrued expenses	$118,471	$96,895
Securitized debt	5,092,519	4,226,464
Total liabilities	$5,210,990	$4,323,359

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$135,567	$97,760	$254,307	$188,289
Interest expense — portfolio related	81,838	59,188	156,926	114,863
Net interest income — portfolio related	53,729	38,572	97,381	73,426
Interest expense — corporate debt	6,143	6,155	12,285	11,535
Net interest income	47,586	32,417	85,096	61,891
Provision for credit losses	1,598	218	3,470	1,219
Net interest income after provision for credit losses	45,988	32,199	81,626	60,672
Other operating income
Gain on disposition of loans	6,286	3,168	9,120	4,865
Unrealized gain on fair value loans	29,906	17,123	64,742	36,049
Unrealized loss on fair value securitized debt	(7,584)	(4,643)	(21,266)	(6,961)
Unrealized gain (loss) on mortgage servicing rights	309	(373)	(772)	71
Origination fee income	8,936	5,072	17,615	10,058
Interest income on cash balance	1,505	1,731	2,844	3,362
Other income	489	483	1,010	892
Total other operating income	39,847	22,561	73,293	48,336
Operating expenses
Compensation and employee benefits	22,605	16,562	44,289	31,919
Origination expenses	1,193	749	2,031	1,395
Securitization expenses	11,521	6,232	15,564	9,106
Loan servicing	8,205	5,160	16,213	9,984
Professional fees	1,992	1,718	3,775	3,833
Rent and occupancy	298	617	573	1,115
Real estate owned, net	3,298	1,355	6,327	3,811
Other operating expenses	2,801	2,494	5,331	4,735
Total operating expenses	51,913	34,887	94,103	65,898
Income before income taxes	33,922	19,873	60,816	43,110
Income tax expense
Federal	5,928	3,675	11,778	7,837
State	1,824	1,487	4,220	3,229
Total income tax expense	7,752	5,162	15,998	11,066
Net income	26,170	14,711	44,818	32,044
Net income (loss) attributable to noncontrolling interest	173	(67)	(66)	15
Net income attributable to Velocity Financial, Inc.	$25,997	$14,778	$44,884	$32,029
Less undistributed earnings attributable to unvested restricted stock awards	286	182	523	394
Net earnings attributable to common stockholders	$25,711	$14,596	$44,361	$31,635
Earnings per common share
Basic	$0.69	$0.45	$1.25	$0.97
Diluted	$0.69	$0.42	$1.20	$0.90
Weighted average common shares outstanding
Basic	37,194	32,585	35,450	32,563
Diluted	37,790	35,600	37,309	35,519

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to Velocity Financial, Inc.	$25,997	$14,778	$44,884	$32,029
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on cash flow hedges arising during the period	(1,613)	909	(2,669)	2,800
Reclassification adjustments included in net income	205	(105)	267	8
Total other comprehensive income (loss), net of tax	(1,408)	804	(2,402)	2,808
Total comprehensive income attributable to Velocity Financial, Inc.	$24,589	$15,582	$42,482	$34,837

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands, except share data)

(Unaudited)

	Common Stock - Number of Shares			Stockholders' Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance – December 31, 2023	32,987,248	(121,412)	32,865,836	$331	$306,736	$128,906	$(1,319)	$(1,210)	$433,444	$3,429	$436,873
Issuance of common stock	9,537	—	9,537	3	152	—	—	—	155	—	155
Shares surrendered for tax withholding on vested awards	—	(79,258)	(79,258)	—	—	—	(1,284)	—	(1,284)	—	(1,284)
Restricted stock awarded and stock-based compensation expenses	189,679	—	189,679	—	1,371	—	—	—	1,371	—	1,371
Net income	—	—	—	—	—	17,251	—	—	17,251	82	17,333
Other comprehensive income	—	—	—	—	—	—	—	2,004	2,004	—	2,004
Balance – March 31, 2024	33,186,464	(200,670)	32,985,794	$334	$308,259	$146,157	$(2,603)	$794	$452,941	$3,511	$456,452
Issuance of common stock	127,733	—	127,733	1	1,500	—	—	—	1,501	—	1,501
Shares surrendered for tax withholding on vested awards	—	(14,892)	(14,892)	—	—	—	(266)	—	(266)	—	(266)
Restricted stock awarded and stock-based compensation expenses	—	—	—	—	1,565	—	—	—	1,565	—	1,565
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(20)	(20)
Net income (loss)	—	—	—	—	—	14,778	—	—	14,778	(67)	14,711
Other comprehensive income	—	—	—	—	—	—	—	804	804	—	804
Balance – June 30, 2024	33,314,197	(215,562)	33,098,635	$335	$311,324	$160,935	$(2,869)	$1,598	$471,323	$3,424	$474,747

Balance – December 31, 2024	33,761,147	(215,562)	33,545,585	$339	$322,954	$197,325	$(2,869)	$(805)	$516,944	$3,271	$520,215
Issuance of common stock	1,569,255	—	1,569,255	20	28,522	—	—	—	28,542	—	28,542
Shares surrendered for tax withholding on vested awards	—	(115,596)	(115,596)	—	—	—	(2,162)	—	(2,162)	—	(2,162)
Restricted stock awarded and stock-based compensation expenses	385,503	—	385,503	—	1,970	—	—	—	1,970	—	1,970
Net income (loss)	—	—	—	—	—	18,887	—	—	18,887	(239)	18,648
Other comprehensive loss	—	—	—	—	—	—	—	(994)	(994)	—	(994)
Balance – March 31, 2025	35,715,905	(331,158)	35,384,747	$359	$353,446	$216,212	$(5,031)	$(1,799)	$563,187	$3,032	$566,219
Issuance of common stock	3,154,630	—	3,154,630	31	13,052	—	—	—	13,083	—	13,083
Purchase of treasury stock	—	(258,828)	(258,828)	—	—	—	(4,848)	—	(4,848)	—	(4,848)
Shares surrendered for tax withholding on vested awards	—	(8,754)	(8,754)	—	—	—	(145)	—	(145)	—	(145)
Restricted stock awarded and stock-based compensation expenses	17,292	—	17,292	—	2,029	—	—	—	2,029	—	2,029
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(47)	(47)
Net income	—	—	—	—	—	25,997	—	—	25,997	173	26,170
Other comprehensive loss	—	—	—	—	—	—	—	(1,408)	(1,408)	—	(1,408)
Balance – June 30, 2025	38,887,827	(598,740)	38,289,087	$390	$368,527	$242,209	$(10,024)	$(3,207)	$597,895	$3,158	$601,053

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net income	$44,818	$32,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	270	367
Amortization of right-of-use assets	675	716
Provision for credit losses	3,470	1,219
Origination of loans held for sale	(45,809)	—
Proceeds from sales of loans held for sale	46,954	—
Net accretion of discount on purchased loans and amortization of deferred loan origination costs	1,991	2,310
Provision for uncollectible borrower advances	587	599
Gain on disposition of loans	(1,145)	(791)
Real estate acquired through foreclosure in excess of recorded investment	(7,975)	(4,074)
Amortization of debt issuance discount and costs	5,343	6,339
Change in valuation of real estate owned	4,223	2,261
Change in valuation of fair value loans	(64,742)	(36,049)
Change in valuation of mortgage servicing rights	1,223	(71)
Change in valuation of fair value securitized debt	21,266	6,961
Gain on sale of real estate owned	(1,090)	(249)
Stock-based compensation	3,999	2,936
Hedging activities	(3,404)	3,240
Deferred tax expense	2,096	648
Change in operating assets and liabilities:
Accrued interest and other receivables	(8,150)	(5,559)
Other assets	(6,159)	(5,475)
Accounts payable and accrued expenses	12,757	14,681
Net cash provided by operating activities	11,198	22,053
Cash flows from investing activities:
Purchase of loans held for investment	—	(15,114)
Origination of loans held for investment	(1,320,002)	(800,896)
Proceeds from sales of loans originally classified as held for investment	—	49,226
Payoffs of loans held for investment and loans at fair value	454,240	346,440
Proceeds from sale of real estate owned	22,537	15,956
Capitalized improvement on real estate held for sale	(19)	—
Change in advances	(2,284)	(3,143)
Change in impounds and deposits	3,075	1,315
Purchase of property and equipment	(158)	(125)
Proceeds from sale of property and equipment	—	640
Purchase of mortgage servicing rights	—	(3,580)
Net cash used in investing activities	(842,611)	(409,281)
Cash flows from financing activities:
Warehouse repurchase facilities advances	1,481,924	733,776
Warehouse repurchase facilities repayments	(1,498,852)	(831,585)
Proceeds from secured financing	—	74,311
Proceeds of securitized debt, net	1,334,657	718,079
Repayment of securitized debt	(493,337)	(286,987)
Debt issuance costs	(1,043)	(2,720)
Deferred stock issuance costs	(379)	—
Proceeds from issuance of common stock related to warrants exercised	10,908	—
Proceeds from issuance of common stock, net	31,096	1,656
Purchase of treasury stock	(7,155)	(1,550)
Distribution to non-controlling interest	(47)	(20)
Net cash provided by financing activities	857,772	404,960
Net increase in cash, cash equivalents, and restricted cash	26,359	17,732
Cash, cash equivalents, and restricted cash at beginning of period	70,830	61,927
Cash, cash equivalents, and restricted cash at end of period	$97,189	$79,659

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six Months Ended June 30,
	2025	2024
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for interest	$158,869	$115,961
Cash paid during the period for income taxes, net	18,743	15,865
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to held for sale	—	34,191
Transfer of loans held for investment to real estate owned	43,063	20,383
Transfer of accrued interest to loans held for investment	1,219	981
Transfer of loans held for sale to held for investment	—	2,612
Recognition of new leases in exchange for lease obligations	1,384	—
Deferred stock issuance costs charged against additional paid-in capital	379	1

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2017-2 Trust through and including the 2025-3 Trust, all of which are New York common law trusts, with the exception of the VCC 2025-MC1 Trust, and VCC 2025-RTL1 Trust which are Delaware statutory trusts. The Trusts are bankruptcy remote, variable interest entities (“VIEs”) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed Government National Mortgage Association (“Ginnie Mae” or “GNMA”) issuer/servicer that provides government-insured Federal Housing Administration (“FHA”) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century is a consolidated subsidiary of the Company as of completion of the acquisition. In addition, as a servicer of Ginnie Mae loans, Century is required to maintain a minimum net worth, and Century is in compliance with this requirement as of June 30, 2025.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2025 and 2024 have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The consolidated financial statements as of June 30, 2025 and December 31, 2024 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs.

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

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. In accordance with various mortgage servicing and related agreements, Century maintains escrow accounts for mortgage insurance premium, tax and insurance, working capital, sinking fund and other mortgage related escrows. The total escrow balances payable amounted to $86.6 million and $85.0 million as of June 30, 2025 and 2024, respectively. These amounts are not reflected on the Consolidated Balance Sheets of the Company.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024:

	June 30,
	2025	2024
	(In thousands)
Cash and cash equivalents	$79,559	$47,366
Restricted cash	17,630	32,293
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$97,189	$79,659

Note 5 — Loans Held for Sale at Fair Value

There were no loans held for sale at fair value as of June 30, 2025 and December 31, 2024.

Note 6 — Loans Held for Investment at Amortized Cost and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Loans Held for Investment, at Amortized Cost	Loans Held for Investment, at Fair Value	Total Loans Held for Investment
	(In thousands)
Unpaid principal balance	$2,210,304	$3,649,349	$5,859,653
Valuation adjustments on FVO loans	—	177,156	177,156
Deferred loan origination costs	21,298	—	21,298
	2,231,602	3,826,505	6,058,107
Allowance for credit losses	(4,882)	—	(4,882)
Total loans held for investment	$2,226,720	$3,826,505	$6,053,225

	December 31, 2024
	Loans Held for Investment, at Amortized Cost	Loans Held for Investment, at Fair Value	Total Loans Held for Investment
	(In thousands)
Unpaid principal balance	$2,400,720	$2,655,217	$5,055,937
Valuation adjustments on FVO loans	—	111,734	111,734
Deferred loan origination costs	23,570	—	23,570
	2,424,290	2,766,951	5,191,241
Allowance for credit losses	(4,174)	—	(4,174)
Total loans held for investment	$2,420,116	$2,766,951	$5,187,067

The following tables summarize the Unpaid Principal Balance (“UPB”) and amortized cost basis of loans in the Company's COVID-19 forbearance program for the three and six months ended June 30, 2025 and the year ended December 31, 2024:

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	UPB	%	Amortized Cost	%	UPB	%	Amortized Cost	%
	($ in thousands)
Beginning balance	$136,142		$137,465		$142,827		$144,247
Foreclosures	(1,116)		(1,124)		(1,860)		(1,876)
Repayments	(4,487)		(4,551)		(10,428)		(10,581)
Ending balance	$130,539		$131,790		$130,539		$131,790

Performing/Accruing	$98,802	75.7%	$99,762	75.7%	$98,802	75.7%	$99,762	75.7%

Nonperforming/Nonaccrual	$31,737	24.3%	$32,028	24.3%	$31,737	24.3%	$32,028	24.3%

	Year Ended December 31, 2024
	UPB	%	Amortized Cost	%
	($ in thousands)
Beginning balance	$174,571		$176,515
Foreclosures	(5,292)		(5,416)
Repayments	(26,452)		(26,852)
Ending balance	$142,827		$144,247

Performing/Accruing	$102,769	72.0%	$103,790	72.0%

Nonperforming/Nonaccrual	$40,058	28.0%	$40,457	28.0%

Since April 1, 2020, the inception of the COVID-19 forbearance program, the Company has modified $413.9 million in UPB of loans, which includes capitalized interest of $15.7 million. As of June 30, 2025, $279.0 million in UPB of modified loans has been paid down, which includes $6.6 million of capitalized interest received.

Approximately 75.7% and 72.0% of the COVID forbearance loans in UPB were performing, and 24.3% and 28.0% were on nonaccrual status as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025 and December 31, 2024, the gross unpaid principal balances of loans held for investment pledged as collateral for the Company’s warehouse facilities and securitized debt issued were as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
The 2013 repurchase agreement	$165,810	$133,577
The 2021/2024 repurchase agreements	111,727	148,676
The 2021 term repurchase agreement	42,161	74,324
The 2023 repurchase agreement	89,971	42,613
The 2024 bank credit agreement	22,526	23,330
Total pledged loans	$432,195	$422,520

2017-2 Trust	$34,043	$39,231
2018-1 Trust	25,780	28,564
2018-2 Trust	54,959	62,845
2019-1 Trust	63,072	71,521
2019-2 Trust	46,940	52,417
2019-3 Trust	47,082	52,177
2020-1 Trust	88,129	98,858
2021-1 Trust	151,683	162,750
2021-2 Trust	123,877	130,363
2021-3 Trust	128,093	136,891
2021-4 Trust	206,187	219,907
2022-1 Trust	211,173	222,909
2022-2 Trust	190,945	201,363
2022-MC1 Trust	—	58,133
2022-3 Trust	235,592	253,621
2022-4 Trust	234,976	254,668
2022-5 Trust	166,018	187,078
2023-1 Trust	162,754	180,941
2023-2 Trust	137,895	165,155
2023-3 Trust	169,258	200,943
2023-RTL1 Trust	—	85,530
2023-4 Trust	159,357	185,013
2024-1 Trust	159,217	188,638
2024-2 Trust	235,783	271,542
2024-3 Trust	183,297	198,640
2024-4 Trust	223,432	248,788
2024-5 Trust	277,735	293,881
2024-6 Trust	283,011	299,216
2025-1 Trust	341,853	—
2025-RTL1 Trust	117,213	—
2025-2 Trust	383,111	—
2025-MC1 Trust	112,392	—
2025-3 Trust	390,039	—
Total	$5,344,896	$4,551,583

(a)
Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment, excluding loans carried at fair value, that were nonperforming and on nonaccrual status as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Total Nonaccrual	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Allowance for Loans Individually Evaluated
	(In thousands)
Commercial - Purchase	$33,716	$32,960	$756	$79
Commercial - Refinance	95,099	88,812	6,287	1,104
Residential 1-4 Unit - Purchase	26,164	25,850	314	6
Residential 1-4 Unit - Refinance	114,570	110,562	4,008	235
Short Term 1-4 Unit - Purchase	2,100	2,100	—	—
Short Term 1-4 Unit - Refinance	14,682	14,544	138	46
Total	$286,331	$274,828	$11,503	$1,470

	December 31, 2024
	Total Nonaccrual	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Allowance for Loans Individually Evaluated
	(In thousands)
Commercial - Purchase	$33,290	$32,294	$996	$85
Commercial - Refinance	99,683	96,155	3,528	421
Residential 1-4 Unit - Purchase	29,573	29,573	—	—
Residential 1-4 Unit - Refinance	122,439	114,265	8,174	450
Short Term 1-4 Unit - Purchase	4,754	4,754	—	—
Short Term 1-4 Unit - Refinance	23,556	23,341	215	73
Total	$313,295	$300,382	$12,913	$1,029

The Company has made the accounting policy election not to measure an allowance for accrued interest receivables. The Company has also made the accounting policy election to write off accrued interest receivables by reversing interest income when loans are placed on nonaccrual status, or 90 days or more past due. Any future payments received for these loans will be recognized on a cash basis.

The following tables present the amortized cost basis in loans held for investment, excluding loans held for investment at fair value, as of June 30, 2025 and 2024, and the amount of accrued interest receivable written off by reversing interest income by portfolio segment of loans that have been placed on nonaccrual for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025		2024
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
	(In thousands)
Commercial - Purchase	$532,379	$186	$599,314	$147
Commercial - Refinance	660,040	319	758,179	762
Residential 1-4 Unit - Purchase	386,393	57	469,400	151
Residential 1-4 Unit - Refinance	602,809	313	734,003	421
Short Term 1-4 Unit - Purchase	30,593	—	33,113	10
Short Term 1-4 Unit - Refinance	19,388	—	30,850	54
Total	$2,231,602	$875	$2,624,859	$1,545

	Six Months Ended June 30,
	2025		2024
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
	(In thousands)
Commercial - Purchase	$532,379	$449	$599,314	$202
Commercial - Refinance	660,040	598	758,179	1,629
Residential 1-4 Unit - Purchase	386,393	198	469,400	286
Residential 1-4 Unit - Refinance	602,809	588	734,003	614
Short Term 1-4 Unit - Purchase	30,593	80	33,113	10
Short Term 1-4 Unit - Refinance	19,388	—	30,850	115
Total	$2,231,602	$1,913	$2,624,859	$2,856

The cash basis interest income recognized on nonaccrual loans, including loans held for investment at fair value, was $14.0 million and $8.4 million for the three months ended June 30, 2025 and 2024, respectively. The cash basis interest income recognized on nonaccrual loans, including loans held for investment at fair value, was $22.5 million and $15.8 million for the six months ended June 30, 2025 and 2024, respectively. No accrued interest income was recognized on nonaccrual loans for the six months ended June 30, 2025 and 2024. The average recorded investment of individually evaluated loans, computed using month-end balances, was $289.1 million and $322.8 million for the three months ended June 30, 2025 and 2024, respectively, and $294.9 million and $323.9 million for the six months ended June 30, 2025 and 2024, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified as of June 30, 2025 and 2024.

(b)
Allowance for Credit Losses

The following tables present the activity in the allowance for credit losses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance - April 1, 2025	$655	$2,129	$840	$1,297	$38	$58	$5,017
Provision for (reversal of) credit losses	24	29	(9)	(14)	(11)	1,579	1,598
Charge-offs	—	(73)	(44)	(25)	—	(1,591)	(1,733)
Ending balance	$679	$2,085	$787	$1,258	$27	$46	$4,882

Allowance related to:
Loans individually evaluated	$79	$1,104	$6	$235	$—	$46	$1,470
Loans collectively evaluated	$600	$981	$781	$1,023	$27	$—	$3,412
Amortized cost related to:
Loans individually evaluated	$33,716	$95,099	$26,164	$114,570	$2,100	$14,682	$286,331
Loans collectively evaluated	$498,663	$564,941	$360,229	$488,239	$28,493	$4,706	$1,945,271

	Three Months Ended June 30, 2024
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance - April 1, 2024	$861	$1,894	$973	$1,269	$17	$253	$5,267
Provision for (reversal of) credit losses	(51)	(142)	(39)	(61)	12	499	218
Charge-offs	—	—	—	—	—	(245)	(245)
Ending balance	$810	$1,752	$934	$1,208	$29	$507	$5,240

Allowance related to:
Loans individually evaluated	$111	$552	$189	$273	$—	$489	$1,614
Loans collectively evaluated	$698	$1,200	$745	$936	$29	$18	$3,626
Amortized cost related to:
Loans individually evaluated	$30,198	$99,844	$33,640	$132,448	$6,904	$24,256	$327,290
Loans collectively evaluated	$569,116	$658,335	$435,760	$601,555	$26,209	$6,594	$2,297,569

	Six Months Ended June 30, 2025
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance - January 1, 2025	$662	$1,399	$746	$1,281	$12	$74	$4,174
Provision for credit losses	17	877	262	626	22	1,666	3,470
Charge-offs	—	(191)	(221)	(649)	(7)	(1,694)	(2,762)
Ending balance	$679	$2,085	$787	$1,258	$27	$46	$4,882

Allowance related to:
Loans individually evaluated	$79	$1,104	$6	$235	$—	$46	$1,470
Loans collectively evaluated	$600	$981	$781	$1,023	$27	$—	$3,412
Amortized cost related to:
Loans individually evaluated	$33,716	$95,099	$26,164	$114,570	$2,100	$14,682	$286,331
Loans collectively evaluated	$498,663	$564,941	$360,229	$488,239	$28,493	$4,706	$1,945,271

	Six Months Ended June 30, 2024
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance - January 1, 2024	$935	$1,805	$585	$1,256	$23	$165	$4,769
Provision for (reversal of) credit losses	(125)	(51)	645	59	105	586	1,219
Charge-offs	—	(2)	(296)	(107)	(99)	(244)	(748)
Ending balance	$810	$1,752	$934	$1,208	$29	$507	$5,240

Allowance related to:
Loans individually evaluated	$111	$552	$189	$273	$—	$489	$1,614
Loans collectively evaluated	$698	$1,200	$745	$936	$29	$18	$3,626
Amortized cost related to:
Loans individually evaluated	$30,198	$99,844	$33,640	$132,448	$6,904	$24,256	$327,290
Loans collectively evaluated	$569,116	$658,335	$435,760	$601,555	$26,209	$6,594	$2,297,569
(c)
Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-offs rate in relation to its nonperforming loans as a credit quality indicator. The annualized charge-offs rates were 1.89% and 0.47% of average nonperforming loans for the six months ended June 30, 2025 and 2024, respectively.

Other credit quality indicators include aging status and accrual status. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. Past due status is based on the contractual terms of the loan. The following tables present the aging status of the amortized cost basis in the loans held for investment portfolio, which include $131.8 million and $144.2 million loans in the Company’s COVID-19 forbearance program, excluding loans held for investment at fair value, as of June 30, 2025 and December 31, 2024, respectively:

June 30, 2025	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated
Commercial - Purchase	$772	$381	$32,563	$33,716	$—	$33,716
Commercial - Refinance	4,919	2,706	87,348	94,973	126	95,099
Residential 1-4 Unit - Purchase	1,298	98	24,768	26,164	—	26,164
Residential 1-4 Unit - Refinance	3,529	960	110,081	114,570	—	114,570
Short Term 1-4 Unit - Purchase	—	—	2,100	2,100	—	2,100
Short Term 1-4 Unit - Refinance	—	—	14,682	14,682	—	14,682
Total loans individually evaluated	$10,518	$4,145	$271,542	$286,205	$126	$286,331
Loans collectively evaluated
Commercial - Purchase	$14,694	$17,057	$—	$31,751	$466,912	$498,663
Commercial - Refinance	29,834	7,588	—	37,422	527,519	564,941
Residential 1-4 Unit - Purchase	12,692	5,318	—	18,010	342,219	360,229
Residential 1-4 Unit - Refinance	27,331	9,915	—	37,246	450,993	488,239
Short Term 1-4 Unit - Purchase	—	—	—	—	28,493	28,493
Short Term 1-4 Unit - Refinance	—	4,549	—	4,549	157	4,706
Total loans collectively evaluated	$84,551	$44,427	$—	$128,978	$1,816,293	$1,945,271
Ending balance	$95,069	$48,572	$271,542	$415,183	$1,816,419	$2,231,602
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

December 31, 2024	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated
Commercial - Purchase	$387	$555	$32,348	$33,290	$—	$33,290
Commercial - Refinance	3,903	3,326	92,454	99,683	—	99,683
Residential 1-4 Unit - Purchase	606	957	28,010	29,573	—	29,573
Residential 1-4 Unit - Refinance	4,784	708	116,947	122,439	—	122,439
Short Term 1-4 Unit - Purchase	—	—	4,754	4,754	—	4,754
Short Term 1-4 Unit - Refinance	—	203	23,353	23,556	—	23,556
Total loans individually evaluated	$9,680	$5,749	$297,866	$313,295	$—	$313,295
Loans collectively evaluated
Commercial - Purchase	$19,633	$12,027	$—	$31,660	$500,865	$532,525
Commercial - Refinance	37,480	12,132	—	49,612	565,675	615,287
Residential 1-4 Unit - Purchase	16,040	7,479	—	23,519	367,015	390,534
Residential 1-4 Unit - Refinance	32,398	14,302	—	46,700	499,730	546,430
Short Term 1-4 Unit - Purchase	10,073	—	—	10,073	15,989	26,062
Short Term 1-4 Unit - Refinance	—	—	—	—	157	157
Total loans collectively evaluated	$115,624	$45,940	$—	$161,564	$1,949,431	$2,110,995
Ending balance	$125,304	$51,689	$297,866	$474,859	$1,949,431	$2,424,290
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of June 30, 2025 and December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
June 30, 2025:	2022	2021	2020	2019	Prior	Total
	(In thousands)
Commercial - Purchase
Payment performance
Performing	$210,375	$193,348	$23,720	$31,943	$39,277	$498,663
Nonperforming	11,336	13,395	3,387	4,383	1,215	33,716
Total Commercial - Purchase	$221,711	$206,743	$27,107	$36,326	$40,492	$532,379

Commercial - Refinance
Payment performance
Performing	$193,426	$159,309	$37,141	$68,353	$106,712	$564,941
Nonperforming	27,548	20,323	3,253	16,327	27,648	95,099
Total Commercial - Refinance	$220,974	$179,632	$40,394	$84,680	$134,360	$660,040

Residential 1-4 Unit - Purchase
Payment performance
Performing	$161,561	$154,333	$6,726	$15,943	$21,666	$360,229
Nonperforming	9,287	9,015	1,698	921	5,243	26,164
Total Residential 1-4 Unit - Purchase	$170,848	$163,348	$8,424	$16,864	$26,909	$386,393

Residential 1-4 Unit - Refinance
Payment performance
Performing	$200,352	$184,945	$14,738	$41,623	$46,581	$488,239
Nonperforming	39,769	40,589	6,563	12,831	14,818	114,570
Total Residential 1-4 Unit - Refinance	$240,121	$225,534	$21,301	$54,454	$61,399	$602,809

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$1,125	$—	$20,484	$6,884	$—	$28,493
Nonperforming	1,517	—	583	—	—	2,100
Total Short Term 1-4 Unit - Purchase	$2,642	$—	$21,067	$6,884	$—	$30,593

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$4,706	$—	$—	$—	$—	$4,706
Nonperforming	1,546	—	1,845	8,186	3,105	14,682
Total Short Term 1-4 Unit - Refinance	$6,252	$—	$1,845	$8,186	$3,105	$19,388

Total Portfolio	$862,548	$775,257	$120,138	$207,394	$266,265	$2,231,602

Gross charge-offs - quarter-ended June 30, 2025	$1,636	$25	$—	$—	$72	$1,733

Gross charge-offs - year-to-date June 30, 2025	$2,202	$266	$28	$75	$191	$2,762

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2024	2022	2021	2020	2019	Prior	Total
	(In thousands)
Commercial - Purchase
Payment performance
Performing	$223,564	$210,742	$24,253	$33,505	$40,461	$532,525
Nonperforming	13,046	6,524	4,994	5,758	2,968	33,290
Total Commercial - Purchase	$236,610	$217,266	$29,247	$39,263	$43,429	$565,815

Commercial - Refinance
Payment performance
Performing	$207,766	$167,568	$40,772	$76,886	$122,295	$615,287
Nonperforming	26,624	19,172	4,305	18,708	30,874	99,683
Total Commercial - Refinance	$234,390	$186,740	$45,077	$95,594	$153,169	$714,970

Residential 1-4 Unit - Purchase
Payment performance
Performing	$173,252	$167,804	$8,166	$17,740	$23,572	$390,534
Nonperforming	9,724	12,384	1,704	657	5,104	29,573
Total Residential 1-4 Unit - Purchase	$182,976	$180,188	$9,870	$18,397	$28,676	$420,107

Residential 1-4 Unit - Refinance
Payment performance
Performing	$226,187	$201,247	$16,116	$46,487	$56,393	$546,430
Nonperforming	46,873	34,974	7,560	15,176	17,856	122,439
Total Residential 1-4 Unit - Refinance	$273,060	$236,221	$23,676	$61,663	$74,249	$668,869

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$2,044	$—	$17,985	$6,033	$—	$26,062
Nonperforming	4,170	—	584	—	—	4,754
Total Short Term 1-4 Unit - Purchase	$6,214	$—	$18,569	$6,033	$—	$30,816

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$157	$—	$—	$—	$—	$157
Nonperforming	8,293	—	2,186	9,042	4,035	23,556
Total Short Term 1-4 Unit - Refinance	$8,450	$—	$2,186	$9,042	$4,035	$23,713

Total Portfolio	$941,700	$820,415	$128,625	$229,992	$303,558	$2,424,290

Gross charge-offs - quarter-ended December 31, 2024	$111	$184	$—	$265	$139	$699

Gross charge-offs - year-ended December 31, 2024	$1,132	$219	$—	$265	$152	$1,768

Nonaccrual Loans - Loans Held for Investment at Fair Value

The following tables present the aggregate fair value of loans held for investment at fair value that are 90 days or more past due and/or in nonaccrual status, and the difference between the aggregate fair value and the aggregate unpaid principal balance as of June 30, 2025 and December 31, 2024 by loan segments:

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 Days	90+ Days Past Due		Current–89 Days	90+ Days Past Due		90+ Days Past Due
June 30, 2025	Past Due	or Nonaccrual	Total	Past Due	or Nonaccrual	Total	or Nonaccrual
	(In thousands)
Commercial - Purchase	$707,461	$26,248	$733,709	$652,294	$31,788	$684,082	$(5,540)
Commercial - Refinance	1,082,800	41,959	1,124,759	992,755	50,282	1,043,037	(8,323)
Residential 1-4 Unit - Purchase	446,851	33,803	480,654	425,958	40,848	466,806	(7,045)
Residential 1-4 Unit - Refinance	1,154,668	136,988	1,291,656	1,091,285	165,994	1,257,279	(29,006)
Short Term 1-4 Unit - Purchase	87,610	7,099	94,709	86,608	8,528	95,136	(1,429)
Short Term 1-4 Unit - Refinance	83,612	17,406	101,018	81,782	21,227	103,009	(3,821)
Ending balance	$3,563,002	$263,503	$3,826,505	$3,330,682	$318,667	$3,649,349	$(55,164)

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 Days	90+ Days Past Due		Current–89 days	90+ Days Past Due		90+ Days Past Due
December 31, 2024	Past Due	or Nonaccrual	Total	past due	or Nonaccrual	Total	or Nonaccrual
	(In thousands)
Commercial - Purchase	$505,244	$15,636	$520,880	$466,526	$18,586	$485,112	$(2,950)
Commercial - Refinance	672,504	24,129	696,633	620,332	29,195	649,527	(5,066)
Residential 1-4 Unit - Purchase	381,660	28,352	410,012	366,431	34,457	400,888	(6,105)
Residential 1-4 Unit - Refinance	862,971	103,985	966,956	819,633	126,340	945,973	(22,355)
Short Term 1-4 Unit - Purchase	78,863	3,981	82,844	78,207	4,854	83,061	(873)
Short Term 1-4 Unit - Refinance	76,277	13,349	89,626	74,620	16,036	90,656	(2,687)
Ending balance	$2,577,519	$189,432	$2,766,951	$2,425,749	$229,468	$2,655,217	$(40,036)

Note 7 — Receivables Due From Servicers

The following tables summarize receivables due from servicers as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Securitized Debt	Warehouse and Repurchase Facilities and Other	Total
	(In thousands)
Loan principal payments due from servicers	$74,950	$77	$75,027
Other loan servicing receivables	24,023	4,242	28,265
Loan servicing receivables	98,973	4,319	103,292
Corporate and escrow advances receivable	38,489	450	38,939
Total receivables due from servicers	$137,462	$4,769	$142,231

	December 31, 2024
	Securitized Debt	Warehouse and Repurchase Facilities and Other	Total
	(In thousands)
Loan principal payments due from servicers	$61,907	$1,695	$63,602
Other loan servicing receivables	17,246	5,404	22,650
Loan servicing receivables	79,153	7,099	86,252
Corporate and escrow advances receivable	33,387	3,855	37,242
Total receivables due from servicers	$112,540	$10,954	$123,494

Note 8 — Real Estate Owned, Net

As of June 30, 2025, the carrying value of real estate owned was $93.4 million, none was pledged as collateral under any warehouse repurchase agreement and all were pledged as collateral for the Company's securitized debt. As of December 31, 2024, the carrying value of real estate owned was $68.0 million, of which $10.2 million were pledged as collateral under a warehouse repurchase agreement and $57.8 million were pledged as collateral for the Company's securitized debt.

Note 9 — Mortgage Servicing Rights

Mortgage loans sold with servicing retained are related to the Century business and not included in the Consolidated Balance Sheets. The unpaid principal balance of mortgage loans serviced for others amounted to $838.2 million and $707.7 million as of June 30, 2025 and 2024, respectively. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Fair value adjustments recorded at the end of the current period reflect valuation changes from the prior period-end. Significant assumptions used in determining the fair value of servicing rights as of June 30, 2025 and 2024 include: (1) weighted average discount rate of 8.0%, and (2) weighted average conditional prepayment rate of 5.6% and 4.7%, respectively.

The following table presents the Company's mortgage servicing rights activity during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Balance at the beginning of period	$12,631	$9,022	$13,712	$8,578
Mortgage servicing rights acquired	—	3,580	—	3,580
Additions	451	—	451	—
Fair value adjustments	(142)	(373)	(1,223)	71
Balance at the end of period	$12,940	$12,229	$12,940	$12,229

Note 10 — Goodwill

The following table presents the activity for goodwill as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(In thousands)
Balance at the beginning of period	$6,775	$6,775
Balance at the end of period	$6,775	$6,775

Note 11 — Securitized Debt at Amortized Cost and Securitized Debt at Fair Value

As of June 30, 2025, the Company is the sole beneficial interest holder of thirty-one Trusts, which are variable interest entities included in the consolidated financial statements. The securitization transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 10% to 30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from July 2028 through June 2055.

The following tables summarize securitized debt at amortized cost and securitized debt at fair value as of June 30, 2025 and December 31, 2024:

Securitized Debt, at Amortized Cost	June 30, 2025	December 31, 2024
	(In thousands)
Unpaid principal balance	$1,890,469	$2,049,790
Deferred issuance costs and discounts	(30,719)	(30,734)
Total securitized debt, at amortized cost	$1,859,750	$2,019,056

Securitized Debt, at Fair Value	June 30, 2025	December 31, 2024
	(In thousands)
Unpaid principal balance	$3,230,107	$2,219,218
Adjustment at issuance to recognize fair value (1)	(23,142)	(18,231)
Fair value at issuance	3,206,965	2,200,987
Valuation adjustment subsequent to issuance (2)	27,687	6,421
Fair value adjustment related to refinance of securitization trust	(1,883)	—
Total securitized debt at fair value	$3,232,769	$2,207,408
(1)
Balance sheet adjustment to recognize fair value at issuance. This valuation adjustment is not recognized in net income.
(2)
Valuation adjustment recognized in net income. No valuation change is due to instrument specific credit risk as the Company’s (issuer) credit risk has not changed.

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of securitized debt at fair value as of June 30, 2025 and December 31, 2024:

	Fair Value	Unpaid Principal Balance	Difference
	(In thousands)
June 30, 2025	$3,232,769	$3,230,107	$2,662
December 31, 2024	2,207,408	2,219,218	(11,810)

The following table presents the effective interest rate of securitized debt at amortized cost and securitized debt at fair value for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	($ in thousands)
Interest expense	$140,166	$102,355
Average outstanding unpaid principal balance	4,609,818	3,602,754
Effective interest rate (1)	6.08%	5.68%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance, which includes average rates of 5.93% and 5.43%, and debt issuance cost amortization of 0.15% and 0.25% for the six months ended June 30, 2025 and 2024, respectively.

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

(a)
Secured Financing, Net (“Corporate Debt”)

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months. As of June 30, 2025 and December 31, 2024, the balance of the 2022 Term Loan was $215.0 million.

On February 5, 2024, the Company entered into a five-year $75.0 million syndicated corporate debt agreement, the (“the 2024 Term Loan”). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months. As of June 30, 2025 and December 31, 2024, the balance of the 2024 Term Loan was $75.0 million.

The total balance of the 2022 Term Loan and the 2024 Term Loan (“Corporate Debt”) in the Consolidated Balance Sheets is net of debt issuance costs and discount of $4.2 million and $5.2 million as of June 30, 2025 and December 31, 2024, respectively. The Corporate Debt is secured by substantially all assets of the Company not otherwise pledged under a securitized debt or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of June 30, 2025, the Company was in compliance with all covenants.

(b)
Warehouse Repurchase and Revolving Loan Facilities, Net

On January 4, 2011, Century entered into a Master Participation and Facility Agreement with a bank (“the September 2022 Term Repurchase Agreement”). The Facility Agreement has a current extended maturity date of July 31, 2026, and is a short-term borrowing facility, collateralized by performing loans, with a maximum capacity of $60.0 million, and bears interest at one-month SOFR plus 1.60% with a 0.25% floor.

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

On January 29, 2021, the Company entered into a non-mark-to-market Repurchase Agreement (“the 2021 Repurchase Agreement”) with a warehouse lender. The 2021 Repurchase Agreement has a current extended maturity date of May 20, 2026, and is a short-term borrowing facility, collateralized by a pool of loans. On July 25, 2024, the Company entered into a mark-to-market Repurchase Agreement (“the 2024 Repurchase Agreement”) with the same warehouse lender. The 2024 Repurchase Agreement also has a maturity date of May 20, 2026, and is a short-term borrowing facility, collateralized by a pool of loans. The maximum capacity under both agreements is $200.0 million individually and in the aggregate. The 2024 Repurchase Agreement includes a $75.0 million sublimit for nonperforming loans. Borrowings under these two facilities bear interest at SOFR plus 3.00% during the availability period and 4.00% during the amortization period. All borrower payments on loans financed under the warehouse repurchase facilities are first used to pay interest on the facilities.

On April 16, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (“the 2021 Term Repurchase Agreement”) with a warehouse lender. The 2021 Term Repurchase Agreement has a maturity date of April 14, 2028, with an extended borrowing period through April 14, 2027. During the borrowing period, the Company can take loan advances from time to time, subject to availability. Each loan advance bears interest at SOFR plus 2.95%. The maximum capacity under this facility is $100.0 million.

On December 27, 2023, the Company entered into a loan facility agreement (“the 2023 Repurchase Agreement”) with a bank. The 2023 Repurchase Agreement has a maturity date of December 27, 2026. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SOFR plus 3.00%. The maximum loan amount under this facility is $75.0 million. During the quarter ended March 31, 2025, the bank temporarily increased the maximum loan amount to $100.0 million, and continues to be in effect as of June 30, 2025.

On November 7, 2024, the Company entered into a non-mark-to-market secured revolving loan facility agreement (“the 2024 Bank Credit Agreement”) with a bank. The 2024 Bank Credit Agreement has a current maturity date of May 7, 2027. Each loan advance bears interest at SOFR plus 3.50%, with a floor of 2.00%. The maximum loan amount under this facility is $50.0 million.

Certain loans are pledged as collateral under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants.

The following table summarizes the maximum borrowing capacity, current gross balances outstanding, and effective interest rates of the Company’s warehouse facilities and loan agreements as of June 30, 2025 and December 31, 2024:

			June 30, 2025			December 31, 2024
	Contract Date	Maturity Date	Period End Balance (1)	Maximum Borrowing Capacity	Effective Interest Rate	Period End Balance (1)	Maximum Borrowing Capacity	Effective Interest Rate
			($ in thousands)
The September 2022 term repurchase agreement	01/04/11	07/31/25	$—	$60,000	6.0%	$—	$60,000	6.5%
The 2013 repurchase agreement	05/17/13	09/25/25	132,798	300,000	7.7	106,675	300,000	9.0
The 2021/2024 repurchase agreements	1/29/2021 7/25/2024	05/20/26	86,889	200,000	7.9	126,815	200,000	9.0
The 2021 term repurchase agreement	04/16/21	04/14/28	28,982	100,000	7.5	52,408	100,000	8.5
The 2023 repurchase agreement	12/27/23	12/27/26	65,900	100,000	7.3	44,900	75,000	9.7
The 2024 bank credit agreement	11/07/24	05/07/27	18,549	50,000	8.4	19,248	50,000	9.2
Total			$333,118	$810,000		$350,046	$785,000
(1)
Warehouse repurchase facilities amounts on the Consolidated Balance Sheets are net of debt issuance costs, amounting to $2.1 million and $2.0 million as of June 30, 2025 and December 31, 2024, respectively.

The following table provides an overview of the activity and effective interest rates of the Company’s warehouse facilities and loan agreements for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Average outstanding balance	$413,441	$263,029	$423,615	$265,294
Highest outstanding balance at any month-end	556,752	333,850	571,834	361,677
Effective interest rate (1)	7.99%	9.30%	7.91%	9.43%

(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance. The rate includes average rate of 7.48% and 8.73%, and debt issuance cost amortization of 0.51% and 0.57%, for the three months ended June 30, 2025 and 2024, respectively, and includes average rate of 7.46% and 8.78%, and debt issuance cost amortization of 0.45% and 0.65%, for the six months ended June 30, 2025 and 2024, respectively.

The following table provides a summary of interest expense that includes interest, amortization of discount, and deal cost amortization of the Company’s warehouse facilities and loan agreements for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Warehouse and repurchase facilities	$8,254	$6,116	$16,760	$12,508
Securitized debt	73,584	53,072	140,166	102,355
Interest expense — portfolio related	81,838	59,188	156,926	114,863
Interest expense — corporate debt	6,143	6,155	12,285	11,535
Total interest expense	$87,981	$65,343	$169,211	$126,398

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase, actual loss experience, estimated future loss exposure and other relevant factors including economic conditions. As of June 30, 2025 and December 31, 2024, the balance of repurchase liability was $144 thousand, and is included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets.

(b)
Legal Proceedings

The Company is a party to various legal proceedings in the normal course of business. The Company, after consultation with legal counsel, believes the disposition of all pending litigation will not have a material effect on the Company’s consolidated financial condition or results of operations as of June 30, 2025.

(c)
Employee Retention Credit

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company, with the guidance from a third-party specialist, determined it was eligible for a refundable employee retention credit (“ERC”) subject to certain criteria.

The Company applied for ERC for the first three quarters’ wages paid in calendar year 2021. During the second quarter of 2023, the Company received approximately $4.2 million of ERC. Due to the subjectivity of the credit, the Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. Accordingly, the $4.2 million ERC, net of the third-party specialist fees of $0.6 million, are deferred until the uncertainty surrounding them is resolved. The net amount is included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

Note 14 — Stock-Based Compensation

The Company’s Amended and Restated 2020 Omnibus Incentive Plan, or “the 2020 Plan,” authorizes grants of stock‑based compensation instruments including but not limited to non-qualified stock options, restricted stock awards (“RSAs”) and performance stock unit awards (“PSUs”) to certain employees and non-employee directors of the Company, to purchase or issue up to 4,520,000 shares of the Company's common stock.

Expenses related to the stock-based compensation instruments and Employee Stock Purchase Plan (“ESPP”) are included in “Compensation and employee benefits” and “Other operating expenses” on the Consolidated Statements of Income.

Below are summaries of the recognized and unrecognized stock-based compensation expense by instrument for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Recognized compensation expense:
Options	$131	$2	$260	$4
RSAs	761	596	1,508	1,173
PSUs	948	757	1,855	1,304
ESPP	189	210	376	455
Total recognized compensation expense	$2,029	$1,565	$3,999	$2,936

June 30, 2025
(In thousands)
Unrecognized compensation expense:
Options	$1,104
RSAs	5,360
PSUs	5,110
Total unrecognized compensation expense	$11,574
Weighted average period expected to be recognized (in years)
Options	2.1
RSAs	2.1

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

The table below summarizes stock option activity for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	($ in thousands, except per share amounts)
Number of shares:
Options outstanding at beginning of period	1,065,772	752,964
Granted	—	100
Options outstanding at end of period	1,065,772	753,064
Options exercisable at end of period	749,344	747,500
Options expected to vest (1)	316,428	5,564
Weighted average exercise price per share:
Options outstanding at beginning of period	$14.46	$12.88
Granted	—	15.86
Options outstanding at end of period	$14.46	$12.88
Options exercisable at end of period	12.88	12.89
Options expected to vest (1)	18.19	12.89
Aggregate intrinsic value (2):
Options outstanding at end of period	$4,358	$3,804
Options exercisable at end of period	4,238	3,770
Options expected to vest (1)	120	34
Weighted average remaining contractual life (in years):
Options outstanding at end of period	5.9	5.6
Options exercisable at end of period	4.6	5.6
Options expected to vest (1)	9.1	9.2

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

The table below summarizes RSA activity for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025			2024
	Employee	Non-Employee Director	Total	Employee	Non-Employee Director	Total
Number of shares:
Unvested at beginning of period	355,505	47,430	402,935	409,137	61,276	470,413
Granted	180,003	17,292	197,295	189,679	15,939	205,618
Vested	(163,779)	(26,261)	(190,040)	(248,796)	(29,785)	(278,581)
Unvested at end of period	371,729	38,461	410,190	350,020	47,430	397,450

Weighted average grant date fair value per share:
Unvested at beginning of period	$13.52	$12.03	$13.34	$9.39	$9.31	$9.38
Granted	18.82	16.48	18.61	15.86	17.88	16.02
Vested	12.92	10.85	12.64	8.61	9.57	8.71
Unvested at end of period	$16.35	$14.83	$16.20	$13.45	$12.03	$13.28

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

The table below summarizes PSU activity for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period, unvested	517,131	$12.83	256,387	$11.05
Granted (1)	155,165	18.82	157,994	15.86
Performance adjustment	153,637	10.00	102,750	12.63
Vested	(205,500)	12.63	—	—
Outstanding at end of period, unvested	620,433	$13.69	517,131	$12.83
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

Treasury Stock

Treasury stock represents shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting or exercise of stock-based awards and shares surrendered to the Company to satisfy the warrant price in connection with warrants exercised. During the quarters ended June 30, 2025 and 2024, shares withheld were 267,582 and 14,892, at an average price of $18.66 and $17.88 per share, respectively.

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

The following table presents the basic and diluted earnings per share calculations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Basic EPS:
Net income attributable to Velocity Financial, Inc.	$25,997	$14,778	$44,884	$32,029
Less: undistributed earnings attributable to unvested restricted stock awards	286	182	523	394
Net earnings attributable to common stockholders	$25,711	$14,596	$44,361	$31,635
Weighted average common shares outstanding	37,194	32,585	35,450	32,563
Basic earnings per common share	$0.69	$0.45	$1.25	$0.97
Diluted EPS:
Net income attributable to Velocity Financial, Inc.	$25,997	$14,778	$44,884	$32,029
Weighted average common shares outstanding	37,194	32,585	35,450	32,563
Add dilutive effects for warrants	—	2,395	1,217	2,369
Add dilutive effects for stock options	199	202	218	179
Add dilutive effects of unvested restricted stock awards	95	152	111	152
Add dilutive effects of unvested performance-based stock units	302	266	312	256
Add dilutive effects of employee stock purchase plan	—	—	1	—
Weighted average diluted common shares outstanding	37,790	35,600	37,309	35,519
Diluted earnings per common share	$0.69	$0.42	$1.20	$0.90

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025(1)	2024	2025(1)	2024(1)
Stock options	312,841	100	312,841	100
Unvested restricted stock awards	17,292	15,939	98,648	102,809
Employee stock purchase plan	—	—	—	53,770
Share equivalents excluded from EPS	330,133	16,039	411,489	156,679
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

In April 2025, three funds affiliated with a related party of the Company completed the exercise of their Warrants to purchase an aggregate 1,339,166 shares of the Company's common stock, resulting in the Company issuing net shares of 1,080,338 common stock after the withholding and transfer of an aggregate of 258,828 shares of common stock into the Company’s treasury account. In May 2025, a related party of the Company completed the exercise of their Warrants to purchase an aggregate 1,673,958 shares of the Company's common stock. Net proceeds from warrants exercised amounted to $10.9 million. As of June 30, 2025, all warrants have been exercised by the Company's related parties.

In the ordinary course of business, the Company sells held for sale loans, and issues securitized debt to various financial institutions and investors through a market bidding process. As a result of this process, the Company may sell held for sale loans and/or issue securitized debt to an affiliate. For the three and six months ended June 30, 2025, no loans were sold to any affiliate and $87.3 million of securitized debt was issued to an affiliate. During the three and six months ended June 30, 2024, the Company sold $28.7 million in UPB of loans to an affiliate and no securitized debt was issued to any affiliate.

Note 17 — Derivative Instruments

In September 2023, the Company began utilizing derivative instruments designated as cash flow hedges to manage the exposure to interest rate volatility related to its forecasted issuances of fixed-rate debt through its securitization process. The derivative instruments include forward starting interest rate swaps or interest rate payer and receiver swaptions. The Company’s risk management objective is to hedge the risk of variability in its interest payment cash flows attributable to changes in the benchmark SOFR between the time the fixed rate mortgages are originated and the fixed rate debt is issued. As of June 30, 2025, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years.

The gains or losses on derivative instruments that are designated and qualify as cash flow hedges are reported as a component of AOCI. Beginning in the period in which the forecasted debt is issued and the related derivative instruments are terminated, the accumulated gains or losses associated with the terminated derivatives are then reclassified into interest expense as a yield adjustment over the term of the related debt. For the quarters ended June 30, 2025 and 2024, $205 thousand of after-tax net loss, and $105 thousand of after-tax net gain, respectively, on terminated derivative instruments were reclassified from AOCI to interest expense. For the six months ended June 30, 2025 and 2024, $267 thousand of after-tax net loss and $8 thousand of after-tax net gain, respectively, on terminated derivative instruments were reclassified from AOCI to interest expense. As of June 30, 2025 and 2024, the Company had $3.2 million of after-tax net unrealized loss and $1.6 million of after-tax net unrealized gain, respectively, associated with cash flow hedging instruments recorded in AOCI. As of June 30, 2025, the Company expects to reclassify an estimated $0.8 million of after-tax net unrealized loss on derivative instruments designated as cash flow hedges from AOCI into earnings over the next 12 months.

The following tables present the fair value of the Company’s derivative financial instruments on a gross basis, as well as its classification on the Company’s Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024:

		June 30, 2025
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Fair Value (1)
Cash flow hedges:		(In thousands)
Interest rate payer and receiver swaptions	Derivative liability	$229,000	$560

December 31, 2024
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Fair Value (1)
Cash flow hedges:		(In thousands)
Forward starting payer interest rate swaps	Derivative liability	$—	$—
(1)
Fair value reported is exclusive of collateral held and pledged, related to derivative exposure between the Company and its derivative counterparty. As of June 30, 2025, collateral pledged to its derivative counterparty was $0.6 million. As of December 31, 2024, no collateral was pledged to its derivative counterparty. These amounts were included in “Other receivables” on the Consolidated Balance Sheets.

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

Note 18 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss) balances for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Beginning balance	$(1,799)	$794	$(805)	$(1,210)
Net unrealized gain (loss) on cash flow hedges arising during the period, net of tax	(1,613)	909	(2,669)	2,800
Reclassification adjustments included in net income	205	(105)	267	8
Ending balance	$(3,207)	$1,598	$(3,207)	$1,598

The following tables present the components of other comprehensive income (loss) and the related tax effect for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025			2024
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
	(In thousands)
Cash flow hedges:
Interest rate swaps/swaptions:
Net unrealized gain (loss) arising during the period	$(2,266)	$653	$(1,613)	$1,216	$(307)	$909
Reclassification adjustments included in net income	288	(83)	205	(144)	39	(105)
Other comprehensive income (loss)	$(1,978)	$570	$(1,408)	$1,072	$(268)	$804

	Six Months Ended June 30,
	2025			2024
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
	(In thousands)
Cash flow hedges:
Interest rate swaps/swaptions:
Net unrealized gain (loss) arising during the period	$(3,752)	$1,083	$(2,669)	$3,843	$(1,043)	$2,800
Reclassification adjustments included in net income	375	(108)	267	11	(3)	8
Other comprehensive income (loss)	$(3,377)	$975	$(2,402)	$3,854	$(1,046)	$2,808

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

Cash, Cash Equivalents and Restricted Cash

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

Collateral Dependent or Loans Individually Evaluated

Nonaccrual loans held for investment and carried at amortized cost are evaluated individually and are adjusted to the fair value of the collateral when the fair value of the collateral is below the carrying value of the loan. To the extent such a loan is collateral dependent, the Company determines the allowance for credit losses based on the estimated fair value of the underlying collateral. The fair value of each loan’s collateral is generally based on appraisals or broker price opinions obtained, less estimated costs to sell, a Level 3 measurement.

Loans Held for Sale, at Fair Value

The Company elected to account for certain loans originated with the intent to sell at fair value using FASB ASC Topic 825, Financial Instruments (ASC 825). The FVO loans held for sale are measured based on a discounted cash flow model, or on the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value, including the value attributable to mortgage servicing and credit risk, and current commitments to purchase loans, a Level 2 measurement. Management identified all loans to be accounted for at estimated fair value at the instrument level. Changes in fair value are reflected in income as they occur.

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

Fair Value Disclosures

The following tables present information on assets and liabilities measured and recorded at fair value as of June 30, 2025 and December 31, 2024, by level, in the fair value hierarchy:

	Fair Value Measurements Using			Total at
June 30, 2025	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$10,033	$10,033
Real estate owned, net	—	—	93,387	93,387
Total nonrecurring fair value measurements	—	—	103,420	103,420
Recurring fair value measurements:
Loans held for investment, at fair value	—	—	3,826,505	3,826,505
Mortgage servicing rights	—	—	12,940	12,940
Total recurring fair value measurements	—	—	3,839,445	3,839,445
Total assets	$—	$—	$3,942,865	$3,942,865

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$3,232,769	$—	$3,232,769
Derivative liability	—	560	—	560
Total recurring fair value measurements	—	3,233,329	—	3,233,329
Total liabilities	$—	$3,233,329	$—	$3,233,329

	Fair Value Measurements Using			Total at
December 31, 2024	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$11,884	$11,884
Real estate owned, net	—	—	68,000	68,000
Total nonrecurring fair value measurements	—	—	79,884	79,884
Recurring fair value measurements:
Loans held for investment, at fair value	—	—	2,766,951	2,766,951
Mortgage servicing rights	—	—	13,712	13,712
Total recurring fair value measurements	—	—	2,780,663	2,780,663
Total assets	$—	$—	$2,860,547	$2,860,547

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$2,207,408	$—	$2,207,408
Total recurring fair value measurements	—	2,207,408	—	2,207,408
Total liabilities	$—	$2,207,408	$—	$2,207,408

The following table presents gains and losses recognized on assets measured on a nonrecurring basis for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (Loss) on Assets Measured on a Nonrecurring Basis	2025	2024	2025	2024
	(In thousands)
Real estate owned, net	$(2,150)	$(540)	$(4,223)	$(2,261)
Individually evaluated loans requiring specific allowance, net	(40)	(183)	(441)	(640)
Total net loss	$(2,190)	$(723)	$(4,664)	$(2,901)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets that are recorded on a recurring and nonrecurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Input	Range	Weighted Average (1)
	($ in thousands)
Nonrecurring:
Individually evaluated loans requiring specific allowance, net	$10,033	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	93,387	Market comparables	Selling costs	8.0%	8.0%

Recurring:
Loans held for investment, at fair value	$3,826,505	Discounted cash flow	Discount rate	7.9%	7.9%
			Prepayment rate	0.0% to 65.0%	11.1%
			Default rate	0.3% to 5.4%	1.2%
			Loss severity rate	0.0% to 8.9%	0.9%
Mortgage servicing rights	12,940	Discounted cash flow	Discount rate	8.0%	8.0%
			Prepayment rate	2.2% to 15.9%	5.6%
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

The following is a roll-forward of loans held for investment that are measured at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Beginning balance	$3,287,188	$1,649,540	$2,766,951	$1,306,072
Originations	684,465	422,226	1,320,002	800,896
Loans liquidated	(148,951)	(77,798)	(281,661)	(139,550)
Acquisition	—	3,399	—	14,990
REO transfer	(12,811)	(1,296)	(19,340)	(2,221)
Principal paydowns	(13,414)	(7,732)	(24,189)	(13,801)
Total gain included in net income	30,028	17,285	64,742	36,757
Loans transferred to held for sale	—	(34,059)	—	(31,578)
Loans Repurchased	—	118	—	118
Ending balance	$3,826,505	$1,971,683	$3,826,505	$1,971,683

The following is a roll-forward of loans held for sale that are measured at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Beginning balance	$5,008	$—	$—	$17,590
Originations	40,922	—	45,809	—
Loans liquidated	(46,953)	(33,895)	(46,954)	(48,429)
Principal paydowns	—	(2)	—	(31)
Total gain (loss) included in net income	1,023	(162)	1,145	(708)
Loans transferred from held for investment	—	34,059	—	31,578
Ending balance	$—	$—	$—	$—

The following is a roll-forward of securitized debt measured and recorded at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Beginning balance	$2,459,767	$1,073,843	$2,207,408	$877,417
Additions	982,140	488,711	1,356,500	692,337
Paydowns and payoffs	(216,722)	(57,245)	(352,405)	(66,763)
Total loss included in net income	7,584	4,643	21,266	6,961
Ending balance	$3,232,769	$1,509,952	$3,232,769	$1,509,952

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value using a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of June 30, 2025 and December 31, 2024, financial assets and liabilities measured at fair value include loans held for investment at fair value, loans held for sale at fair value, mortgage servicing rights, derivative instruments, and securitized debt at fair value. Financial assets measured at the lower of cost or estimated fair value include certain individually evaluated loans held for investment and REOs, which are measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $10.0 million and $11.9 million as of June 30, 2025 and December 31, 2024, respectively, net of specific allowance for credit losses of approximately $1.5 million and $1.0 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	June 30, 2025
	Carrying				Estimated
Asset Category	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Cash	$79,559	$79,559	$—	$—	$79,559
Restricted cash	17,630	17,630	—	—	17,630
Loans held for investment, at amortized cost	2,226,720	—	—	2,151,250	2,151,250
Loans held for investment, at fair value	3,826,505	—	—	3,826,505	3,826,505
Accrued interest receivables	42,108	42,108	—	—	42,108
Mortgage servicing rights	12,940	—	—	12,940	12,940

Liabilities:
Secured financing, net	$285,756	$—	$—	$289,293	$289,293
Warehouse and repurchase facilities, net	331,057	—	331,057	—	331,057
Securitized debt, at amortized cost	1,859,750	—	1,707,818	—	1,707,818
Securitized debt, at fair value	3,232,769	—	3,232,769	—	3,232,769
Derivative liability	560	—	560	—	560
Accrued interest payable	32,648	32,648	—	—	32,648

	December 31, 2024
	Carrying				Estimated
Asset Category	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Cash	$49,901	$49,901	$—	$—	$49,901
Restricted cash	20,929	20,929	—	—	20,929
Loans held for investment, at amortized cost	2,420,116	—	—	2,321,141	2,321,141
Loans held for investment, at fair value	2,766,951	—	—	2,766,951	2,766,951
Accrued interest receivable	35,235	35,235	—	—	35,235
Mortgage servicing rights	13,712	—	—	13,712	13,712

Liabilities:
Secured financing, net	$284,833	$—	$—	$287,970	$287,970
Warehouse repurchase facilities, net	348,082	—	348,082	—	348,082
Securitized debt, at amortized cost	2,019,056	—	1,820,945	—	1,820,945
Securitized debt, at fair value	2,207,408	—	2,207,408	—	2,207,408
Accrued interest payable	28,028	28,028	—	—	28,028

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

Note 21 — Subsequent Events

The Company has evaluated events that have occurred subsequent to June 30, 2025 through the issuance of the accompanying consolidated financial statements and has concluded there are no other subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee, and based on all loans in our portfolio as of June 30, 2025, has an average balance of approximately $394.0 thousand. As of June 30, 2025, our loan portfolio totaled $5.9 billion of UPB on properties in 48 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 65.8%, of which the 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, represented 50.4% of the UPB. For the three and six months ended June 30, 2025, the annualized yield on our total portfolio were 9.65% and 9.39%, respectively.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitized debt, corporate debt, and equity. The securitized debt market is our primary source of long-term financing. We have successfully executed 42 securitized debt transactions, resulting in a total of over $9.3 billion in gross debt proceeds from May 2011 through June 2025. We may also continue to sell loans from time to time for cash in lieu of holding the loans in our loan portfolio.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on loans and interest expense paid on portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of warehouse facilities and securitized debt and excludes corporate debt. For the three and six months ended June 30, 2025, our annualized portfolio related net interest margin were 3.82% and 3.60%, respectively, compared to 3.54% and 3.45% for the three and six months ended June 30, 2024, respectively. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for credit losses and operating expenses. For the three and six months ended June 30, 2025, including net income attributable to noncontrolling interest, we generated pre-tax income of $33.9 million and $60.8 million, and net income of $26.2 million and $44.8 million, respectively. For the three and six months ended June 30, 2024, including net income attributable to noncontrolling interest, we generated pre-tax income of $19.9 million and $43.1 million, and net income of $14.7 million and $32.0 million, respectively.

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

Recent Developments

Securitized Debt

In April and May 2025, we collapsed and refinanced the 2023-RTL1 Trust and 2022-MC1 Trust, respectively, and redeemed the remaining outstanding balances of the securitized debt.

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

Factors Affecting Our Results of Operations

Our results of operations depend on, among other things, the level of our net interest income, the credit performance of our loan portfolio and the efficiency of our operating platform. These measures are affected by various factors, including the demand for investor real estate loans, the competitiveness of the market for originating or acquiring investor real estate loans, the cost of financing our portfolio, operating costs, the availability of funding sources and the underlying performance of the collateral supporting our loans. While we have been successful at managing these elements in the past, there are certain circumstances beyond our control, including the ongoing geopolitical conflicts, the changing economic policies, an expected recession, and macroeconomic conditions and market fundamentals, which can all affect each of these factors and potentially impact our business performance.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	June 30, 2025	March 31, 2025	June 30, 2024
	($ in thousands)
Total loans	$5,859,653	$5,449,901	$4,479,901
Loan count	14,854	13,858	11,582
Average loan balance	$394	$393	$387
Weighted average loan-to-value	65.8%	66.1%	67.4%
Weighted average coupon	9.7%	9.6%	9.3%
Nonperforming loans (UPB) (A)	$601,757	$587,811	$470,649
Nonperforming loans (% of total) (A)	10.3%	10.8%	10.5%

(A) Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $31.7 million, $36.7 million and $40.7 million of COVID-19 forbearance-granted loans 90 days or more past due or placed on nonaccrual status as of June 30, 2025, March 31, 2025, and June 30, 2024, respectively.

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

Originations and Acquisitions

The following table presents new loan originations and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
	($ in thousands)
Three Months Ended June 30, 2025:
Loan originations — held for investment	1,630	$684,465	$420	10.47%	62.7%
Loan originations — held for sale	1	40,922	40,922	5.64%	61.4%
Total loan originations	1,631	$725,387	$445	10.20%	62.6%
Three Months Ended March 31, 2025:
Loan originations — held for investment	1,513	$635,537	$420	10.51%	62.6%
Loan originations — held for sale	1	4,886	4,886	5.70%	19.9%
Total loan originations	1,514	$640,423	$423	10.47%	62.3%
Three Months Ended June 30, 2024:
Loan originations — held for investment	1,109	$422,226	$381	11.03%	64.7%
Loan acquisitions — held for investment	3	3,371	1,124	8.76%	53.5%
Total loans originated and acquired	1,112	$425,597	$383	11.02%	64.6%

During the second quarter of 2025, loan originations increased $85.0 million and $303.2 million from the quarters ended March 31, 2025 and June 30, 2024, respectively.

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

	June 30, 2025	December 31, 2024
	(In thousands)
Unpaid principal balance	$5,859,653	$5,055,937
Valuation adjustments on FVO loans	177,156	111,734
Deferred loan origination costs	21,298	23,570
Total loans held for investment, gross	6,058,107	5,191,241
Allowance for credit losses	(4,882)	(4,174)
Loans held for investment, net	$6,053,225	$5,187,067

The following table illustrates the contractual maturities of our loans held for investment in aggregate UPB and as a percentage of total held for investment loan portfolio as of the dates indicated:

	June 30, 2025		December 31, 2024
	UPB	%	UPB	%
	($ in thousands)
Loans due in less than one year	$167,846	2.8%	$157,521	3.1%
Loans due in one to five years	102,949	1.8	83,993	1.7
Loans due in more than five years	5,588,858	95.4	4,814,423	95.2
Total loans held for investment	$5,859,653	100.0%	$5,055,937	100.0%

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

The table below shows our actual charge-offs, gain on transfer of nonperforming loans to REO, net valuation adjustments on REO, and gain on sale of REO, for the periods indicated:

	Six Months Ended		Three Months Ended		Six Months Ended
	June 30, 2025		March 31, 2025		June 30, 2024
	($ in thousands)
Average nonperforming loans for the period (1)	$291,737		$297,380		$320,392
Charge-offs	2,762		1,029		748
Charge-offs / Average nonperforming loans for the period (1)	1.89%	(2)	1.38%	(2)	0.47%	(2)
Gain (loss) on REO:
Gain on transfer to REO	$7,975		$2,834		$4,074
REO valuation gain (loss), net	(4,223)		(2,073)		249
Gain (loss) on sale of REO	1,090		300		(2,261)
Total gain on REO	$4,842		$1,061		$2,062
(1)
Reflects the monthly average of nonperforming loans held for investment, excluding FVO loans, during the period.
(2)
Reflects annualized charge-offs to average nonperforming loans held for investment, excluding FVO loans, for the period.

Allowance for Credit Losses

For the June 30, 2025 current expected credit loss (“CECL”) estimate, we considered a severe stress scenario with a seven-quarter reasonable and supportable forecast period followed by a three-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate and reflected the uncertainties of a volatile market in light of the announced tariffs and federal government layoffs, contributing to a forecasted decreasing GDP and rising unemployment.

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

Our allowance for credit losses as of June 30, 2025 was $4.9 million compared to $5.2 million as of June 30, 2024. The decrease in allowance for credit losses from June 30, 2024 was primarily due to a decrease in the baseline allowance component of the reserve. Our overall expected credit loss reserves range from 0.15% to 0.20% of loans held for investment, excluding FVO loans. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss are subject to change as conditions in the market change and our ability to forecast as economic events evolve.

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

The following table illustrates the activity in our allowance for credit losses of loans held for investment, excluding loans held for investment, at fair value over the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Allowance for credit losses:	($ in thousands)
Beginning balance	$5,017		$5,267		$4,174		$4,769
Provision for credit losses	1,598		218		3,470		1,219
Charge-offs	(1,733)		(245)		(2,762)		(748)
Ending balance	$4,882		$5,240		$4,882		$5,240
Total UPB(1)	$2,210,304		$2,599,016		$2,210,304		$2,599,016
Nonperforming loans UPB	$283,227		$324,018		$283,227		$324,018
Nonperforming loans UPB / Total UPB(1)	12.8%		12.5%		12.8%		12.5%
Allowance for credit losses / Total UPB(1)	0.22%		0.20%		0.22%		0.20%
Charge-offs / Total UPB(1)	0.31%	(2)	0.04%	(2)	0.25%	(2)	0.06%	(2)
(1)
Reflects the UPB of loans held for investment at amortized cost.
(2)
Annualized.

The allowance for credit losses was 0.22% of total UPB of loans held for investment carried at amortized cost as of June 30, 2025. Although slightly higher than our expected range of 0.15% to 0.20%, the 0.22% reserve is reasonable given the current market uncertainty. Nonperforming loans were 12.8% of total UPB of loans held for investment carried at amortized cost as of June 30, 2025. We believe the allowance for credit losses is adequate because historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and active management of our portfolio. Historically, our actual annual charge-offs rate was 0.07% over the last eight years.

Credit Quality – Loans Held for Investment

The following table provides delinquency information on our loans held for investment by UPB as of the dates indicated:

	June 30, 2025 (A)		COVID-19 Forbearance	March 31, 2025 (A)		COVID-19 Forbearance	June 30, 2024 (A)		COVID-19 Forbearance
	($ in thousands)
Performing/Accruing:
Current	$4,878,317	83.3%	$91,325	$4,504,854	82.7%	$88,462	$3,669,659	81.9%	$95,614
30-59 days past due	263,390	4.4	3,971	239,547	4.4	9,186	247,100	5.5	17,598
60-89 days past due	116,189	2.0	3,506	112,803	2.1	1,800	92,494	2.1	4,590
Total Performing Loans	5,257,896	89.7	98,802	4,857,204	89.2	99,448	4,009,253	89.5	117,802
Nonperforming/Nonaccrual:
<90 days past due	29,136	0.5	2,302	33,488	0.6	3,189	19,347	0.5	746
90+ days past due	50,269	0.9	—	46,545	0.9	205	37,161	0.8	710
Bankruptcy	79,327	1.4	4,564	76,606	1.4	3,688	47,011	1.0	7,172
In foreclosure	443,025	7.5	24,871	431,172	7.9	29,612	367,129	8.2	31,787
Total nonperforming loans	601,757	10.3	31,737	587,811	10.8	36,694	470,648	10.5	40,415
Total loans held for investment	$5,859,653	100.0%	$130,539	$5,445,015	100.0%	$136,142	$4,479,901	100.0%	$158,217
(A)
Balance includes $130.5 million UPB of loans held for investment at amortized cost as of June 30, 2025, $136.1 million as of March 31, 2025, and $158.2 million as of June 30, 2024 in our COVID-19 forbearance program.

Loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $601.8 million, or 10.3% of our held for investment loan portfolio as of June 30, 2025, compared to $587.8 million, or 10.8% as of March 31, 2025, and $470.6 million, or 10.5% as of June 30, 2024. The increase in total nonperforming loans as of June 30, 2025 compared to March 31, 2025 and June 30, 2024 was due to an increase in the size of our portfolio and management’s decision to move loans into foreclosure early in the delinquency process.

Resolution of Nonperforming Assets

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following tables summarize the resolution activities of loans that became nonperforming prior to the beginning of the periods indicated or became nonperforming and subsequently resolved during the periods indicated. We resolved $104.0 million of long-term and short-term nonperforming assets for the quarter ended June 30, 2025, which was higher compared to $76.4 million for the quarter ended March 31, 2025, and higher compared to $80.7 million for the quarter ended June 30, 2024. From these resolution activities, we realized net gains of $3.6 million, $1.9 million, and $1.0 million for the quarters ended June 30, 2025, March 31, 2025, and June 30, 2024, respectively. This is largely the result of collecting interest and prepayment penalties in excess of the principal on loans and selling our REOs at prices higher than their carrying value.

The table below includes resolutions of our long-term nonperforming loans and REOs for the periods indicated:

	Three Months Ended
Long-Term Nonperforming Assets	June 30, 2025		March 31, 2025		June 30, 2024
	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
	($ in thousands)
Resolved — loans paid in full	$32,220	$2,078	$20,589	$989	$26,119	$793
Resolved — loans paid current	45,396	390	30,563	375	35,292	188
Resolved — REO sold	11,167	548	4,541	337	7,859	(202)
Total resolutions	$88,783	$3,016	$55,693	$1,701	$69,270	$779
Recovery rate on resolved nonperforming assets		103.4%		103.1%		101.1%

Short-term loans, or loans with a maturity of two-year or less, do not require prepayment fees and usually result in a lower gain when paid in full, as compared to long-term loans. The table below includes resolutions of our short-term nonperforming loans and REOs, and loans granted a COVID-19 forbearance in 2020, for the periods indicated:

	Three Months Ended
Short-Term and Forbearance Nonperforming Assets	June 30, 2025		March 31, 2025		June 30, 2024
	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
	($ in thousands)
Resolved — loans paid in full	$8,963	$371	$5,341	$182	$4,545	$93
Resolved — loans paid current	3,770	4	11,845	14	2,689	1
Resolved — REO sold	2,440	243	3,558	(37)	4,176	165
Total resolutions	$15,173	$618	$20,744	$159	$11,410	$259
Recovery rate on resolved nonperforming assets		104.1%		100.8%		102.3%

Real Estate Owned, Net (“REO”)

REO includes real estate we acquire through foreclosure or by deed-in-lieu of foreclosure. REO assets are initially recorded at fair value, less estimated costs to sell on the date of foreclosure. Adjustments that reduce the carrying value of the loan to the fair value of the real estate at the time of foreclosure are recognized as charge-offs in the allowance for credit losses. Gains at the time of foreclosure are recognized in other operating income. After foreclosure, we periodically obtain new valuations and any subsequent changes to fair value, less estimated costs to sell, are reflected as valuation adjustments, included in “Real estate owned, net” in the Consolidated Statements of Income.

As of June 30, 2025, our REO included 175 properties with a lower of cost or estimated fair value of $93.4 million compared to 157 properties with a lower of cost or estimated fair value of $83.4 million as of March 31, 2025, and 89 properties with a lower of cost or estimated fair value of $50.8 million as of June 30, 2024.

Concentrations – Loans Held for Investment

As of June 30, 2025, our held for investment loan portfolio was concentrated in Investor 1-4 loans, representing 50.4% of the UPB. Mixed use properties represented 10.8% of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. Geographically, the principal balance of our loans held for investment were concentrated 20.9% in California, 14.3% in New York, 12.6% in Florida, 7.7% in New Jersey, and 5.8% in Texas.

Property Type	June 30, 2025
	Loan Count	UPB	% of Total UPB
	($ in thousands)
Investor 1-4	9,241	$2,951,750	50.4%
Mixed use	1,482	632,372	10.8
Retail	1,111	569,053	9.4
Multifamily	710	422,603	7.2
Office	993	459,036	6.7
Warehouse	634	392,734	6.4
Other (1)	683	432,105	9.1
Total loans held for investment	14,854	$5,859,653	100.0%
(1)
All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	June 30, 2025
	Loan Count	UPB	% of Total UPB
	($ in thousands)
California	1,773	$1,224,558	20.9%
New York	1,584	836,166	14.3
Florida	1,815	738,964	12.6
New Jersey	1,166	449,807	7.7
Texas	926	342,072	5.8
Other (1)	7,590	2,268,086	38.7
Total loans held for investment	14,854	$5,859,653	100.0%
(1)
All other states individually comprise less than 5.0% of the total unpaid principal balance.

Key Performance Metrics

	Three Months Ended
	June 30, 2025 (1)	March 31, 2025 (1)	June 30, 2024 (1)
	($ in thousands)
Average loans	$5,620,763	$5,214,186	$4,355,941
Portfolio yield	9.65%	9.11%	8.98%
Average debt — portfolio related	5,245,799	4,821,067	3,941,507
Average debt — total company	5,535,799	5,111,067	4,231,507
Cost of funds — portfolio related	6.24%	6.23%	6.01%
Cost of funds — total company	6.36%	6.36%	6.18%
Net interest margin — portfolio related	3.82%	3.35%	3.54%
Net interest margin — total company	3.39%	2.88%	2.98%
Charge-offs/Average loans held for investment at amortized cost	0.31%	0.18%	0.04%
Pre-tax return on average equity	23.0%	20.1%	17.0%
Return on average equity	17.8%	13.9%	12.5%
(1)
Percentages are annualized.

Average Loans

Average loans reflects the daily average of total outstanding loans, including both loans held for investment and loans held for sale, as measured by UPB, over the specified time period.

Portfolio Yield

Portfolio yield is an annualized measure of the total interest income earned on our loan portfolio as a percentage of average loans over the given period. Interest income includes interest earned on performing loans, cash interest received on nonperforming loans, default interest and prepayment fees. The increase in our portfolio yield for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025 and June 30, 2024 was primarily driven by the increase in weighted average loan coupons.

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

Our portfolio related cost of funds increased to 6.24% for the three months ended June 30, 2025 from 6.23% for the prior quarter and 6.01% for the three months ended June 30, 2024. The increase was primarily due to higher securitized debt interest expense.

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

Over the periods shown in the tables below, portfolio related net interest margin increased to 3.82% for the three months ended June 30, 2025 from 3.54% for the three months ended June 30, 2024. Portfolio related net interest margin increased to 3.60% for the six months ended June 30, 2025 from 3.45% for the six months ended June 30, 2024. The increases were primarily due to higher average yields and average balances.

Total company net interest margin of 3.39% for the three months ended June 30, 2025 increased from 2.98% for the three months ended June 30, 2024. Total company net interest margin of 3.14% for the six months ended June 30, 2025 increased from 2.91% for the six months ended June 30, 2024. The increases were primarily due to the higher increase in the average yields on our loan portfolio than the increase in our average cost of funds.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Three Months Ended June 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	($ in thousands)
Loan portfolio:
Loans held for sale	$12,677			$9,979
Loans held for investment	5,608,086			4,345,962
Total loans	$5,620,763	$135,567	9.65%	$4,355,941	$97,760	8.98%

Debt:
Warehouse facilities	$413,441	$8,254	7.99%	$263,029	$6,116	9.30%
Securitized debt	4,832,358	73,584	6.09%	3,678,478	53,072	5.77%
Total debt - portfolio related	5,245,799	81,838	6.24%	3,941,507	59,188	6.01%
Corporate debt	290,000	6,143	8.47%	290,000	6,155	8.49%
Total debt	$5,535,799	$87,981	6.36%	$4,231,507	$65,343	6.18%

Net interest spread - portfolio related (2)			3.41%			2.97%
Net interest margin - portfolio related			3.82%			3.54%

Net interest spread - total company (3)			3.29%			2.80%
Net interest margin - total company			3.39%			2.98%
(1)
Annualized.
(2)
Net interest spread - portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)
Net interest spread - total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.

	Six Months Ended June 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	($ in thousands)
Loan portfolio:
Loans held for sale	$6,838			$9,820
Loans held for investment	5,410,637			4,247,856
Total loans	$5,417,475	$254,307	9.39%	$4,257,676	$188,289	8.84%

Debt:
Warehouse facilities	$423,615	$16,760	7.91%	$265,294	$12,508	9.43%
Securitized debt	4,609,818	140,166	6.08%	3,582,325	102,355	5.71%
Total debt - portfolio related	5,033,433	156,926	6.24%	3,847,619	114,863	5.97%
Corporate debt	290,000	12,285	8.47%	275,776	11,535	8.37%
Total debt	$5,323,433	$169,211	6.36%	$4,123,395	$126,398	6.13%

Net interest spread - portfolio related (2)			3.15%			2.87%
Net interest margin - portfolio related			3.60%			3.45%

Net interest spread - total company (3)			3.03%			2.71%
Net interest margin - total company			3.14%			2.91%
(1)
Annualized.
(2)
Net interest spread - portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)
Net interest spread - total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.

Charge-Offs

Our annualized charge-offs rate over average loans held for investment carried at amortized cost for the three months ended June 30, 2025 increased to 0.31% as compared to 0.18% and 0.04% for the three months ended March 31, 2025 and June 30, 2024, respectively. The charge-offs rate reflects year-to-date annualized charge-offs as a percentage of average loans held for investment at amortized cost, for the respective quarters. We do not record charge-offs on loans carried at estimated fair value and loans held for sale.

Return on Average Equity

Pre-tax return on average equity and return on average equity reflect income before income taxes and net income including income attributable to noncontrolling interest, respectively, as a percentage of the monthly average total stockholders’ equity including noncontrolling interest over the specified period. Pre-tax return on average equity and return on average equity increased during the quarter ended June 30, 2025 as compared to the quarters ended March 31, 2025 and June 30, 2024 primarily due to the increase in income before income taxes and the increase in net income.

	Three Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024
	($ in thousands)
Income before income taxes (A)	$33,922	$26,893	$19,873
Net income (B)	26,170	18,648	14,711

Monthly average balance:
Stockholders' equity (C)	588,814	534,940	469,071

Pre-tax return on average equity (A)/(C) (1)	23.0%	20.1%	16.9%

Return on average equity (B)/(C) (1)	17.8%	13.9%	12.5%
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

Interest Expense — Corporate Debt

Interest expense on corporate debt primarily consists of interest expense paid with respect to the 2022 Term Loan and the 2024 Term Loan (“Corporate Debt”), as reflected in “Secured financing, net” on our Consolidated Balance Sheets, and the related amortization of deferred debt issuance costs.

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

Other Operating Income

Gain (Loss) on Disposition of Loans. When we sell a loan held for sale, we record a gain or loss that reflects the difference between the proceeds received for the sale of the loans and their respective carrying values. The gain or loss that we ultimately realize on the sale of our loans held for sale is primarily determined by the terms of the originated loans, current market interest rates and the sale price of the loans. In addition, when we transfer a loan to REO, we record the REO at its fair value, less estimated costs to sell, at the time of the transfer. The difference between the fair value of the real estate and the carrying value of the loan is recorded as a gain or a loan charge-off.

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

Unrealized Gain (Loss) on Mortgage Servicing Rights. We have elected to record our mortgage servicing rights using the fair value measurement method. Changes in fair value are reported as “Unrealized gain (loss) on mortgage servicing rights,” a component of other operating income within the Consolidated Statements of Income.

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

Consolidated Results of Operations

The following table summarizes our unaudited consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Interest income	$135,567	$97,760	$254,307	$188,289
Interest expense - portfolio related	81,838	59,188	156,926	114,863
Net interest income - portfolio related	53,729	38,572	97,381	73,426
Interest expense - corporate debt	6,143	6,155	12,285	11,535
Net interest income	47,586	32,417	85,096	61,891
Provision for credit losses	1,598	218	3,470	1,219
Net interest income after provision for credit losses	45,988	32,199	81,626	60,672
Other operating income	39,847	22,561	73,293	48,336
Total operating expenses	51,913	34,887	94,103	65,898
Income before income taxes	33,922	19,873	60,816	43,110
Income tax expense	7,752	5,162	15,998	11,066
Net income	26,170	14,711	44,818	32,044
Net income (loss) attributable to noncontrolling interest	173	(67)	(66)	15
Net income attributable to Velocity Financial, Inc.	$25,997	$14,778	$44,884	$32,029

Net Interest Income — Portfolio Related

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
	(In thousands)
Interest income	$135,567	$97,760	$37,807	$254,307	$188,289	$66,018
Interest expense - portfolio related	81,838	59,188	22,650	156,926	114,863	42,063
Net interest income - portfolio related	$53,729	$38,572	$15,157	$97,381	$73,426	$23,955

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income increased 39.3% to $53.7 million from $38.6 million for the three months ended June 30, 2025 and 2024, respectively. Our portfolio related net interest income increased 32.6% to $97.4 million from $73.4 million for the six months ended June 30, 2025 and 2024, respectively.

Interest Income. Interest income increased by $37.8 million to $135.6 million for the three months ended June 30, 2025, compared to $97.8 million for the three months ended June 30, 2024, attributable to higher average loan portfolio balances and yield. For the three months ended June 30, 2025, the average loan yield was 9.65% compared to 8.98% for the three months ended June 30, 2024. Interest income increased by $66.0 million to $254.3 million for the six months ended June 30, 2025, compared to $188.3 million for the six months ended June 30, 2024. The increase in interest income for the six months ended June 30, 2025 was primarily attributable to higher portfolio balances due to loan originations and higher average loan yield.

The following tables distinguish between the changes in interest income attributable to changes in average loan balance (volume) and the changes in interest income attributable to changes in annualized yield (rate) for the three and six months ended June 30, 2025 and 2024.

	Average Loans	Interest Income	Average Yield(1)
	(In thousands)
Three months ended June 30, 2025	$5,620,763	$135,567	9.65%
Three months ended June 30, 2024	4,355,941	97,760	8.98%
Volume variance	1,264,822	28,386
Rate variance		9,421	0.67%
Total interest income variance		37,807
(1)
Annualized.

	Average Loans	Interest Income	Average Yield(1)
	(In thousands)
Six months ended June 30, 2025	$5,417,475	$254,307	9.39%
Six months ended June 30, 2024	4,257,676	188,289	8.84%
Volume variance	1,159,799	51,290
Rate variance		14,728	0.54%
Total interest income variance		66,018
(1)
Annualized.

Interest Expense — Portfolio Related. Portfolio related interest expense, which consists of interest incurred on our warehouse facilities and securitized debt, increased to $81.8 million for the three months ended June 30, 2025 from $59.2 million for the three months ended June 30, 2024. Portfolio related interest expense increased to $156.9 million for the six months ended June 30, 2025 from $114.9 million for the six months ended June 30, 2024. The increases were primarily attributable to a higher loan portfolio being financed and increased interest rates.

The following tables present information regarding portfolio related interest expense and distinguish between the changes in interest expense attributable to changes in the average outstanding debt balance (volume) and changes in cost of funds (rate) for the three and six months ended June 30, 2025 and 2024.

	Average Debt(1)	Interest Expense	Cost of Funds(2)
	(In thousands)
Three months ended June 30, 2025	$5,245,799	$81,838	6.24%
Three months ended June 30, 2024	3,941,507	59,188	6.01%
Volume variance	1,304,292	19,586
Rate variance		3,064	0.23%
Total interest expense variance		22,650
(1)
Includes securitized debt and warehouse agreements.
(2)
Annualized.

	Average Debt(1)	Interest Expense	Cost of Funds(2)
	(In thousands)
Six months ended June 30, 2025	$5,033,433	$156,926	6.24%
Six months ended June 30, 2024	3,847,619	114,863	5.97%
Volume variance	1,185,814	35,400
Rate variance		6,663	0.26%
Total interest expense variance		42,063
(1)
Includes securitized debt and warehouse agreements.
(2)
Annualized.

Net Interest Income After Provision for Credit Losses

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
	(In thousands)
Net interest income - portfolio related	$53,729	$38,572	$15,157	$97,381	$73,426	$23,955
Interest expense - corporate debt	6,143	6,155	(12)	12,285	11,535	750
Net interest income	47,586	32,417	15,169	85,096	61,891	23,205
Provision for credit losses	1,598	218	1,380	3,470	1,219	2,251
Net interest income after provision for credit losses	$45,988	$32,199	$13,789	$81,626	$60,672	$20,954

Interest Expense — Corporate Debt. Corporate debt interest expense remained consistent at $6.1 million for the three months ended June 30, 2025, compared to $6.2 million for the three months ended June 30, 2024. Corporate debt interest expense increased to $12.3 million for the six months ended June 30, 2025, compared to $11.5 million for the six months ended June 30, 2024, primarily due to the issuance of $75.0 million of additional secured debt in February 2024.

Provision for Credit Losses. Our provision for credit losses increased to $1.6 million for the three months ended June 30, 2025 from $0.2 million for the three months ended June 30, 2024. Our provision for credit losses increased to $3.5 million for the six months ended June 30, 2025 from $1.2 million for the six months ended June 30, 2024. The increased provision for credit losses was primarily attributable to a $1.4 million charge-off taken during the quarter ended June 30, 2025.

Other Operating Income

The $17.3 million and $25.0 million increases in total other operating income for the three and six months ended June 30, 2025 were mainly due to the increased loan originations.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
	(In thousands)
Gain on disposition of loans	$6,286	$3,168	$3,118	$9,120	$4,865	$4,255
Unrealized gain on fair value loans	29,906	17,123	12,783	64,742	36,049	28,693
Unrealized loss on fair value securitized debt	(7,584)	(4,643)	(2,941)	(21,266)	(6,961)	(14,305)
Unrealized gain (loss) on mortgage servicing rights	309	(373)	682	(772)	71	(843)
Origination fee income	8,936	5,072	3,864	17,615	10,058	7,557
Interest income on cash balance	1,505	1,731	(226)	2,844	3,362	(518)
Other income	489	483	6	1,010	892	118
Total other operating income	$39,847	$22,561	$17,286	$73,293	$48,336	$24,957

Gain on Disposition of Loans. Gain on disposition of loans increased by $3.1 million to $6.3 million for the three months ended June 30, 2025 compared to $3.2 million for the three months ended June 30, 2024. Gain on disposition of loans increased by $4.3 million to $9.1 million for the six months ended June 30, 2025 compared to $4.9 million for the six months ended June 30, 2024. The increases were primarily due to the increase in gain on transfer to REO upon foreclosure.

Unrealized Gain on Fair Value Loans. Unrealized gain on fair value loans increased by $12.8 million to $29.9 million for the three months ended June 30, 2025 compared to $17.1 million for the three months ended June 30, 2024. Unrealized gain on fair value loans increased by $28.7 million to $64.7 million for the six months ended June 30, 2025 compared to $36.0 million for the six months ended June 30, 2024. The increases were mainly driven by new loan originations.

Unrealized Loss on Fair Value Securitized Debt. Unrealized loss on fair value securitized debt increased by $2.9 million to $7.6 million for the three months ended June 30, 2025 from $4.6 million for the three months ended June 30, 2024. Unrealized loss on fair value securitized debt increased by $14.3 million to $21.3 million for the six months ended June 30, 2025 from $7.0 million for the six months ended June 30, 2024. The increases in unrealized loss on fair value securitized debt were primarily attributable to the decrease in market interest rates.

Unrealized Gain (Loss) on Mortgage Servicing Rights. Unrealized gain on mortgage servicing rights was $0.3 million for the three months ended June 30, 2025 as compared to an unrealized loss of $0.4 million for the three months ended June 30, 2024. The increase in unrealized gain on mortgage servicing rights was mainly driven by an increase in the loan servicing portfolio Unrealized loss on mortgage servicing rights was $0.8 million for the six months ended June 30, 2025 as compared to an unrealized gain of $0.1 million for the six months ended June 30, 2024. The increase in unrealized loss on mortgage servicing rights was mainly driven by a decrease in the loan servicing portfolio resulting from loan payoffs and paydowns, and an increase in prepayment rate in the first three months of 2025.

Origination Fee Income. Origination fee income increased by $3.9 million to $8.9 million for the three months ended June 30, 2025 compared to $5.1 million for the three months ended June 30, 2024. Origination fee income increased by $7.6 million to $17.6 million for the six months ended June 30, 2025 compared to $10.1 million for the six months ended June 30, 2024. The increases were driven by higher loan originations.

Interest Income on Cash Balance. Interest income on cash balance decreased by $0.2 million to $1.5 million for the three months ended June 30, 2025 compared to $1.7 million for the three months ended June 30, 2024. Interest income on cash balance decreased by $0.5 million to $2.8 million for the six months ended June 30, 2025 compared to $3.4 million for the six months ended June 30, 2024. The decreases were attributable to a decrease in interest rates and lower bank balances.

Other Income. Other income was fairly consistent at $0.5 million for the three months ended June 30, 2025 and 2024. Other income increased to $1.0 million for the six months ended June 30, 2025 compared to $0.9 million for the six months ended June 30, 2024. The increase was driven by higher servicing fee income from the increase in our loan servicing portfolio.

Operating Expenses

Operating expenses are presented in the following table. Changes in operating expenses comparing to the same period prior year are discussed below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
	(In thousands)
Compensation and employee benefits	$22,605	$16,562	$6,043	$44,289	$31,919	$12,370
Origination expenses	1,193	749	444	2,031	1,395	636
Securitization expenses	11,521	6,232	5,289	15,564	9,106	6,458
Loan servicing	8,205	5,160	3,045	16,213	9,984	6,229
Professional fees	1,992	1,718	274	3,775	3,833	(58)
Rent and occupancy	298	617	(319)	573	1,115	(542)
Real estate owned, net	3,298	1,355	1,943	6,327	3,811	2,516
Other operating expenses	2,801	2,494	307	5,331	4,735	596
Total operating expenses	$51,913	$34,887	$17,026	$94,103	$65,898	$28,205

Compensation and Employee Benefits. Compensation and employee benefits increased by $6.0 million to $22.6 million for the three months ended June 30, 2025 compared to $16.6 million for the three months ended June 30, 2024. Compensation and employee benefits increased by $12.4 million to $44.3 million for the six months ended June 30, 2025 compared to $31.9 million for the six months ended June 30, 2024. The increases were mainly driven by an increase in headcount and higher commissions expense as our loan originations increased.

Origination Expenses. Origination expenses increased by $0.4 million to $1.2 million for the three months ended June 30, 2025 from $0.7 million for the three months ended June 30, 2024. Origination expenses increased by $0.6 million to $2.0 million for the six months ended June 30, 2025 from $1.4 million for the six months ended June 30, 2024. The increases in origination expenses were due to higher loan originations.

Securitization Expenses. Securitization expenses were $11.5 million for the three months ended June 30, 2025 compared to $6.2 million for the three months ended June 30, 2024. Securitization expenses were $15.6 million for the six months ended June 30, 2025 compared to $9.1 million for the six months ended June 30, 2024. The increases in securitization expenses resulted from more securitization transactions and securitized debt issued in 2025 as compared to the prior year.

Loan Servicing. Loan servicing expenses increased to $8.2 million for the three months ended June 30, 2025 from $5.2 million for the three months ended June 30, 2024. Loan servicing expenses increased to $16.2 million for the six months ended June 30, 2025 from $10.0 million for the six months ended June 30, 2024. The increases were primarily attributable to the growth of our loan portfolio.

Professional Fees. Professional fees increased to $2.0 million for the three months ended June 30, 2025 compared to $1.7 million for the three months ended June 30, 2024 primarily due to an increase in consulting expenses. Professional fees remained relatively consistent at $3.8 million for the six months ended June 30, 2025 and 2024.

Rent and Occupancy. Rent and occupancy expenses decreased to $0.3 million for the three months ended June 30, 2025 compared to $0.6 million for the three months ended June 30, 2024. Rent and occupancy expenses decreased to $0.6 million for the six months ended June 30, 2025 compared to $1.1 million for the six months ended June 30, 2024. The decreases resulted from the relocation to offices with lower rent expense.

Real Estate Owned, Net. Net expenses of real estate owned increased to $3.3 million for the three months ended June 30, 2025 from $1.4 million for the three months ended June 30, 2024. Net expenses of real estate owned increased to $6.3 million for the six months ended June 30, 2025 from $3.8 million for the six months ended June 30, 2024. The increases were mainly due to the increase in REOs and higher valuation adjustments.

Other Operating Expenses. Other operating expenses increased to $2.8 million for the three months ended June 30, 2025 from $2.5 million for the three months ended June 30, 2024. Other operating expenses increased to $5.3 million for the six months ended June 30, 2025 from $4.7 million for the six months ended June 30, 2024. The increases were mainly due to higher information technology maintenance, marketing, and travel expenses.

Income Tax Expense. Income tax expense was $7.8 million and $5.2 million for the three months ended June 30, 2025 and 2024, respectively, and $16.0 million and $11.1 million for the six months ended June 30, 2025 and 2024, respectively. Our annual consolidated effective tax rates were 27.4% and 27.3% for the years 2025 and 2024, respectively.

Quarterly Results of Operations

The following table sets forth certain unaudited financial information for each of the last eight completed quarters. The quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the information presented. This information should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full year.

	Three Months Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
	($ in thousands)
	(Unaudited)
Interest income	$135,567	$118,740	$113,484	$105,070	$97,760	$90,529	$86,269	$79,088
Interest expense - portfolio related	81,838	75,088	68,484	63,871	59,188	55,675	51,405	47,583
Net interest income - portfolio related	53,729	43,652	45,000	41,199	38,572	34,854	34,864	31,505
Net interest margin - portfolio related	3.82%	3.35%	3.70%	3.60%	3.54%	3.35%	3.52%	3.34%
Interest expense - corporate debt	6,143	6,142	6,143	6,143	6,155	5,380	4,140	4,138
Net interest income	47,586	37,510	38,857	35,056	32,417	29,474	30,724	27,367
Net interest margin - total company	3.39%	2.88%	3.20%	3.06%	2.98%	2.83%	3.10%	2.90%
Provision for (reversal of) credit losses	1,598	1,872	22	(69)	218	1,002	827	154
Net interest income after provision for (reversal of) credit losses	45,988	35,638	38,835	35,125	32,199	28,472	29,897	27,213
Other operating income	39,847	33,446	32,330	20,732	22,561	25,775	21,670	17,360
Operating expenses	51,913	42,190	39,127	34,613	34,887	31,011	29,260	27,334
Income before income taxes	33,922	26,894	32,038	21,244	19,873	23,236	22,307	17,239
Income tax expense	7,752	8,246	11,233	5,627	5,162	5,903	5,141	5,070
Net income	26,170	18,648	20,805	15,617	14,711	17,333	17,166	12,169
Net income (loss) attributable to noncontrolling interest	173	(239)	218	(186)	(67)	82	(189)	83
Net income attributable to Velocity Financial, Inc.	$25,997	$18,887	$20,587	$15,803	$14,778	$17,251	$17,355	$12,086

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

Cash and Cash Equivalents

Our total liquidity was $139.3 million as of June 30, 2025, comprised of $79.6 million in cash and $59.7 million in borrowings from available warehouse capacity on unencumbered loans. Our additional available warehouse capacity as of June 30, 2025, was $417.3 million, bringing total liquidity plus available warehouse capacity to $556.5 million.

We had cash of $79.6 million and $47.4 million, excluding restricted cash of $17.6 million and $32.3 million as of June 30, 2025 and 2024, respectively.

Cash Flows

The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash provided by (used in):
Operating activities	$11,198	$22,053
Investing activities	(842,611)	(409,281)
Financing activities	857,772	404,960
Net change in cash, cash equivalents, and restricted cash	$26,359	$17,732

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

For the six months ended June 30, 2025, our net cash provided by operating activities consisted mainly of $44.8 million in net income, $47.0 million in proceeds from sale of loans held for sale, and $21.3 million change in valuation of securitized debt at fair value, offset by $64.7 million change in valuation of loans carried at fair value and $45.8 million in origination of loans held for sale.

For the six months ended June 30, 2025, our net cash used in investing activities consisted mainly of $1.3 billion in cash used to originate loans held for investment at fair value, partially offset by $454.2 million in cash received from payoffs of loans held for investment.

For the six months ended June 30, 2025, our net cash provided by financing activities consisted mainly of $1.5 billion in borrowings from our warehouse and repurchase facilities, $1.3 billion in proceeds from issuing securitized debt and $42.0 million in net proceeds from issuance of common stocks. The cash generated was offset by repayments of $1.5 billion and $493.3 million, on our warehouse and repurchase facilities and securitized debt, respectively.

During the six months ended June 30, 2025 and 2024, we generated approximately $26.4 million and $17.7 million, respectively, of net cash and cash equivalents on operating, investing and financing activities.

Warehouse Facilities

As of June 30, 2025, we had five non-mark-to-market warehouse facilities, one mark-to-market warehouse facility, and one modified mark-to-market warehouse facility to support our loan origination and acquisition facilities. The maturity of our warehouse facilities ranges from one to three years. The borrowings are collateralized primarily by performing loans. All warehouse facilities are based on SOFR, plus margins ranging from 1.60% to 4.50%. Borrowing under these facilities was $333.1 million with $476.9 million of available capacity as of June 30, 2025.

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

All borrower payments on loans financed under the warehouse facilities are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities. The warehouse facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to-net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization of interest expense. If we fail to meet any of the covenants, or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of June 30, 2025, we were in compliance with these covenants.

Securitized debt

From May 2011 through June 2025, we have completed 42 transactions, issuing $9.3 billion in principal amount of securities to third parties. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The following table summarizes the securities issued, securities retained by us at the time of the securitization, as of June 30, 2025 and December 31, 2024, and the stated maturity for each securitized debt. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 10% to 30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

		Securities Retained as of
Trusts	Securities Issued	Issuance Date	June 30, 2025	December 31, 2024	Stated Maturity Date
	(In thousands)
2017-2 Trust	$245,601	$12,927	$2,416	$2,416	October 2047
2018-1 Trust	176,816	9,308	1,602	1,602	April 2048
2018-2 Trust	307,988	16,210	2,656	2,698	October 2048
2019-1 Trust	235,580	12,399	2,362	—	March 2049
2019-2 Trust	207,020	10,901	2,018	—	July 2049
2019-3 Trust	154,419	8,127	2,006	—	October 2049
2020-1 Trust	248,700	13,159	4,166	—	February 2050
2021-1 Trust	251,301	13,227	7,407	—	May 2051
2021-2 Trust	194,918	10,260	—	—	August 2051
2021-3 Trust	204,205	—	—	—	October 2051
2021-4 Trust	319,116	—	—	—	December 2051
2022-1 Trust	273,594	5,015	3,636	3,876	February 2052
2022-2 Trust	241,388	11,202	9,246	9,246	March 2052
2022-MC1 Trust (1)	84,967	40,911	—	47,936	May 2047
2022-3 Trust	296,323	18,914	17,271	15,489	May 2052
2022-4 Trust	308,357	25,190	19,180	10,362	July 2052
2022-5 Trust	188,754	65,459	16,443	12,649	October 2052
2023-1 Trust	198,715	41,593	22,589	4,043	December 2052
2023-1R Trust (1) (2)	64,833	66,228	—	66,228	October 2025
2023-2 Trust	202,210	24,229	3,357	6,714	April 2053
2023-RTL1 Trust (1)	81,608	4,296	—	4,296	July 2028
2023-3 Trust	234,741	28,718	—	9,146	July 2053
2023-4 Trust	202,890	26,623	3,995	3,995	November 2053
2024-1 Trust	209,862	11,278	—	11,229	January 2054
2024-2 Trust	286,235	8,853	8,767	8,767	April 2054
2024-3 Trust	204,599	5,255	5,211	5,211	June 2054
2024-4 Trust	253,612	3,080	3,064	3,064	July 2054
2024-5 Trust	292,880	7,510	7,481	7,481	October 2054
2024-6 Trust	293,895	7,690	7,627	7,687	December 2054
2025-1 Trust	342,791	8,790	8,779	—	February 2055
2025-RTL1 Trust	111,395	5,864	5,864	—	March 2030
2025-2 Trust	377,526	15,117	14,911	—	April 2055
2025-MC1 Trust	114,136	27,210	27,207	—	May 2055
2025-3 Trust	382,461	9,809	9,785	—	June 2055
Total	$7,793,436	$575,352	$219,046	$244,135
(1)
The outstanding bond balances associated with the Trusts were paid off when collapsed.
(2)
The retained securities owned by this trust were returned to their respective issuing trusts.

The following table summarizes outstanding bond balances for each securitized debt as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(In thousands)
2017-2 Trust	$28,437	$33,012
2018-1 Trust	21,760	24,482
2018-2 Trust	51,134	59,091
2019-1 Trust	54,753	60,459
2019-2 Trust	42,491	46,872
2019-3 Trust	41,587	46,827
2020-1 Trust	85,203	91,135
2021-1 Trust	141,700	152,995
2021-2 Trust	118,569	125,391
2021-3 Trust	128,486	136,510
2021-4 Trust	198,533	214,284
2022-1 Trust	206,236	217,190
2022-2 Trust	182,357	191,764
2022-MC1 Trust (1)	—	12,041
2022-3 Trust	218,850	234,647
2022-4 Trust	213,687	232,064
2022-5 Trust	156,686	132,519
2023-1 Trust	138,485	144,724
2023-1R Trust (1)	—	38,508
2023-2 Trust	136,454	157,198
2023-RTL1 Trust (1)	—	81,608
2023-3 Trust	169,039	195,799
2023-4 Trust	156,312	181,307
2024-1 Trust	156,890	178,234
2024-2 Trust	226,175	260,500
2024-3 Trust	177,842	191,583
2024-4 Trust	216,955	243,945
2024-5 Trust	267,775	290,552
2024-6 Trust	277,786	293,767
2025-1 Trust	333,742	—
2025-RTL1 Trust	111,395	—
2025-2 Trust	370,201	—
2025-MC1 Trust	109,548	—
2025-3 Trust	381,508	—
Total	$5,120,576	$4,269,008
(1)
The outstanding bond balances associated with the Trusts were paid off when collapsed.

As of June 30, 2025 and December 31, 2024, the weighted average annualized rates on the securities and certificates for the Trusts were as follows:

	June 30, 2025	December 31, 2024
2017-2 Trust	4.20%	4.09%
2018-1 Trust	4.29	4.13
2018-2 Trust	4.54	4.47
2019-1 Trust	4.07	4.07
2019-2 Trust	3.46	3.41
2019-3 Trust	3.27	3.30
2020-1 Trust	2.88	2.88
2021-1 Trust	1.77	1.76
2021-2 Trust	2.05	2.04
2021-3 Trust	2.47	2.47
2021-4 Trust	3.23	3.25
2022-1 Trust	3.96	3.94
2022-2 Trust	5.05	5.06
2022-MC1 Trust	6.57	6.90
2022-3 Trust	5.69	5.72
2022-4 Trust	6.21	6.21
2022-5 Trust	7.32	7.04
2023-1 Trust	7.23	7.02
2023-1R Trust	—	7.57
2023-2 Trust	7.68	7.33
2023-RTL1 Trust (1)	67.27	8.24
2023-3 Trust	8.20	7.94
2023-4 Trust	8.26	8.33
2024-1 Trust	7.94	7.75
2024-2 Trust	7.02	7.11
2024-3 Trust	7.22	7.20
2024-4 Trust	7.31	7.08
2024-5 Trust	6.16	6.14
2024-6 Trust	6.12	5.92
2025-1 Trust	6.60	—
2025-RTL1 Trust	7.17	—
2025-2 Trust	6.64	—
2025-MC1 Trust	8.70	—
2025-3 Trust	6.47	—
(1)
The higher weighted average annualized rate for the three months ended June 30, 2025 resulted from additional interest paid to collapse 2023-RTL1 in April 2025.

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

On April 11, 2025, we entered into separate Amendment No. 2 (the “Amendments”) to the Equity Distribution Agreements, each dated as of May 3, 2024, each as amended by Amendment No. 1 thereto, each dated December 12, 2024. The Amendments increased the maximum aggregate offering amount of shares of the Company’s common stock that may be sold pursuant to the Equity Distribution Agreements, from $50,000,000 to $100,000,000, and increased the maximum number of shares that may be sold pursuant to the Equity Distribution Agreements from 4,000,000 to 6,000,000.

The following table summarizes the activity in our ATM Program for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share amount)
Number of shares sold	27	—	1,596	10
Net sale proceeds	$491	$—	$29,287	$154
Weighted average price per share	$18.61	$—	$18.66	$16.49

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

As of June 30, 2025, we maintained warehouse facilities to finance our investor real estate loans and had approximately $333.1 million in outstanding borrowings with $476.9 million of available capacity under our warehouse and repurchase facilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 27, 2025, warrants to purchase an aggregate of 1,339,166 shares of our common stock were exercised on a net settlement basis, and settled on April 2, 2025, resulting in a net issuance of 1,080,338 shares of our common stock after the withholding and transfer of an aggregate of 258,828 shares of our common stock into our treasury account. The number of shares of our common stock netted was determined using the last sale price of our common stock on March 27, 2025 pursuant to the terms of such warrants. Of such exercised warrants, 892,777 had an exercise price of $2.96 per share and 446,389 had an exercise price of $4.94 per share. On May 1, 2025, warrants to purchase an aggregate of 1,673,958 shares of our common stock were exercised and settled on May 2, 2025. Of such exercised warrants, 1,115,972 had an exercise price of $2.96 per share and 557,986 had an exercise price of $4.94 per share. The issuance of common stock upon exercise of the warrants was conducted in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 3(a)(9) and Section 4(a)(2) thereof, based on the terms of the exercise and other relevant facts.

The following table provides information on common stock purchases made by us during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased (1)		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 2025	258,828	(2)	$18.73	—	$—
May 2025	8,754	(3)	16.62	—	—
June 2025	—		—	—	—
Total	267,582		$18.66	—	$—

(1)
The Company currently does not have a common stock repurchase program.
(2)
Shares withheld from warrants exercised.
(3)
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

Item 6. Exhibits.

The exhibits below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Conversion	8-K	001-39183	3.1	1/22/2020

3.2	Restated Certificate of Incorporation of Velocity Financial, Inc.	8-K	001-39183	3	5/23/2022

3.3	Amended and Restated Bylaws of Velocity Financial, Inc.	8-K	001-39183	3.2	3/25/2022

4.1	Form of Stock Certificate for Common Stock	S-1	333-234250	4.1	10/18/2019

4.2	Form of Warrant to Purchase Common Stock	8-K	001-39183	4.1	4/7/2020

4.3	Description of the Registrant’s Securities	10K	001-39183	4.3	4/7/2020

10.1	Stockholders Agreement, dated as of January 16, 2020	10-K	001-39183	10.1	4/7/2020

10.2	Registration Rights Agreement, dated as of January 16, 2020	10-K	001-39183	10.2	4/7/2020

10.3	Registration Rights Agreement, dated as of April 7, 2020	8-K	333-234250	10.1	4/7/2020

10.4	Securities Purchase Agreement among Velocity Financial, Inc. and the Purchasers Party thereto dated April 5, 2020	8-K	001-39183	10.1	4/6/2020

10.5	Velocity Financial, Inc. Employee Stock Purchase Plan*	DEF 14A	001-39183	AII	4/8/2022

10.6	Amended and Restated Velocity Financial, Inc. 2020 Omnibus Incentive Plan*	DEF 14A	001-39183	AI	4/11/2025

10.7	Form of Nonqualified Stock Option Award Notice and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.6	1/6/2020

10.8	Form of Nonqualified Stock Option Award Notice and Agreement (Director Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.7	1/6/2020

10.9	Form of Nonqualified Stock Option Award Notice and Agreement (Executive Officer Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.8	1/6/2020

10.10	Form of Restricted Stock Unit Grant and Agreement (Director Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.9	1/6/2020

10.11	Form of Restricted Stock Unit Grant and Agreement (Standard Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.10	1/6/2020

10.12	Form of Restricted Stock Grant and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.11	1/6/2020

10.13	Velocity Financial 2025 Annual Cash Incentive and Performance Stock Units Programs for Messrs. Farrar, Szczepaniak and Taylor*	8-K	001-39183	-	1/22/2025

10.14	Form of Equity Distribution Agreement, dated May 3, 2024	8-K	001-39183	1.1	5/3/2024

10.15	Form of Amendment No. 1 to Equity Distribution Agreement, dated December 12, 2024	10-K	001-39183	10.15	3/12/2025

10.16	Form of Officer and Director Indemnity Agreement*	S-1/A	333-234250	10.37	11/6/2019

10.17	Form of Performance Stock Unit Grant and Agreement*	10-K	001-39183	10.16	3/15/2024

10.18	Note Purchase Agreement Dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association, as collateral agent, and the respective purchasers of the Notes.	8-K	001-39183	10.1	3/16/2022

10.19	Security Agreement, dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association, as collateral agent.	8-K	001-39183	10.2	3/16/2022

10.20	Velocity Financial, Inc. Incentive Compensation Clawback Policy*	8-K	001-39183	99	2/7/2024

10.21	Form of Note Purchase Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association, as Collateral Agent and the respective purchasers of the Notes.	8-K	001-39183	10.1	2/6/2024

10.22	Security Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association.	8-K	001-39183	10.2	2/6/2024

10.23	Equal Priority Intercreditor Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association as the 2027 Notes Collateral Agent and U.S. Bank Trust Company, National Association as the 2029 Notes Collateral Agent.	8-K	001-39183	10.3	2/6/2024

10.24	Form of Amendment No. 2 to Equity Distribution Agreement, dated April 11, 2025	10-Q	001-39183	10.24	5/1/2025

19.1	Securities Trading Policy	10-K	001-39183	19.1	3/12/2025

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 and (v) the Notes to unaudited Consolidated Financial Statements.

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

VELOCITY FINANCIAL, INC.

Date: August 7, 2025	By:	/s/ Christopher D. Farrar
Christopher D. Farrar
Chief Executive Officer

Date: August 7, 2025	By:	/s/ Mark R. Szczepaniak
Mark R. Szczepaniak
Chief Financial Officer