Form 10-Q
period 2025-09-30
Velocity Financial, Inc.
filed 2025-11-07
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

Commission File Number: 001-39183

Velocity Financial, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-0659719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2945 Townsgate Road, Suite 110 Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 532-3700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	VEL	The New York Stock Exchange
Common stock, par value $0.01 per share	VEL	NYSE Texas, Inc.

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

As of October 31, 2025, the registrant had 38,900,030 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and cash equivalents	$98,964	$49,901
Restricted cash	18,846	20,929
Loans held for sale, at fair value	2,590	—
Loans held for investment, at amortized cost (net of allowance for credit losses of $4,586 and $4,174 as of September 30, 2025 and December 31, 2024, respectively)	2,127,170	2,420,116
Loans held for investment, at fair value	4,371,317	2,766,951
Total loans, net	6,501,077	5,187,067
Accrued interest receivables	46,553	35,235
Receivables due from servicers	131,761	123,494
Other receivables	2,755	1,359
Real estate owned, net	113,700	68,000
Property and equipment, net	1,481	1,650
Deferred tax asset	16,625	13,612
Mortgage servicing rights, at fair value	12,597	13,712
Derivative assets	18	—
Goodwill	6,775	6,775
Other assets	7,531	5,674
Total assets	$6,958,683	$5,527,408

LIABILITIES
Accounts payable and accrued expenses	$170,584	$147,814
Secured financing, net	286,218	284,833
Securitized debt, at amortized cost	1,783,150	2,019,056
Securitized debt, at fair value	3,748,889	2,207,408
Warehouse and repurchase facilities, net	332,386	348,082
Total liabilities	6,321,227	5,007,193
Commitments and contingencies
EQUITY
Common stock ($0.01 par value, 100,000,000 shares authorized; 39,508,370 and 33,761,147 shares issued, 38,900,030 and 33,545,585 shares outstanding as of September 30, 2025 and December 31, 2024, respectively)	396	339
Additional paid-in capital	379,401	322,954
Retained earnings	267,582	197,325
Treasury stock, at cost (608,340 and 215,562 common shares as of September 30, 2025 and December 31, 2024, respectively)	(10,203)	(2,869)
Accumulated other comprehensive loss	(2,917)	(805)
Total Velocity Financial, Inc. stockholders' equity	634,259	516,944
Noncontrolling interest in subsidiary	3,197	3,271
Total equity	637,456	520,215
Total liabilities and equity	$6,958,683	$5,527,408

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

The following table represents the assets and liabilities of consolidated variable interest entities:

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Restricted cash	$14,188	$9,847
Loans held for investment, at amortized cost	2,123,222	2,395,394
Loans held for investment, at fair value	3,834,125	2,264,641
Accrued interest and other receivables	173,110	145,891
Real estate owned, net	113,700	57,838
Deferred tax asset	1,130	272
Other assets	7	—
Total assets	$6,259,482	$4,873,883

LIABILITIES
Accounts payable and accrued expenses	$123,417	$96,895
Securitized debt	5,532,039	4,226,464
Total liabilities	$5,655,456	$4,323,359

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$144,119	$105,070	$398,426	$293,359
Interest expense — portfolio related	88,899	63,871	245,825	178,734
Net interest income — portfolio related	55,220	41,199	152,601	114,625
Interest expense — corporate debt	6,144	6,143	18,429	17,677
Net interest income	49,076	35,056	134,172	96,948
Provision for (reversal of) credit losses	381	(69)	3,851	1,151
Net interest income after provision for (reversal of) credit losses	48,695	35,125	130,321	95,797
Other operating income
Gain on disposition of loans	4,574	2,291	13,694	7,156
Unrealized gain on fair value loans	30,982	35,530	95,724	71,579
Unrealized loss on fair value securitized debt	(9,988)	(24,995)	(31,254)	(31,957)
Unrealized loss on mortgage servicing rights	(343)	(993)	(1,115)	(922)
Origination fee income	9,723	6,704	27,338	16,762
Interest income on cash balance	1,564	1,676	4,408	5,038
Other income	565	519	1,575	1,412
Total other operating income	37,077	20,732	110,370	69,068
Operating expenses
Compensation and employee benefits	23,300	17,586	67,589	49,505
Origination expenses	1,154	867	3,185	2,262
Securitization expenses	6,433	3,186	21,997	12,292
Loan servicing	7,748	5,656	23,961	15,639
Professional fees	893	2,305	4,668	6,140
Rent and occupancy	274	519	847	1,633
Real estate owned, net	7,931	1,951	14,258	5,762
Other operating expenses	2,664	2,543	7,995	7,278
Total operating expenses	50,397	34,613	144,500	100,511
Income before income taxes	35,375	21,244	96,191	64,354
Income tax expense
Federal	7,603	3,921	19,381	11,759
State	2,360	1,706	6,580	4,934
Income tax expense	9,963	5,627	25,961	16,693
Net income	25,412	15,617	70,230	47,661
Net income (loss) attributable to noncontrolling interest	39	(186)	(27)	(171)
Net income attributable to Velocity Financial, Inc.	$25,373	$15,803	$70,257	$47,832
Less undistributed earnings attributable to unvested restricted stock awards	352	191	871	580
Net earnings attributable to common stockholders	$25,021	$15,612	$69,386	$47,252
Earnings per common share
Basic	$0.66	$0.48	$1.91	$1.45
Diluted	$0.65	$0.44	$1.86	$1.34
Weighted average common shares outstanding
Basic	38,073	32,711	36,335	32,613
Diluted	38,800	35,895	37,817	35,645

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to Velocity Financial, Inc.	$25,373	$15,803	$70,257	$47,832
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on cash flow hedges arising during the period	98	(4,161)	(2,571)	(1,362)
Reclassification adjustments included in net income	192	(92)	459	(83)
Total other comprehensive income (loss), net of tax	290	(4,253)	(2,112)	(1,445)
Total comprehensive income attributable to Velocity Financial, Inc.	$25,663	$11,550	$68,145	$46,387

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands, except share data)

(Unaudited)

	Common Stock - Number of Shares			Stockholders' Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance – December 31, 2023	32,987,248	(121,412)	32,865,836	$331	$306,736	$128,906	$(1,319)	$(1,210)	$433,444	$3,429	$436,873
Issuance of common stock	9,537	—	9,537	3	152	—	—	—	155	—	155
Shares surrendered for tax withholding on vested awards	—	(79,258)	(79,258)	—	—	—	(1,284)	—	(1,284)	—	(1,284)
Restricted stock awarded and stock-based compensation expenses	189,679	—	189,679	—	1,371	—	—	—	1,371	—	1,371
Net income	—	—	—	—	—	17,251	—	—	17,251	82	17,333
Other comprehensive income	—	—	—	—	—	—	—	2,004	2,004	—	2,004
Balance – March 31, 2024	33,186,464	(200,670)	32,985,794	$334	$308,259	$146,157	$(2,603)	$794	$452,941	$3,511	$456,452
Issuance of common stock	127,733	—	127,733	1	1,500	—	—	—	1,501	—	1,501
Shares surrendered for tax withholding on vested awards	—	(14,892)	(14,892)	—	—	—	(266)	—	(266)	—	(266)
Restricted stock awarded and stock-based compensation expenses	—	—	—	—	1,565	—	—	—	1,565	—	1,565
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(20)	(20)
Net income (loss)	—	—	—	—	—	14,778	—	—	14,778	(67)	14,711
Other comprehensive income	—	—	—	—	—	—	—	804	804	—	804
Balance – June 30, 2024	33,314,197	(215,562)	33,098,635	$335	$311,324	$160,935	$(2,869)	$1,598	$471,323	$3,424	$474,747
Issuance of common stock	16,210	—	16,210	—	189	—	—	—	189	—	189
Restricted stock awarded and stock-based compensation expenses	—	—	—	—	1,574	—	—	—	1,574	—	1,574
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(185)	(185)
Net income (loss)	—	—	—	—	—	15,803	—	—	15,803	(186)	15,617
Other comprehensive loss	—	—	—	—	—	—	—	(4,253)	(4,253)	—	(4,253)
Balance – September 30, 2024	33,330,407	(215,562)	33,114,845	$335	$313,087	$176,738	$(2,869)	$(2,655)	$484,636	$3,053	$487,689

Balance – December 31, 2024	33,761,147	(215,562)	33,545,585	$339	$322,954	$197,325	$(2,869)	$(805)	$516,944	$3,271	$520,215
Issuance of common stock	1,569,255	—	1,569,255	20	28,522	—	—	—	28,542	—	28,542
Shares surrendered for tax withholding on vested awards	—	(115,596)	(115,596)	—	—	—	(2,162)	—	(2,162)	—	(2,162)
Restricted stock awarded and stock-based compensation expenses	385,503	—	385,503	—	1,970	—	—	—	1,970	—	1,970
Net income (loss)	—	—	—	—	—	18,887	—	—	18,887	(239)	18,648
Other comprehensive loss	—	—	—	—	—	—	—	(994)	(994)	—	(994)
Balance – March 31, 2025	35,715,905	(331,158)	35,384,747	$359	$353,446	$216,212	$(5,031)	$(1,799)	$563,187	$3,032	$566,219
Issuance of common stock	3,154,630	—	3,154,630	31	13,052	—	—	—	13,083	—	13,083
Purchase of treasury stock	—	(258,828)	(258,828)	—	—	—	(4,848)	—	(4,848)	—	(4,848)
Shares surrendered for tax withholding on vested awards	—	(8,754)	(8,754)	—	—	—	(145)	—	(145)	—	(145)
Restricted stock awarded and stock-based compensation expenses	17,292	—	17,292	—	2,029	—	—	—	2,029	—	2,029
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(47)	(47)
Net income	—	—	—	—	—	25,997	—	—	25,997	173	26,170
Other comprehensive loss	—	—	—	—	—	—	—	(1,408)	(1,408)	—	(1,408)
Balance – June 30, 2025	38,887,827	(598,740)	38,289,087	$390	$368,527	$242,209	$(10,024)	$(3,207)	$597,895	$3,158	$601,053
Issuance of common stock	471,051	—	471,051	6	8,720	—	—	—	8,726	—	8,726
Shares surrendered for tax withholding on vested awards	—	(9,600)	(9,600)	—	—	—	(179)	—	(179)	—	(179)
Restricted stock awarded and stock-based compensation expenses	149,492	—	149,492	—	2,154	—	—	—	2,154	—	2,154
Net income	—	—	—	—	—	25,373	—	—	25,373	39	25,412
Other comprehensive income	—	—	—	—	—	—	—	290	290	—	290
Balance – September 30, 2025	39,508,370	(608,340)	38,900,030	$396	$379,401	$267,582	$(10,203)	$(2,917)	$634,259	$3,197	$637,456

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net income	$70,230	$47,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	393	650
Amortization of right-of-use assets	875	1,048
Provision for credit losses	3,851	1,151
Origination of loans held for sale	(47,879)	(18,947)
Proceeds from sales of loans held for sale	46,953	—
Net accretion of discount on purchased loans and amortization of deferred loan origination costs	2,989	3,317
Provision for uncollectible corporate and escrow advances receivable	711	650
Gain on disposition of loans	(1,145)	(834)
Real estate acquired through foreclosure in excess of recorded investment	(12,549)	(6,322)
Amortization of debt issuance discount and costs	7,667	9,468
Change in valuation of real estate owned	10,530	3,903
Change in valuation of fair value loans	(95,724)	(71,579)
Change in valuation of mortgage servicing rights	1,566	922
Change in valuation of fair value securitized debt	31,254	31,957
Gain on sale of real estate owned	(1,242)	(864)
Stock-based compensation	6,153	4,510
Hedging activities	(3,553)	(3,145)
Deferred tax benefit	(2,160)	(11,104)
Change in operating assets and liabilities:
Accrued interest and other receivables	(14,038)	(3,573)
Other assets	(2,004)	(1,385)
Accounts payable and accrued expenses	19,772	16,998
Net cash provided by operating activities	22,650	4,482
Cash flows from investing activities:
Purchase of loans held for investment	—	(16,210)
Origination of loans held for investment	(2,033,018)	(1,258,725)
Proceeds from sales of loans originally classified as held for investment	—	50,204
Payments of loans held for investment and loans at fair value	728,965	525,316
Proceeds from sale of real estate owned	34,399	19,798
Capitalized improvement on real estate held for sale	(99)	—
Change in corporate and escrow advances receivable	(2,825)	(4,921)
Change in impounds and deposits	1,117	(165)
Purchase of property and equipment	(224)	(190)
Proceeds from sale of property and equipment	—	640
Purchase of mortgage servicing rights	—	(4,760)
Net cash used in investing activities	(1,271,685)	(689,013)
Cash flows from financing activities:
Warehouse repurchase facilities advances	2,072,225	1,365,638
Warehouse repurchase facilities repayments	(2,087,575)	(1,266,288)
Proceeds from secured financing	—	74,311
Proceeds of securitized debt	2,006,012	1,005,044
Repayment of securitized debt	(736,521)	(485,826)
Debt issuance costs	(1,205)	(3,104)
Deferred stock issuance costs	(379)	—
Proceeds from issuance of common stock related to warrants exercised	10,908	—
Proceeds from issuance of common stock, net	39,931	1,845
Purchase of treasury stock	(7,334)	(1,550)
Distribution to non-controlling interest	(47)	(205)
Net cash provided by financing activities	1,296,015	689,865
Net increase in cash, cash equivalents, and restricted cash	46,980	5,334
Cash, cash equivalents, and restricted cash at beginning of period	70,830	61,927
Cash, cash equivalents, and restricted cash at end of period	$117,810	$67,261

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for interest	$251,053	$183,923
Cash paid during the period for income taxes, net	26,801	22,780
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to held for sale	—	35,067
Transfer of loans held for investment to real estate owned	76,738	34,608
Transfer of accrued interest to loans held for investment	1,893	1,118
Transfer of loans held for sale to held for investment	—	2,612
Recognition of new leases in exchange for lease obligations	1,384	1,164
Deferred stock issuance costs charged against additional paid-in capital	488	2

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

Note 1 — Organization and Description of Business

Velocity Financial, LLC (“VF” or “the Company”) was a Delaware limited liability company formed on July 9, 2012, for the purpose of acquiring all membership units in Velocity Commercial Capital, LLC (“VCC”). On January 16, 2020, Velocity Financial, LLC converted from a Delaware limited liability company to a Delaware corporation and changed its name to Velocity Financial, Inc. Upon completion of the conversion, Velocity Financial, LLC’s Class A equity units of 97,513,533 and Class D equity units of 60,193,989 were converted to 11,749,994 shares of Velocity Financial, Inc. common stock. On January 22, 2020, the Company completed its initial public offering of 7,250,000 shares of common stock at a price of $13.00 per share to the public. On January 28, 2020, the Company completed the sale of an additional 1,087,500 shares of its common stock, representing the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. The Company’s stock trades on The New York Stock Exchange under the symbol “VEL.” The Company's stock also trades on the NYSE Texas, Inc. under the same symbol “VEL.” starting August 2025.

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2017-2 Trust through and including the 2025-4 Trust, all of which are New York common law trusts, with the exception of the VCC 2025-MC1 Trust, and VCC 2025-RTL1 Trust which are Delaware statutory trusts. The Trusts are bankruptcy remote, variable interest entities (“VIEs”) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed Government National Mortgage Association (“Ginnie Mae” or “GNMA”) issuer/servicer that provides government-insured Federal Housing Administration (“FHA”) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century is a consolidated subsidiary of the Company as of completion of the acquisition. In addition, as a servicer of Ginnie Mae loans, Century is required to maintain a minimum net worth, and Century is in compliance with this requirement as of September 30, 2025.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2025 and 2024 have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The consolidated financial statements as of September 30, 2025 and December 31, 2024 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs.

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

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. In accordance with various mortgage servicing and related agreements, Century maintains escrow accounts for mortgage insurance premium, tax and insurance, working capital, sinking fund and other mortgage related escrows. The total escrow balances payable amounted to $83.3 million and $81.1 million as of September 30, 2025 and 2024, respectively. These amounts are not reflected on the Consolidated Balance Sheets of the Company.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024:

	September 30,
	2025	2024
	(In thousands)
Cash and cash equivalents	$98,964	$44,094
Restricted cash	18,846	23,167
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$117,810	$67,261

Note 5 — Loans Held for Sale at Fair Value

The following table summarizes loans held for sale at fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(In thousands)
Unpaid principal balance	$2,071	$—
Valuation adjustments on FVO loans held for sale	519	—
Ending balance	$2,590	$—

Note 6 — Loans Held for Investment at Amortized Cost and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Loans Held for Investment, at Amortized Cost	Loans Held for Investment, at Fair Value	Total Loans Held for Investment
	(In thousands)
Unpaid principal balance	$2,111,569	$4,161,729	$6,273,298
Valuation adjustments on FVO loans	—	209,588	209,588
Deferred loan origination costs	20,187	—	20,187
	2,131,756	4,371,317	6,503,073
Allowance for credit losses	(4,586)	—	(4,586)
Total loans held for investment	$2,127,170	$4,371,317	$6,498,487

	December 31, 2024
	Loans Held for Investment, at Amortized Cost	Loans Held for Investment, at Fair Value	Total Loans Held for Investment
	(In thousands)
Unpaid principal balance	$2,400,720	$2,655,217	$5,055,937
Valuation adjustments on FVO loans	—	111,734	111,734
Deferred loan origination costs	23,570	—	23,570
	2,424,290	2,766,951	5,191,241
Allowance for credit losses	(4,174)	—	(4,174)
Total loans held for investment	$2,420,116	$2,766,951	$5,187,067

The following tables summarize the Unpaid Principal Balance (“UPB”) and amortized cost basis of loans in the Company's COVID-19 forbearance program for the three and nine months ended September 30, 2025 and the year ended December 31, 2024:

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	UPB	%	Amortized Cost	%	UPB	%	Amortized Cost	%
	($ in thousands)
Beginning balance	$130,539		$131,790		$142,827		$144,247
Foreclosures	(120)		(120)		(1,980)		(1,996)
Repayments	(1,076)		(1,111)		(11,504)		(11,692)
Ending balance	$129,343		$130,559		$129,343		$130,559

Performing/Accruing	$97,771	75.6%	$98,691	75.6%	$97,771	75.6%	$98,691	75.6%

Nonperforming/Nonaccrual	$31,572	24.4%	$31,868	24.4%	$31,572	24.4%	$31,868	24.4%

	Year Ended December 31, 2024
	UPB	%	Amortized Cost	%
	($ in thousands)
Beginning balance	$174,571		$176,515
Foreclosures	(5,292)		(5,416)
Repayments	(26,452)		(26,852)
Ending balance	$142,827		$144,247

Performing/Accruing	$102,769	72.0%	$103,790	72.0%

Nonperforming/Nonaccrual	$40,058	28.0%	$40,457	28.0%

Since April 1, 2020, the inception of the COVID-19 forbearance program, the Company has modified $414.4 million in UPB of loans, which includes capitalized interest of $16.3 million. As of September 30, 2025, $280.6 million in UPB of modified loans has been paid down, which includes $6.6 million of capitalized interest received.

Approximately 75.6% and 72.0% of the COVID forbearance loans in UPB were performing, and 24.4% and 28.0% were on nonaccrual status as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025 and December 31, 2024, the gross unpaid principal balances of loans held for investment pledged as collateral for the Company’s warehouse facilities and securitized debt issued were as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
The 2013 repurchase agreement	$158,669	$133,577
The 2021/2024 repurchase agreements	139,782	148,676
The 2021 term repurchase agreement	39,352	74,324
The 2023 repurchase agreement	61,995	42,613
The 2024 bank credit agreement	33,436	23,330
Total pledged loans	$433,234	$422,520

2017-2 Trust	$31,456	$39,231
2018-1 Trust	24,509	28,564
2018-2 Trust	53,125	62,845
2019-1 Trust	61,184	71,521
2019-2 Trust	44,888	52,417
2019-3 Trust	43,353	52,177
2020-1 Trust	85,580	98,858
2021-1 Trust	143,331	162,750
2021-2 Trust	116,833	130,363
2021-3 Trust	122,492	136,891
2021-4 Trust	201,422	219,907
2022-1 Trust	204,536	222,909
2022-2 Trust	182,871	201,363
2022-MC1 Trust	—	58,133
2022-3 Trust	228,666	253,621
2022-4 Trust	225,441	254,668
2022-5 Trust	153,400	187,078
2023-1 Trust	154,982	180,941
2023-2 Trust	124,396	165,155
2023-3 Trust	158,810	200,943
2023-RTL1 Trust	—	85,530
2023-4 Trust	147,461	185,013
2024-1 Trust	146,038	188,638
2024-2 Trust	218,822	271,542
2024-3 Trust	172,420	198,640
2024-4 Trust	206,506	248,788
2024-5 Trust	262,032	293,881
2024-6 Trust	275,686	299,216
2025-1 Trust	336,439	—
2025-RTL1 Trust	118,498	—
2025-2 Trust	374,790	—
2025-MC1 Trust	96,786	—
2025-3 Trust	386,034	—
2025-P1 Trust	192,424	—
2025-4 Trust	467,759	—
Total	$5,762,970	$4,551,583

(a)
Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment, excluding loans carried at fair value, that were nonperforming and on nonaccrual status as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Total Nonaccrual	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Allowance for Loans Individually Evaluated
	(In thousands)
Commercial - Purchase	$29,995	$29,239	$756	$79
Commercial - Refinance	86,132	80,186	5,946	1,578
Residential 1-4 Unit - Purchase	31,094	30,779	315	6
Residential 1-4 Unit - Refinance	99,419	93,782	5,637	327
Short Term 1-4 Unit - Purchase	1,562	1,562	—	—
Short Term 1-4 Unit - Refinance	14,373	14,235	138	46
Total	$262,575	$249,783	$12,792	$2,036

	December 31, 2024
	Total Nonaccrual	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Allowance for Loans Individually Evaluated
	(In thousands)
Commercial - Purchase	$33,290	$32,294	$996	$85
Commercial - Refinance	99,683	96,155	3,528	421
Residential 1-4 Unit - Purchase	29,573	29,573	—	—
Residential 1-4 Unit - Refinance	122,439	114,265	8,174	450
Short Term 1-4 Unit - Purchase	4,754	4,754	—	—
Short Term 1-4 Unit - Refinance	23,556	23,341	215	73
Total	$313,295	$300,382	$12,913	$1,029

The Company has made the accounting policy election not to measure an allowance for accrued interest receivables. The Company has also made the accounting policy election to write off accrued interest receivables by reversing interest income when loans are placed on nonaccrual status, or 90 days or more past due. Any future payments received for these loans will be recognized on a cash basis.

The following tables present the amortized cost basis in loans held for investment, excluding loans held for investment at fair value, as of September 30, 2025 and 2024, and the amount of accrued interest receivable written off by reversing interest income by portfolio segment of loans that have been placed on nonaccrual for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025		2024
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
	(In thousands)
Commercial - Purchase	$509,401	$179	$581,860	$160
Commercial - Refinance	634,415	195	739,887	377
Residential 1-4 Unit - Purchase	369,413	150	445,893	156
Residential 1-4 Unit - Refinance	569,629	241	703,653	446
Short Term 1-4 Unit - Purchase	29,976	—	30,776	11
Short Term 1-4 Unit - Refinance	18,922	116	29,102	36
Total	$2,131,756	$881	$2,531,171	$1,186

	Nine Months Ended September 30,
	2025		2024
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
	(In thousands)
Commercial - Purchase	$509,401	$628	$581,860	$539
Commercial - Refinance	634,415	792	739,887	1,314
Residential 1-4 Unit - Purchase	369,413	348	445,893	638
Residential 1-4 Unit - Refinance	569,629	829	703,653	1,379
Short Term 1-4 Unit - Purchase	29,976	80	30,776	85
Short Term 1-4 Unit - Refinance	18,922	116	29,102	87
Total	$2,131,756	$2,793	$2,531,171	$4,042

The cash basis interest income recognized on nonaccrual loans, including loans held for investment at fair value, was $12.2 million and $9.8 million for the three months ended September 30, 2025 and 2024, respectively. The cash basis interest income recognized on nonaccrual loans, including loans held for investment at fair value, was $34.7 million and $25.5 million for the nine months ended September 30, 2025 and 2024, respectively. No accrued interest income was recognized on nonaccrual loans for the nine months ended September 30, 2025 and 2024. The average recorded investment of individually evaluated loans, computed using month-end balances, was $270.2 million and $323.4 million for the three months ended September 30, 2025 and 2024, respectively, and $286.6 million and $323.7 million for the nine months ended September 30, 2025 and 2024, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified as of September 30, 2025 and 2024.

(b)
Allowance for Credit Losses

The following tables present the activity in the allowance for credit losses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance - July 1, 2025	$679	$2,085	$787	$1,258	$27	$46	$4,882
Provision for (reversal of) credit losses	(129)	3	(86)	544	(18)	67	381
Charge-offs	—	(49)	(57)	(520)	—	(51)	(677)
Ending balance	$550	$2,039	$644	$1,282	$9	$62	$4,586

Allowance related to:
Loans individually evaluated	$79	$1,578	$6	$327	$—	$46	$2,036
Loans collectively evaluated	$471	$460	$638	$955	$10	$16	$2,550
Amortized cost related to:
Loans individually evaluated	$29,995	$86,132	$31,094	$99,419	$1,562	$14,373	$262,575
Loans collectively evaluated	$479,406	$548,283	$338,319	$470,210	$28,414	$4,549	$1,869,181

	Three Months Ended September 30, 2024
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance - July 1, 2024	$810	$1,752	$934	$1,208	$29	$507	$5,240
Provision for (reversal of) credit losses	(158)	(181)	15	251	47	(43)	(69)
Charge-offs	—	(32)	(225)	(10)	(53)	—	(320)
Ending balance	$652	$1,539	$724	$1,449	$23	$464	$4,851

Allowance related to:
Loans individually evaluated	$100	$547	$4	$679	$—	$460	$1,790
Loans collectively evaluated	$552	$992	$720	$770	$23	$4	$3,061
Amortized cost related to:
Loans individually evaluated	$30,872	$101,933	$30,576	$126,114	$4,038	$24,115	$317,648
Loans collectively evaluated	$550,988	$637,954	$415,317	$577,539	$26,738	$4,987	$2,213,523

	Nine Months Ended September 30, 2025
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance - January 1, 2025	$662	$1,399	$746	$1,281	$12	$74	$4,174
Provision for (reversal of) credit losses	(9)	880	131	1,208	4	1,637	3,851
Charge-offs	(103)	(240)	(233)	(1,207)	(7)	(1,649)	(3,439)
Ending balance	$550	$2,039	$644	$1,282	$9	$62	$4,586

Allowance related to:
Loans individually evaluated	$79	$1,578	$6	$327	$—	$46	$2,036
Loans collectively evaluated	$471	$460	$638	$955	$10	$16	$2,550
Amortized cost related to:
Loans individually evaluated	$29,995	$86,132	$31,094	$99,419	$1,562	$14,373	$262,575
Loans collectively evaluated	$479,406	$548,283	$338,319	$470,210	$28,414	$4,549	$1,869,181

	Nine Months Ended September 30, 2024
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance - January 1, 2024	$935	$1,805	$585	$1,256	$23	$165	$4,769
Provision for (reversal of) credit losses	(283)	(233)	662	310	151	544	1,151
Charge-offs	—	(33)	(523)	(117)	(151)	(245)	(1,069)
Ending balance	$652	$1,539	$724	$1,449	$23	$464	$4,851

Allowance related to:
Loans individually evaluated	$100	$547	$4	$679	$—	$460	$1,790
Loans collectively evaluated	$552	$992	$720	$770	$23	$4	$3,061
Amortized cost related to:
Loans individually evaluated	$30,872	$101,933	$30,576	$126,114	$4,038	$24,115	$317,648
Loans collectively evaluated	$550,988	$637,954	$415,317	$577,539	$26,738	$4,987	$2,213,523
(c)
Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-offs rate in relation to its nonperforming loans as a credit quality indicator. The annualized charge-offs rates were 1.62% and 0.44% of average nonperforming loans at amortized cost for the nine months ended September 30, 2025 and 2024, respectively.

Other credit quality indicators include aging status and accrual status. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. Past due status is based on the contractual terms of the loan. The following tables present the aging status of the amortized cost basis in the loans held for investment portfolio, which include $130.6 million and $144.2 million loans in the Company’s COVID-19 forbearance program, excluding loans held for investment at fair value, as of September 30, 2025 and December 31, 2024, respectively:

September 30, 2025	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated
Commercial - Purchase	$197	$642	$29,156	$29,995	$—	$29,995
Commercial - Refinance	2,864	1,788	81,357	86,009	123	86,132
Residential 1-4 Unit - Purchase	1,700	853	28,541	31,094	—	31,094
Residential 1-4 Unit - Refinance	1,990	2,428	95,001	99,419	—	99,419
Short Term 1-4 Unit - Purchase	—	—	1,562	1,562	—	1,562
Short Term 1-4 Unit - Refinance	—	—	14,373	14,373	—	14,373
Total loans individually evaluated	$6,751	$5,711	$249,990	$262,452	$123	$262,575
Loans collectively evaluated
Commercial - Purchase	$16,021	$10,035	$—	$26,056	$453,350	$479,406
Commercial - Refinance	30,842	10,622	—	41,464	506,819	548,283
Residential 1-4 Unit - Purchase	14,218	3,091	—	17,309	321,010	338,319
Residential 1-4 Unit - Refinance	25,588	13,240	—	38,828	431,382	470,210
Short Term 1-4 Unit - Purchase	—	—	—	—	28,414	28,414
Short Term 1-4 Unit - Refinance	—	—	—	—	4,549	4,549
Total loans collectively evaluated	$86,669	$36,988	$—	$123,657	$1,745,524	$1,869,181
Ending balance	$93,420	$42,699	$249,990	$386,109	$1,745,647	$2,131,756
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

December 31, 2024	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated
Commercial - Purchase	$387	$555	$32,348	$33,290	$—	$33,290
Commercial - Refinance	3,903	3,326	92,454	99,683	—	99,683
Residential 1-4 Unit - Purchase	606	957	28,010	29,573	—	29,573
Residential 1-4 Unit - Refinance	4,784	708	116,947	122,439	—	122,439
Short Term 1-4 Unit - Purchase	—	—	4,754	4,754	—	4,754
Short Term 1-4 Unit - Refinance	—	203	23,353	23,556	—	23,556
Total loans individually evaluated	$9,680	$5,749	$297,866	$313,295	$—	$313,295
Loans collectively evaluated
Commercial - Purchase	$19,633	$12,027	$—	$31,660	$500,865	$532,525
Commercial - Refinance	37,480	12,132	—	49,612	565,675	615,287
Residential 1-4 Unit - Purchase	16,040	7,479	—	23,519	367,015	390,534
Residential 1-4 Unit - Refinance	32,398	14,302	—	46,700	499,730	546,430
Short Term 1-4 Unit - Purchase	10,073	—	—	10,073	15,989	26,062
Short Term 1-4 Unit - Refinance	—	—	—	—	157	157
Total loans collectively evaluated	$115,624	$45,940	$—	$161,564	$1,949,431	$2,110,995
Ending balance	$125,304	$51,689	$297,866	$474,859	$1,949,431	$2,424,290
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of September 30, 2025 and December 31, 2024.

	Term Loans Amortized Cost Basis by Origination Year
September 30, 2025:	2022	2021	2020	2019	Prior	Total
	(In thousands)
Commercial - Purchase
Payment performance
Performing	$202,085	$190,177	$22,250	$29,670	$35,224	$479,406
Nonperforming	10,520	11,195	3,435	3,477	1,368	29,995
Total Commercial - Purchase	$212,605	$201,372	$25,685	$33,147	$36,592	$509,401

Commercial - Refinance
Payment performance
Performing	189,091	$154,822	$34,322	$66,485	$103,563	$548,283
Nonperforming	25,144	16,673	3,600	15,311	25,404	86,132
Total Commercial - Refinance	$214,235	$171,495	$37,922	$81,796	$128,967	$634,415

Residential 1-4 Unit - Purchase
Payment performance
Performing	150,726	$147,630	$4,789	$14,901	$20,273	$338,319
Nonperforming	12,374	10,569	1,394	1,052	5,705	31,094
Total Residential 1-4 Unit - Purchase	$163,100	$158,199	$6,183	$15,953	$25,978	$369,413

Residential 1-4 Unit - Refinance
Payment performance
Performing	$193,038	$177,253	$14,534	$40,118	$45,267	$470,210
Nonperforming	30,319	38,334	3,409	12,570	14,787	99,419
Total Residential 1-4 Unit - Refinance	$223,357	$215,587	$17,943	$52,688	$60,054	$569,629

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$—	$—	$21,228	$7,186	$—	$28,414
Nonperforming	979	—	583	—	—	1,562
Total Short Term 1-4 Unit - Purchase	$979	$—	$21,811	$7,186	$—	$29,976

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$4,549	$—	$—	$—	$—	$4,549
Nonperforming	1,216	—	1,845	8,207	3,105	14,373
Total Short Term 1-4 Unit - Refinance	$5,765	$—	$1,845	$8,207	$3,105	$18,922

Total Portfolio	$820,041	$746,653	$111,389	$198,977	$254,696	$2,131,756

Gross charge-offs - quarter-ended September 30, 2025	$597	$63	$17	$—	$—	$677

Gross charge-offs - year-to-date September 30, 2025	$2,799	$329	$45	$75	$191	$3,439

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2024	2022	2021	2020	2019	Prior	Total
	(In thousands)
Commercial - Purchase
Payment performance
Performing	$223,564	$210,742	$24,253	$33,505	$40,461	$532,525
Nonperforming	13,046	6,524	4,994	5,758	2,968	33,290
Total Commercial - Purchase	$236,610	$217,266	$29,247	$39,263	$43,429	$565,815

Commercial - Refinance
Payment performance
Performing	$207,766	$167,568	$40,772	$76,886	$122,295	$615,287
Nonperforming	26,624	19,172	4,305	18,708	30,874	99,683
Total Commercial - Refinance	$234,390	$186,740	$45,077	$95,594	$153,169	$714,970

Residential 1-4 Unit - Purchase
Payment performance
Performing	$173,252	$167,804	$8,166	$17,740	$23,572	$390,534
Nonperforming	9,724	12,384	1,704	657	5,104	29,573
Total Residential 1-4 Unit - Purchase	$182,976	$180,188	$9,870	$18,397	$28,676	$420,107

Residential 1-4 Unit - Refinance
Payment performance
Performing	$226,187	$201,247	$16,116	$46,487	$56,393	$546,430
Nonperforming	46,873	34,974	7,560	15,176	17,856	122,439
Total Residential 1-4 Unit - Refinance	$273,060	$236,221	$23,676	$61,663	$74,249	$668,869

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$2,044	$—	$17,985	$6,033	$—	$26,062
Nonperforming	4,170	—	584	—	—	4,754
Total Short Term 1-4 Unit - Purchase	$6,214	$—	$18,569	$6,033	$—	$30,816

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$157	$—	$—	$—	$—	$157
Nonperforming	8,293	—	2,186	9,042	4,035	23,556
Total Short Term 1-4 Unit - Refinance	$8,450	$—	$2,186	$9,042	$4,035	$23,713

Total Portfolio	$941,700	$820,415	$128,625	$229,992	$303,558	$2,424,290

Gross charge-offs - quarter-ended December 31, 2024	$111	$184	$—	$265	$139	$699

Gross charge-offs - year-ended December 31, 2024	$1,132	$219	$—	$265	$152	$1,768

Nonaccrual Loans - Loans Held for Investment at Fair Value

The following tables present the aggregate fair value of loans held for investment at fair value that are 90 days or more past due and/or in nonaccrual status, and the difference between the aggregate fair value and the aggregate unpaid principal balance as of September 30, 2025 and December 31, 2024 by loan segments:

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 Days	90+ Days Past Due		Current–89 Days	90+ Days Past Due		90+ Days Past Due
September 30, 2025	Past Due	or Nonaccrual	Total	Past Due	or Nonaccrual	Total	or Nonaccrual
	(In thousands)
Commercial - Purchase	$840,108	$31,815	$871,923	$774,279	$37,771	$812,050	$(5,956)
Commercial - Refinance	1,271,431	62,131	1,333,562	1,164,681	74,428	1,239,109	(12,297)
Residential 1-4 Unit - Purchase	477,334	33,860	511,194	456,303	40,200	496,503	(6,340)
Residential 1-4 Unit - Refinance	1,320,197	149,338	1,469,535	1,249,718	177,693	1,427,411	(28,355)
Short Term 1-4 Unit - Purchase	74,743	8,106	82,849	74,076	9,767	83,843	(1,661)
Short Term 1-4 Unit - Refinance	89,932	12,322	102,254	87,996	14,817	102,813	(2,495)
Ending balance	$4,073,745	$297,572	$4,371,317	$3,807,053	$354,676	$4,161,729	$(57,104)

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 Days	90+ Days Past Due		Current–89 Days	90+ Days Past Due		90+ Days Past Due
December 31, 2024	Past Due	or Nonaccrual	Total	Past Due	or Nonaccrual	Total	or Nonaccrual
	(In thousands)
Commercial - Purchase	$505,244	$15,636	$520,880	$466,526	$18,586	$485,112	$(2,950)
Commercial - Refinance	672,504	24,129	696,633	620,332	29,195	649,527	(5,066)
Residential 1-4 Unit - Purchase	381,660	28,352	410,012	366,431	34,457	400,888	(6,105)
Residential 1-4 Unit - Refinance	862,971	103,985	966,956	819,633	126,340	945,973	(22,355)
Short Term 1-4 Unit - Purchase	78,863	3,981	82,844	78,207	4,854	83,061	(873)
Short Term 1-4 Unit - Refinance	76,277	13,349	89,626	74,620	16,036	90,656	(2,687)
Ending balance	$2,577,519	$189,432	$2,766,951	$2,425,749	$229,468	$2,655,217	$(40,036)

Note 7 — Receivables Due From Servicers

The following tables summarize receivables due from servicers as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Securitized Debt	Warehouse and Repurchase Facilities and Other	Total
	(In thousands)
Loan principal payments due from servicers	$67,271	$497	$67,768
Other loan servicing receivables	22,501	2,136	24,637
Loan servicing receivables	89,772	2,633	92,405
Corporate and escrow advances receivable	39,013	343	39,356
Total receivables due from servicers	$128,785	$2,976	$131,761

	December 31, 2024
	Securitized Debt	Warehouse and Repurchase Facilities and Other	Total
	(In thousands)
Loan principal payments due from servicers	$61,907	$1,695	$63,602
Other loan servicing receivables	17,246	5,404	22,650
Loan servicing receivables	79,153	7,099	86,252
Corporate and escrow advances receivable	33,387	3,855	37,242
Total receivables due from servicers	$112,540	$10,954	$123,494

Note 8 — Real Estate Owned, Net

As of September 30, 2025, the carrying value of real estate owned was $113.7 million, of which all were pledged as collateral for the Company's securitized debt. As of December 31, 2024, the carrying value of real estate owned was $68.0 million, of which

$10.2 million were pledged as collateral under a warehouse repurchase agreement and $57.8 million were pledged as collateral for the Company's securitized debt.

Note 9 — Mortgage Servicing Rights

Mortgage loans sold with servicing retained are related to the Century business and not included in the Consolidated Balance Sheets. The unpaid principal balance of mortgage loans serviced for others amounted to $826.6 million and $804.1 million as of September 30, 2025 and 2024, respectively. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Fair value adjustments recorded at the end of the current period reflect valuation changes from the prior period-end. Significant assumptions used in determining the fair value of servicing rights as of September 30, 2025 and 2024 include: (1) weighted average discount rate of 8.0%, and (2) weighted average conditional prepayment rate of 5.6% and 5.1%, respectively.

The following table presents the Company's mortgage servicing rights activity during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Balance at the beginning of period	$12,940	$12,229	$13,712	$8,578
Mortgage servicing rights acquired	—	1,180	—	4,760
Additions	—	—	451	—
Fair value adjustments	(343)	(993)	(1,566)	(922)
Balance at the end of period	$12,597	$12,416	$12,597	$12,416

Note 10 — Goodwill

The following table presents the activity for goodwill as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(In thousands)
Balance at the beginning of period	$6,775	$6,775
Balance at the end of period	$6,775	$6,775

Note 11 — Securitized Debt at Amortized Cost and Securitized Debt at Fair Value

As of September 30, 2025, the Company is the sole beneficial interest holder of 33 Trusts, which are variable interest entities included in the consolidated financial statements. The securitization transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 10% to 30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from July 2028 through September 2055.

The following tables summarize securitized debt at amortized cost and securitized debt at fair value as of September 30, 2025 and December 31, 2024:

Securitized Debt, at Amortized Cost	September 30, 2025	December 31, 2024
	(In thousands)
Unpaid principal balance	$1,813,334	$2,049,790
Deferred issuance costs and discounts	(30,184)	(30,734)
Total securitized debt, at amortized cost	$1,783,150	$2,019,056

Securitized Debt, at Fair Value	September 30, 2025	December 31, 2024
	(In thousands)
Unpaid principal balance	$3,739,705	$2,219,218
Adjustment at issuance to recognize fair value (1)	(26,608)	(18,231)
Fair value at issuance	3,713,097	2,200,987
Valuation adjustment subsequent to issuance (2)	37,675	6,421
Fair value adjustment related to refinance of securitization trust	(1,883)	—
Total securitized debt at fair value	$3,748,889	$2,207,408
(1)
Balance sheet adjustment to recognize fair value at issuance. This valuation adjustment is not recognized in net income.
(2)
Valuation adjustment recognized in net income. No valuation change is due to instrument specific credit risk as the Company’s (issuer) credit risk has not changed.

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of securitized debt at fair value as of September 30, 2025 and December 31, 2024:

	Fair Value	Unpaid Principal Balance	Difference
	(In thousands)
September 30, 2025	$3,748,889	$3,739,705	$9,184
December 31, 2024	2,207,408	2,219,218	(11,810)

The following table presents the effective interest rate of securitized debt at amortized cost and securitized debt at fair value for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	($ in thousands)
Interest expense	$220,788	$159,122
Average outstanding unpaid principal balance	4,829,808	3,668,377
Effective interest rate (1)	6.10%	5.78%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance, which includes average rates of 5.96% and 5.53%, and debt issuance cost amortization of 0.14% and 0.25% for the nine months ended September 30, 2025 and 2024, respectively.

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

(a)
Secured Financing, Net (“Corporate Debt”)

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months. As of September 30, 2025 and December 31, 2024, the balance of the 2022 Term Loan was $215.0 million.

On February 5, 2024, the Company entered into a five-year $75.0 million syndicated corporate debt agreement, the (“the 2024 Term Loan”). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months. As of September 30, 2025 and December 31, 2024, the balance of the 2024 Term Loan was $75.0 million.

The total balance of the 2022 Term Loan and the 2024 Term Loan (“Corporate Debt”) in the Consolidated Balance Sheets is net of debt issuance costs and discount of $3.8 million and $5.2 million as of September 30, 2025 and December 31, 2024, respectively. The Corporate Debt is secured by substantially all assets of the Company not otherwise pledged under a securitized debt or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of September 30, 2025, the Company was in compliance with all covenants.

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

On May 17, 2013, the Company entered into a Repurchase Agreement (“the 2013 Repurchase Agreement”) with a warehouse lender. The 2013 Repurchase Agreement is a modified mark-to-market agreement and has a current maturity date of September 23, 2026, and is a short-term borrowing facility, collateralized by a pool of performing loans, with a maximum capacity of $400.0 million, and bears interest at SOFR plus 2.75%. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility.

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

On December 27, 2023, the Company entered into a loan facility agreement (“the 2023 Repurchase Agreement”) with a bank. The 2023 Repurchase Agreement has a maturity date of December 27, 2026. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SOFR plus 3.00%. The maximum loan amount under this facility is $125.0 million.

On November 7, 2024, the Company entered into a non-mark-to-market secured revolving loan facility agreement (“the 2024 Bank Credit Agreement”) with a bank. The 2024 Bank Credit Agreement has a current maturity date of May 7, 2027. Each loan advance bears interest at SOFR plus 3.50%, with a floor of 2.00%. The maximum loan amount under this facility is $50.0 million.

Certain loans are pledged as collateral under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants.

The following table summarizes the maximum borrowing capacity, current gross balances outstanding, and effective interest rates of the Company’s warehouse facilities and loan agreements as of September 30, 2025 and December 31, 2024:

			September 30, 2025			December 31, 2024
	Contract Date	Maturity Date	Period End Balance (1)	Maximum Borrowing Capacity	Effective Interest Rate	Period End Balance (1)	Maximum Borrowing Capacity	Effective Interest Rate
			($ in thousands)
The September 2022 term repurchase agreement	01/04/11	07/31/26	$2,071	$60,000	6.0%	$—	$60,000	6.5%
The 2013 repurchase agreement	05/17/13	09/23/26	126,935	400,000	7.8	106,675	300,000	9.0
The 2021/2024 repurchase agreements	1/29/2021 7/25/2024	05/20/26	106,457	200,000	8.0	126,815	200,000	9.0
The 2021 term repurchase agreement	04/16/21	04/14/28	28,448	100,000	7.7	52,408	100,000	8.5
The 2023 repurchase agreement	12/27/23	12/27/26	43,200	125,000	8.4	44,900	75,000	9.7
The 2024 bank credit agreement	11/07/24	05/07/27	27,585	50,000	8.8	19,248	50,000	9.2
Total			$334,696	$935,000		$350,046	$785,000
(1)
Warehouse repurchase facilities amounts on the Consolidated Balance Sheets are net of debt issuance costs, amounting to $2.3 million and $2.0 million as of September 30, 2025 and December 31, 2024, respectively.

The following table provides an overview of the activity and effective interest rates of the Company’s warehouse facilities and loan agreements for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Average outstanding balance	$404,509	$311,560	$417,247	$280,716
Highest outstanding balance at any month-end	570,059	435,700	571,834	435,700
Effective interest rate (1)	8.18%	9.12%	8.00%	9.32%

(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance. The rate includes average rate of 7.69% and 8.71%, and debt issuance cost amortization of 0.49% and 0.41%, for the three months ended September 30, 2025 and 2024, respectively, and includes average rate of 7.54% and 8.76%, and debt issuance cost amortization of 0.46% and 0.56%, for the nine months ended September 30, 2025 and 2024, respectively.

The following table provides a summary of interest expense that includes interest, amortization of discount, and deal cost amortization of the Company’s warehouse facilities, securitizations and other financing for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Warehouse and repurchase facilities	$8,277	$7,105	$25,037	$19,612
Securitized debt	80,622	56,766	220,788	159,122
Interest expense — portfolio related	88,899	63,871	245,825	178,734
Interest expense — corporate debt	6,144	6,143	18,429	17,677
Total interest expense	$95,043	$70,014	$264,254	$196,411

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase, actual loss experience, estimated future loss exposure and other relevant factors including economic conditions. As of September 30, 2025 and December 31, 2024, the balance of repurchase liability was $144 thousand, and is included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets.

(b)
Legal Proceedings

The Company is a party to various legal proceedings in the normal course of business. The Company, after consultation with legal counsel, believes the disposition of all pending litigation will not have a material effect on the Company’s consolidated financial condition or results of operations as of September 30, 2025.

(c)
Employee Retention Credit

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company, with the guidance from a third-party specialist, determined it was eligible for a refundable employee retention credit (“ERC”) subject to certain criteria.

The Company applied for ERC for the first three quarters’ wages paid in calendar year 2021. During the second quarter of 2023, the Company received approximately $4.2 million of ERC. Due to the subjectivity of the credit, the Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. Accordingly, the $4.2 million ERC, net of the third-party specialist fees of $0.6 million, are deferred until the uncertainty surrounding them is resolved. The net amount is included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

(d)
Commitments

Century originated a $25.9 million government-back construction loan in September 2025. The funded portion of the construction loan is presented as “Loans held for sale, at fair value" in the Consolidated Balance Sheets. The unfunded portion of the construction loan totaled $23.8 million as of September 30, 2025.

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

Below are summaries of the recognized and unrecognized stock-based compensation expense by instrument for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Recognized compensation expense:
Options	$71	$70	$331	$74
RSAs	1,001	603	2,509	1,776
PSUs	959	768	2,814	2,072
ESPP	123	133	499	588
Total recognized compensation expense	$2,154	$1,574	$6,153	$4,510

September 30, 2025
(In thousands)
Unrecognized compensation expense:
Options	$125
RSAs	6,691
PSUs	4,151
ESPP	102
Total unrecognized compensation expense	$11,069
Weighted average period expected to be recognized (in years)
Options	2.0
RSAs	2.2

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

The Company modified 283,790 stock options granted to employees in August 2024 into 74,746 RSAs in July 2025. The exchange ratio is based on the original grant-date fair value of the stock options. This change is deemed to be a Type I modification under ASC 718, Compensation - Stock Compensation and did not result in any additional compensation expense to be recognized by the Company.

The table below summarizes stock option activity for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	($ in thousands, except per share amounts)
Number of shares:
Options outstanding at beginning of period	1,065,772	752,964
Granted	4,740	83,359
Modified	(283,790)	—
Options outstanding at end of period	786,722	836,323
Options exercisable at end of period	759,115	749,321
Options expected to vest (1)	27,607	87,002
Weighted average exercise price per share:
Options outstanding at beginning of period	$14.46	$12.88
Granted	17.50	18.23
Modified	18.23	—
Options outstanding at end of period	$13.12	$13.41
Options exercisable at end of period	12.94	12.88
Options expected to vest (1)	18.11	17.95
Aggregate intrinsic value (2):
Options outstanding at end of period	$4,041	$5,183
Options exercisable at end of period	4,025	5,039
Options expected to vest (1)	16	144
Weighted average remaining contractual life (in years):
Options outstanding at end of period	4.5	5.8
Options exercisable at end of period	4.4	5.3
Options expected to vest (1)	9.0	9.8
(1)
The number of options expected to vest reflects no expected forfeiture.
(2)
The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price.

RSAs

The fair value of RSAs is determined based on the fair market value of the Company's common shares on the grant date. The estimated fair value of RSA awards is generally amortized as an expense over the three-year requisite service period. The Company has elected to recognize forfeitures as they occur rather than estimating service-based forfeitures over the requisite service period.

The table below summarizes RSA activity for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025			2024
	Employee	Non-Employee Director	Total	Employee	Non-Employee Director	Total
Number of shares:
Unvested at beginning of period	355,505	47,430	402,935	409,137	61,276	470,413
Granted	329,495	17,292	346,787	195,164	15,939	211,103
Vested	(190,522)	(26,261)	(216,783)	(248,796)	(29,785)	(278,581)
Unvested at end of period	494,478	38,461	532,939	355,505	47,430	402,935

Weighted average grant date fair value per share:
Unvested at beginning of period	$13.52	$12.03	$13.35	$9.39	$9.31	$9.38
Granted	18.78	16.48	18.66	15.93	17.88	16.08
Vested	13.73	10.85	13.38	8.61	9.57	8.71
Unvested at end of period	$16.95	$14.83	$16.79	$13.52	$12.03	$13.35

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

The table below summarizes PSU activity for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
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

Treasury Stock

Treasury stock represents shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting or exercise of stock-based awards and shares surrendered to the Company to satisfy the warrant price in connection with warrants exercised. During the three months ended September 30, 2025, shares withheld were 9,600 at an average price of $18.74. No shares were withheld for the three months ended September 30, 2024.

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

The following table presents the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Basic EPS:
Net income attributable to Velocity Financial, Inc.	$25,373	$15,803	$70,257	$47,832
Less: undistributed earnings attributable to unvested restricted stock awards	352	191	871	580
Net earnings attributable to common stockholders	$25,021	$15,612	$69,386	$47,252
Weighted average common shares outstanding	38,073	32,711	36,335	32,613
Basic earnings per common share	$0.66	$0.48	$1.91	$1.45
Diluted EPS:
Net income attributable to Velocity Financial, Inc.	$25,373	$15,803	$70,257	$47,832
Weighted average common shares outstanding	38,073	32,711	36,335	32,613
Add dilutive effects for warrants	—	2,435	811	2,391
Add dilutive effects for stock options	221	238	219	199
Add dilutive effects of unvested restricted stock awards	138	185	120	163
Add dilutive effects of unvested performance-based stock units	368	323	331	278
Add dilutive effects of employee stock purchase plan	—	3	1	1
Weighted average diluted common shares outstanding	38,800	35,895	37,817	35,645
Diluted earnings per common share	$0.65	$0.44	$1.86	$1.34

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025(1)	2024	2025(1)	2024(1)
Stock options	317,581	83,359	314,421	27,853
Unvested restricted stock awards	—	5,485	65,765	70,368
Employee stock purchase plan	—	—	—	35,846
Share equivalents excluded from EPS	317,581	88,844	380,186	134,067
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

In April 2025, three funds affiliated with a related party of the Company completed the exercise of their Warrants to purchase an aggregate 1,339,166 shares of the Company's common stock, resulting in the Company issuing net shares of 1,080,338 common stock after the withholding and transfer of an aggregate of 258,828 shares of common stock into the Company’s treasury account. In May 2025, a related party of the Company completed the exercise of their Warrants to purchase an aggregate 1,673,958 shares of the Company's common stock. Net proceeds from warrants exercised amounted to $10.9 million. As of June 30, 2025, all warrants were exercised by the Company's related parties.

In the ordinary course of business, the Company sells held for sale loans, and issues securitized debt to various financial institutions and investors through a market bidding process. As a result of this process, the Company may sell held for sale loans and/or issue securitized debt to an affiliate.

The following table presents the related party transactions completed for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Loans sold to affiliates	$—	$—	$—	$28,726
Securitized debt issued to affiliates	6,650	—	93,980	—

Note 17 — Derivative Instruments

In September 2023, the Company began utilizing derivative instruments designated as cash flow hedges to manage the exposure to interest rate volatility related to its forecasted issuances of fixed-rate debt through its securitization process. The derivative instruments include forward starting interest rate swaps or interest rate payer and receiver swaptions. The Company’s risk management objective is to hedge the risk of variability in its interest payment cash flows attributable to changes in the benchmark SOFR between the time the fixed rate mortgages are originated and the fixed rate debt is issued. As of September 30, 2025, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years.

The gains or losses on derivative instruments that are designated and qualify as cash flow hedges are reported as a component of AOCI. Beginning in the period in which the forecasted debt is issued and the related derivative instruments are terminated, the accumulated gains or losses associated with the terminated derivatives are then reclassified into interest expense as a yield adjustment over the term of the related debt. For the quarters ended September 30, 2025 and 2024, $192 thousand of after-tax net loss, and $92 thousand of after-tax net gain, respectively, on terminated derivative instruments were reclassified from AOCI to interest expense. For the nine months ended September 30, 2025 and 2024, $459 thousand of after-tax net loss and $83 thousand of after-tax net gain, respectively, on terminated derivative instruments were reclassified from AOCI to interest expense. As of September 30, 2025 and 2024, the Company had $2.9 million and $2.7 million of after-tax net unrealized loss, respectively, associated with cash flow hedging instruments recorded in AOCI. As of September 30, 2025, the Company expects to reclassify an estimated $0.7 million of after-tax net unrealized loss on derivative instruments designated as cash flow hedges from AOCI into earnings over the next 12 months.

The following tables present the fair value of the Company’s derivative financial instruments on a gross basis, as well as its classification on the Company’s Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024:

		September 30, 2025
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Fair Value (1)
Cash flow hedges:		(In thousands)
Interest rate payer and receiver swaptions	Derivative asset	$226,000	$18

December 31, 2024
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Fair Value (1)
Cash flow hedges:		(In thousands)
Forward starting payer interest rate swaps	Derivative liability	$—	$—
(1)
Fair value reported is exclusive of collateral held and pledged, related to derivative exposure between the Company and its derivative counterparty. As of September 30, 2025, collateral pledged to its derivative counterparty was $0.6 million. As of December 31, 2024, no collateral was pledged to its derivative counterparty. These amounts were included in “Other receivables” on the Consolidated Balance Sheets.

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

Note 18 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss) balances for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Beginning balance	$(3,207)	$1,598	$(805)	$(1,210)
Net unrealized gain (loss) on cash flow hedges arising during the period, net of tax	98	(4,161)	(2,571)	(1,362)
Reclassification adjustments included in net income	192	(92)	459	(83)
Ending balance	$(2,917)	$(2,655)	$(2,917)	$(2,655)

The following tables present the components of other comprehensive income (loss) and the related tax effect for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025			2024
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
	(In thousands)
Cash flow hedges:
Interest rate swaps/swaptions:
Net unrealized gain (loss) arising during the period	$140	$42	$98	$(5,731)	$(1,570)	$(4,161)
Reclassification adjustments included in net income	269	77	192	(126)	(34)	(92)
Other comprehensive income (loss)	$409	$119	$290	$(5,857)	$(1,604)	$(4,253)

	Nine Months Ended September 30,
	2025			2024
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
	(In thousands)
Cash flow hedges:
Interest rate swaps/swaptions:
Net unrealized loss arising during the period	$(3,613)	$(1,042)	$(2,571)	$(1,889)	$(527)	$(1,362)
Reclassification adjustments included in net income	645	186	459	(114)	(31)	(83)
Other comprehensive loss	$(2,968)	$(856)	$(2,112)	$(2,003)	$(558)	$(1,445)

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

Fair Value Disclosures

The following tables present information on assets and liabilities measured and recorded at fair value as of September 30, 2025 and December 31, 2024, by level, in the fair value hierarchy:

	Fair Value Measurements Using			Total at
September 30, 2025	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$10,756	$10,756
Real estate owned, net	—	—	113,700	113,700
Total nonrecurring fair value measurements	—	—	124,456	124,456
Recurring fair value measurements:
Loans held for sale, at fair value	—	2,590	—	2,590
Loans held for investment, at fair value	—	—	4,371,317	4,371,317
Mortgage servicing rights	—	—	12,597	12,597
Derivative assets	—	18	—	18
Total recurring fair value measurements	—	2,608	4,383,914	4,386,522
Total assets	$—	$2,608	$4,508,370	$4,510,978

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$3,748,889	$—	$3,748,889
Total recurring fair value measurements	—	3,748,889	—	3,748,889
Total liabilities	$—	$3,748,889	$—	$3,748,889

	Fair Value Measurements Using			Total at
December 31, 2024	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$11,884	$11,884
Real estate owned, net	—	—	68,000	68,000
Total nonrecurring fair value measurements	—	—	79,884	79,884
Recurring fair value measurements:
Loans held for investment, at fair value	—	—	2,766,951	2,766,951
Mortgage servicing rights	—	—	13,712	13,712
Total recurring fair value measurements	—	—	2,780,663	2,780,663
Total assets	$—	$—	$2,860,547	$2,860,547

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$2,207,408	$—	$2,207,408
Total recurring fair value measurements	—	2,207,408	—	2,207,408
Total liabilities	$—	$2,207,408	$—	$2,207,408

The following table presents gains and losses recognized on assets measured on a nonrecurring basis for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) on Assets Measured on a Nonrecurring Basis	2025	2024	2025	2024
	(In thousands)
Real estate owned, net	$(6,307)	$(1,642)	$(10,530)	$(3,903)
Individually evaluated loans requiring specific allowance, net	(566)	(176)	(1,007)	(816)
Total net loss	$(6,873)	$(1,818)	$(11,537)	$(4,719)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets that are recorded on a recurring and nonrecurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Input	Range	Weighted Average (1)
	($ in thousands)
Nonrecurring:
Individually evaluated loans requiring specific allowance, net	$10,756	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	113,700	Market comparables	Selling costs	8.0%	8.0%

Recurring:
Loans held for investment, at fair value	$4,371,317	Discounted cash flow	Discount rate	7.8%	7.8%
			Prepayment rate	0.0% to 65.0%	11.4%
			Default rate	0.4% to 6.0%	1.4%
			Loss severity rate	0.0% to 8.9%	0.9%
Mortgage servicing rights	12,597	Discounted cash flow	Discount rate	8.0%	8.0%
			Prepayment rate	2.2% to 12.0%	5.6%
(1)
Individually evaluated loans requiring specific allowance, net is weighted by collateral value; real estate owned, net is weighted by selling price; loans held for investment at fair value and mortgage servicing rights are weighted by UPB.

	December 31, 2024
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Input	Range	Weighted Average (1)
	($ in thousands)
Nonrecurring:
Individually evaluated loans requiring specific allowance, net	$11,884	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	68,000	Market comparables	Selling costs	8.0%	8.0%

Recurring:
Loans held for investment, at fair value	$2,766,951	Discounted cash flow	Discount rate	8.4%	8.4%
			Prepayment rate	0.0% to 30.0%	9.0%
			Default rate	0.1% to 2.8%	1.0%
			Loss severity rate	0.0% to 10.5%	1.0%
Mortgage servicing rights	13,712	Discounted cash flow	Discount rate	8.0%	8.0%
			Prepayment rate	2.2% to 11.7%	5.1%
(1)
Individually evaluated loans requiring specific allowance, net is weighted by collateral value; real estate owned, net is weighted by selling price; loans held for investment at fair value and mortgage servicing rights are weighted by UPB.

The following is a roll-forward of loans held for investment that are measured and recorded at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Beginning balance	$3,826,505	$1,971,683	$2,766,951	$1,306,072
Originations	713,017	456,328	2,033,018	1,257,225
Loans liquidated	(155,963)	(93,065)	(437,624)	(232,615)
Acquisition	—	1,500	—	16,490
REO transfer	(23,186)	(4,227)	(42,526)	(6,448)
Principal paydowns	(19,519)	(12,784)	(43,707)	(26,586)
Unrealized gain included in net income	30,463	35,246	95,205	72,003
Loans transferred to held for sale	—	(936)	—	(32,515)
Loans repurchased	—	973	—	1,092
Ending balance	$4,371,317	$2,354,718	$4,371,317	$2,354,718

The following is a roll-forward of loans held for sale that are measured and recorded at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Beginning balance	$—	$—	$—	$17,590
Originations	2,071	18,947	47,879	18,947
Loans liquidated	—	(936)	(46,953)	(49,366)
Principal paydowns	—	—	—	(31)
Unrealized gain included in net income	519	—	519	—
Realized gain (loss) included in net income	—	284	1,145	(424)
Loans transferred from held for investment	—	936	—	32,515
Ending balance	$2,590	$19,231	$2,590	$19,231

The following is a roll-forward of securitized debt measured and recorded at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Beginning balance	$3,232,769	$1,509,952	$2,207,408	$877,417
Additions	666,237	286,966	2,022,738	1,005,044
Paydowns and payoffs	(160,105)	(72,645)	(512,511)	(165,150)
Total loss included in net income	9,988	24,995	31,254	31,957
Ending balance	$3,748,889	$1,749,268	$3,748,889	$1,749,268

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value using a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of September 30, 2025 and December 31, 2024, financial assets and liabilities measured at fair value include loans held for investment at fair value, loans held for sale at fair value, mortgage servicing rights, derivative instruments, and securitized debt at fair value. Financial assets measured at the lower of cost or estimated fair value include certain individually evaluated loans held for investment and REOs, which are measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $10.8 million and $11.9 million as of September 30, 2025 and December 31, 2024, respectively, net of specific allowance for credit losses of approximately $2.0 million and $1.0 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	September 30, 2025
	Carrying				Estimated
Asset Category	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Cash	$98,964	$98,964	$—	$—	$98,964
Restricted cash	18,846	18,846	—	—	18,846
Loans held for sale, at fair value	2,590	—	2,590	—	2,590
Loans held for investment, at amortized cost	2,127,170	—	—	2,061,812	2,061,812
Loans held for investment, at fair value	4,371,317	—	—	4,371,317	4,371,317
Accrued interest receivables	46,553	46,553	—	—	46,553
Mortgage servicing rights	12,597	—	—	12,597	12,597
Derivative assets	18	—	18	—	18

Liabilities:
Secured financing, net	$286,218	$—	$—	$289,650	$289,650
Warehouse and repurchase facilities, net	332,386	—	332,386	—	332,386
Securitized debt, at amortized cost	1,783,150	—	1,653,645	—	1,653,645
Securitized debt, at fair value	3,748,889	—	3,748,889	—	3,748,889
Accrued interest payable	32,914	32,914	—	—	32,914

	December 31, 2024
	Carrying				Estimated
Asset Category	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Cash	$49,901	$49,901	$—	$—	$49,901
Restricted cash	20,929	20,929	—	—	20,929
Loans held for investment, at amortized cost	2,420,116	—	—	2,321,141	2,321,141
Loans held for investment, at fair value	2,766,951	—	—	2,766,951	2,766,951
Accrued interest receivable	35,235	35,235	—	—	35,235
Mortgage servicing rights	13,712	—	—	13,712	13,712

Liabilities:
Secured financing, net	$284,833	$—	$—	$287,970	$287,970
Warehouse repurchase facilities, net	348,082	—	348,082	—	348,082
Securitized debt, at amortized cost	2,019,056	—	1,820,945	—	1,820,945
Securitized debt, at fair value	2,207,408	—	2,207,408	—	2,207,408
Accrued interest payable	28,028	28,028	—	—	28,028

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

Note 21 — Subsequent Events

The Company has evaluated events that have occurred subsequent to September 30, 2025 through the issuance of the accompanying consolidated financial statements and has concluded there are no other subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee, and based on all loans in our portfolio as of September 30, 2025, has an average balance of approximately $393 thousand. As of September 30, 2025, our loan portfolio totaled $6.3 billion of UPB on properties in 48 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 65.5%, of which the 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, represented 49.2% of the UPB. For the three and nine months ended September 30, 2025, the annualized yields on our total portfolio were 9.54% and 9.44%, respectively.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitized debt, corporate debt, and equity. The securitized debt market is our primary source of long-term financing. We have successfully executed 44 securitized debt transactions, resulting in a total of over $9.9 billion in gross debt proceeds from May 2011 through September 2025. We may also continue to sell loans from time to time for cash in lieu of holding the loans in our loan portfolio.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on loans and interest expense paid on portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of warehouse facilities and securitized debt and excludes corporate debt. For the three and nine months ended September 30, 2025, our annualized portfolio related net interest margin were 3.65% and 3.62%, respectively, compared to 3.60% and 3.50% for the three and nine months ended September 30, 2024, respectively. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for credit losses and operating expenses. For the three and nine months ended September 30, 2025, including net income attributable to noncontrolling interest, we generated pre-tax income of $35.4 million and $96.2 million, and net income of $25.4 million and $70.2 million, respectively. For the three and nine months ended September 30, 2024, including net income attributable to noncontrolling interest, we generated pre-tax income of $21.2 million and $64.4 million, and net income of $15.8 million and $47.8 million, respectively.

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

Recent Developments

Continued Market Uncertainties

Our operational and financial performance will depend on certain market developments, including the impact of tariffs, the actions of the Federal Reserve, the Russia/Ukraine war, the ongoing conflicts in the Middle East, the prolonged government shutdown, heightened stress in the real estate and corporate debt markets, and macroeconomic conditions and market fundamentals, which can all affect each of these factors and potentially impact our business performance.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	September 30, 2025	June 30, 2025	September 30, 2024
	($ in thousands)
Total loans (UPB)	$6,275,369	$5,859,653	$4,753,266
Loan count	15,978	14,854	12,235
Average loan balance	$393	$394	$388
Weighted average loan-to-value	65.5%	65.8%	67.0%
Weighted average coupon	9.74%	9.70%	9.37%
Nonperforming loans (UPB) (A)	$614,226	$601,757	$503,939
Nonperforming loans (% of total) (A)	9.8%	10.3%	10.6%

(A) Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $31.6 million, $31.7 million and $43.2 million of COVID-19 forbearance-granted loans 90 days or more past due or placed on nonaccrual status as of September 30, 2025, June 30, 2025, and September 30, 2024, respectively.

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

Originations and Acquisitions

The following table presents new loan originations including unfunded commitments and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
	($ in thousands)
Three Months Ended September 30, 2025:
Loan originations — held for investment	1,778	$713,016	$401	10.48%	62.8%
Loan originations — held for sale	1	2,071	2,071	5.90%	85.0%
Total loan originations	1,779	$715,087	402	10.46%	62.8%
Unfunded commitments		23,869
Total loans originations including unfunded commitments	1,779	$738,956	$415	10.46%	62.8%
Three Months Ended June 30, 2025:
Loan originations — held for investment	1,630	$684,465	$420	10.47%	62.7%
Loan originations — held for sale	1	40,922	40,922	5.64%	61.4%
Total loan originations	1,631	$725,387	$445	10.20%	62.6%
Three Months Ended September 30, 2024:
Loan originations — held for investment	1,180	$457,828	$388	10.85%	63.0%
Loan originations — held for sale	1	18,947	18,947	5.16%	65.8%
Total loan originations	1,181	$476,775	$404	10.62%	63.1%

During the third quarter of 2025, loan originations including unfunded commitments increased $13.6 million and $262.2 million from the quarters ended June 30, 2025 and September 30, 2024, respectively.

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

	September 30, 2025	December 31, 2024
	(In thousands)
Unpaid principal balance	$6,273,298	$5,055,937
Valuation adjustments on FVO loans	209,588	111,734
Deferred loan origination costs	20,187	23,570
Total loans held for investment, gross	6,503,073	5,191,241
Allowance for credit losses	(4,586)	(4,174)
Loans held for investment, net	$6,498,487	$5,187,067

The following table illustrates the contractual maturities of our loans held for investment in aggregate UPB and as a percentage of total held for investment loan portfolio as of the dates indicated:

	September 30, 2025		December 31, 2024
	UPB	%	UPB	%
	($ in thousands)
Loans due in less than one year	$170,111	2.7%	$157,521	3.1%
Loans due in one to five years	85,967	1.4	83,993	1.7
Loans due in more than five years	6,017,220	95.9	4,814,423	95.2
Total loans held for investment	$6,273,298	100.0%	$5,055,937	100.0%

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

The table below shows our actual charge-offs, gain on transfer of nonperforming loans to REO, net valuation adjustments on REO, and gain on sale of REO, for the periods indicated:

	Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024
	($ in thousands)
Average nonperforming loans for the period (1)	$283,580		$320,306
Charge-offs	3,439		1,069
Charge-offs / Average nonperforming loans for the period (1)	1.62%	(2)	0.44%	(2)
Gain (loss) on REO:
Gain on transfer to REO	$12,549		$6,322
REO valuation loss, net	(10,530)		(3,903)
Gain on sale of REO	1,242		864
Total gain on REO	$3,261		$3,283
(1)
Reflects the monthly average of nonperforming loans held for investment, excluding FVO loans, during the period.
(2)
Reflects annualized charge-offs to average nonperforming loans held for investment, excluding FVO loans, for the period.

Allowance for Credit Losses

For the September 30, 2025 current expected credit loss (“CECL”) estimate, we considered a severe stress scenario with a seven-quarter reasonable and supportable forecast period followed by a three-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate and reflected the uncertainties of a volatile market in light of the economic uncertainties surrounding tariffs and federal government layoffs and prolonged shutdown, contributing to a forecasted decreasing GDP and rising unemployment.

For the June 30, 2025 CECL estimate, we considered a severe stress scenario with a seven-quarter reasonable and supportable forecast period followed by a three-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate and reflected the uncertainties of a volatile market in light of the announced tariffs and federal government layoffs, contributing to a forecasted decreasing GDP and rising unemployment.

For the March 31, 2025 CECL estimate, we considered a severe stress scenario with a seven-quarter reasonable and supportable forecast period followed by a three-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate and reflected the uncertainties of a volatile market in light of the announced tariffs and federal government layoffs, contributing to a forecasted decreasing GDP and rising unemployment.

Our allowance for credit losses as of September 30, 2025 was $4.6 million compared to $4.9 million as of September 30, 2024. The decrease in allowance for credit losses from September 30, 2024 was primarily due to a decrease in the amortized cost loan portfolio subject to CECL, and the removal of COVID pandemic era data from the macroeconomic forecasts in the latest CECL model update. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss are subject to change as conditions in the market change and our ability to forecast as economic events evolve.

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

The following table illustrates the activity in our allowance for credit losses of loans held for investment, excluding loans held for investment, at fair value over the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Allowance for credit losses:	($ in thousands)
Beginning balance	$4,882		$5,240		$4,174		$4,769
Provision for (reversal of) credit losses	381		(69)		3,851		1,151
Charge-offs	(677)		(320)		(3,439)		(1,069)
Ending balance	$4,586		$4,851		$4,586		$4,851
Total UPB(1)	$2,111,569		$2,506,426		$2,111,569		$2,506,426
Nonperforming loans UPB	$259,683		$314,456		$259,683		$314,456
Nonperforming loans UPB / Total UPB(1)	12.3%		12.5%		12.3%		12.5%
Allowance for credit losses / Total UPB(1)	0.22%		0.19%		0.22%		0.19%
Charge-offs / Total UPB(1)	0.13%	(2)	0.05%	(2)	0.22%	(2)	0.06%	(2)
(1)
Reflects the UPB of loans held for investment at amortized cost.
(2)
Annualized.

The allowance for credit losses was 0.22% of total UPB of loans held for investment carried at amortized cost as of September 30, 2025. Nonperforming loans were 12.3% of total UPB of loans held for investment carried at amortized cost as of September 30, 2025. We believe the allowance for credit losses is adequate because historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and active management of our portfolio. Historically, our actual annual charge-offs rate was 0.07% over the last six years.

Credit Quality – Loans Held for Investment

The following table provides delinquency information on our loans held for investment by UPB as of the dates indicated:

	September 30, 2025 (A)		COVID-19 Forbearance	June 30, 2025 (A)		COVID-19 Forbearance	September 30, 2024 (A)		COVID-19 Forbearance
	($ in thousands)
Performing/Accruing:
Current	$5,202,058	82.9%	$85,206	$4,878,317	83.3%	$91,325	$3,921,488	82.8%	$90,815
30-59 days past due	322,091	5.1	8,827	263,390	4.4	3,971	197,890	4.2	8,962
60-89 days past due	134,923	2.2	3,738	116,189	2.0	3,506	111,002	2.4	10,893
Total Performing Loans	5,659,072	90.2	97,771	5,257,896	89.7	98,802	4,230,380	89.4	110,670
Nonperforming/Nonaccrual:
<90 days past due	33,560	0.5	835	29,136	0.5	2,302	20,055	0.4	1,557
90+ days past due	54,812	0.9	1,772	50,269	0.9	—	46,584	1.0	2,632
Bankruptcy	67,522	1.1	4,490	79,327	1.4	4,564	54,087	1.1	6,272
In foreclosure	458,332	7.3	24,475	443,025	7.5	24,871	383,213	8.1	32,724
Total nonperforming loans	614,226	9.8	31,572	601,757	10.3	31,737	503,939	10.6	43,185
Total loans held for investment	$6,273,298	100.0%	$129,343	$5,859,653	100.0%	$130,539	$4,734,319	100.0%	$153,855
(A)
Balance includes $129.3 million UPB of loans held for investment at amortized cost as of September 30, 2025, $130.5 million as of June 30, 2025, and $153.9 million as of September 30, 2024 in our COVID-19 forbearance program.

Loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $614.2 million, or 9.8% of our held for investment loan portfolio as of September 30, 2025, compared to $601.8 million, or 10.3% as of June 30, 2025, and $503.9 million, or 10.6% as of September 30, 2024. The increase in total nonperforming loans as of September 30, 2025 compared to June 30, 2025 and September 30, 2024 was due to an increase in the size of our portfolio and management’s decision to move loans into foreclosure early in the delinquency process.

Resolution of Nonperforming Assets

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following tables summarize the resolution activities of loans that became nonperforming prior to the beginning of the periods indicated or became nonperforming and subsequently resolved during the periods indicated. We resolved $108.0 million of long-term and short-term nonperforming assets for the quarter ended September 30, 2025, which was higher compared to $104.0 million for the quarter ended June 30, 2025, and $68.6 million for the quarter ended September 30, 2024. From these resolution activities, we realized net gains of $2.8 million, $3.6 million, and $2.3 million for the quarters ended September 30, 2025, June 30, 2025, and September 30, 2024, respectively. This is largely the result of collecting default interest and prepayment penalties in excess of the principal on loans and selling our REOs at prices higher than their carrying value.

The table below includes resolutions of our long-term nonperforming loans and REOs for the periods indicated:

	Three Months Ended
Long-Term Nonperforming Assets	September 30, 2025		June 30, 2025		September 30, 2024
	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
	($ in thousands)
Resolved — loans paid in full	$37,901	$1,980	$32,220	$2,078	$23,875	$965
Resolved — loans paid current	45,055	448	45,396	390	34,957	567
Resolved — REO sold	9,954	97	11,167	548	1,431	290
Total resolutions	$92,910	$2,525	$88,783	$3,016	$60,263	$1,822
Recovery rate on resolved nonperforming assets		102.7%		103.4%		103.0%

Short-term loans, or loans with a maturity of two-year or less, do not require prepayment fees and usually result in a lower gain when paid in full, as compared to long-term loans. The table below includes resolutions of our short-term nonperforming loans and REOs, and loans granted a COVID-19 forbearance in 2020, for the periods indicated:

	Three Months Ended
Short-Term and Forbearance Nonperforming Assets	September 30, 2025		June 30, 2025		September 30, 2024
	UPB	Gain / (Loss)	UPB	Gain / (Loss)	UPB	Gain / (Loss)
	($ in thousands)
Resolved — loans paid in full	$5,695	$197	$8,963	$371	$4,974	$151
Resolved — loans paid current	6,091	25	3,770	4	2,122	7
Resolved — REO sold	3,335	55	2,440	243	1,260	325
Total resolutions	$15,121	$277	$15,173	$618	$8,356	$483
Recovery rate on resolved nonperforming assets		101.8%		104.1%		105.8%

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

As of September 30, 2025, REO included 223 properties with a lower of cost or estimated fair value of $113.7 million compared to 175 properties with a lower of cost or estimated fair value of $93.4 million as of June 30, 2025, and 112 properties with a lower of cost or estimated fair value of $62.4 million as of September 30, 2024.

Concentrations – Loans Held for Investment

As of September 30, 2025, our held for investment loan portfolio was concentrated in Investor 1-4 loans, representing 49.3% of the UPB. Mixed use and Retail properties represented 10.7% and 10.2%, respectively, of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. Geographically, the principal balance of our loans held for investment were concentrated 21.1% in California, 13.8% in New York, 12.3% in Florida, 7.4% in New Jersey, and 6.0% in Texas.

Property Type	September 30, 2025
	Loan Count	UPB	% of Total UPB
	($ in thousands)
Investor 1-4	9,923	$3,089,325	49.3%
Mixed use	1,578	670,470	10.7
Retail	1,230	640,005	10.2
Office	1,074	504,282	8.0
Multifamily	772	459,166	7.3
Warehouse	670	421,276	6.7
Other (1)	730	488,774	7.8
Total loans held for investment	15,977	$6,273,298	100.0%
(1)
All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	September 30, 2025
	Loan Count	UPB	% of Total UPB
	($ in thousands)
California	1,871	$1,318,571	21.1%
New York	1,645	866,980	13.8
Florida	1,907	772,823	12.3
New Jersey	1,219	465,382	7.4
Texas	1,024	377,504	6.0
Other (1)	8,311	2,472,038	39.4
Total loans held for investment	15,977	$6,273,298	100.0%
(1)
All other states individually comprise less than 5.0% of the total unpaid principal balance.

Key Performance Metrics

	Three Months Ended
	September 30, 2025 (1)	June 30, 2025 (1)	September 30, 2024 (1)
	($ in thousands)
Average loans	$6,044,277	$5,620,763	$4,578,911
Portfolio yield	9.54%	9.65%	9.18%
Average debt — portfolio related	5,674,297	5,245,799	4,152,040
Average debt — total company	5,964,297	5,535,799	4,442,040
Cost of funds — portfolio related	6.27%	6.24%	6.15%
Cost of funds — total company	6.37%	6.36%	6.30%
Net interest margin — portfolio related	3.65%	3.82%	3.60%
Net interest margin — total company	3.25%	3.39%	3.06%
Charge-offs/Average loans held for investment at amortized cost	0.13%	0.31%	0.05%
Pre-tax return on average equity	22.7%	23.0%	17.6%
Return on average equity	16.3%	17.8%	12.9%
(1)
Percentages are annualized.

Average Loans

Average loans reflects the daily average of total outstanding loans, including both loans held for investment and loans held for sale, as measured by UPB, over the specified time period.

Portfolio Yield

Portfolio yield is an annualized measure of the total interest income earned on our loan portfolio as a percentage of average loans over the given period. Interest income includes interest earned on performing loans, cash interest received on nonperforming loans, default interest and prepayment fees. The increase in our portfolio yield for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily driven by the increase in weighted average loan coupons. Portfolio yield for the three months ended September 30, 2025 decreased slightly from three months ended June 30, 2025 mainly attributable to less interest income and default interest collected on nonperforming loans.

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

Our portfolio related cost of funds slightly increased to 6.27% for the three months ended September 30, 2025 from 6.24% for the prior quarter and 6.15% for the three months ended September 30, 2024. The increase was primarily due to higher securitized debt interest expense.

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

Over the periods shown in the tables below, portfolio related net interest margin increased to 3.65% for the three months ended September 30, 2025 from 3.60% for the three months ended September 30, 2024. Portfolio related net interest margin increased to 3.62% for the nine months ended September 30, 2025 from 3.50% for the nine months ended September 30, 2024. The increases were primarily due to higher average yields and balances.

Total company net interest margin of 3.25% for the three months ended September 30, 2025 increased from 3.06% for the three months ended September 30, 2024. Total company net interest margin of 3.18% for the nine months ended September 30, 2025 increased from 2.96% for the nine months ended September 30, 2024. The increases were primarily due to the higher increase in the average yields on our loan portfolio than the increase in our average cost of funds.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Three Months Ended September 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	($ in thousands)
Loan portfolio:
Loans held for sale	$161			$3,166
Loans held for investment	6,044,116			4,575,745
Total loans	$6,044,277	$144,119	9.54%	$4,578,911	$105,070	9.18%

Debt:
Warehouse facilities	$404,509	$8,277	8.18%	$311,560	$7,105	9.12%
Securitized debt	5,269,788	80,622	6.12%	3,840,480	56,766	5.91%
Total debt - portfolio related	5,674,297	88,899	6.27%	4,152,040	63,871	6.15%
Corporate debt	290,000	6,144	8.47%	290,000	6,143	8.47%
Total debt	$5,964,297	$95,043	6.37%	$4,442,040	$70,014	6.30%

Net interest spread - portfolio related (2)			3.27%			3.03%
Net interest margin - portfolio related			3.65%			3.60%

Net interest spread - total company (3)			3.16%			2.87%
Net interest margin - total company			3.25%			3.06%
(1)
Annualized.
(2)
Net interest spread - portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)
Net interest spread - total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.

	Nine Months Ended September 30,
	2025			2024
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	($ in thousands)
Loan portfolio:
Loans held for sale	$4,612			$7,602
Loans held for investment	5,621,796			4,357,152
Total loans	$5,626,408	$398,426	9.44%	$4,364,754	$293,359	8.96%

Debt:
Warehouse facilities	$417,247	$25,037	8.00%	$280,716	$19,612	9.32%
Securitized debt	4,829,808	220,788	6.10%	3,668,377	159,122	5.78%
Total debt - portfolio related	5,247,055	245,825	6.25%	3,949,093	178,734	6.03%
Corporate debt	290,000	18,429	8.47%	280,517	17,677	8.40%
Total debt	$5,537,055	$264,254	6.36%	$4,229,610	$196,411	6.19%

Net interest spread - portfolio related (2)			3.20%			2.93%
Net interest margin - portfolio related			3.62%			3.50%

Net interest spread - total company (3)			3.08%			2.77%
Net interest margin - total company			3.18%			2.96%

(1)
Annualized.
(2)
Net interest spread - portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)
Net interest spread - total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.

Charge-Offs

Our annualized charge-offs rate over average loans held for investment carried at amortized cost for the three months ended September 30, 2025 decreased to 0.13% as compared to 0.31% for the three months ended June 30, 2025 and increased from 0.05% for the three months ended September 30, 2024. The charge-offs rate reflects year-to-date annualized charge-offs as a percentage of average loans held for investment at amortized cost, for the respective quarters. We do not record charge-offs on loans carried at estimated fair value and loans held for sale.

Return on Average Equity

Pre-tax return on average equity and return on average equity reflect income before income taxes and net income including income attributable to noncontrolling interest, respectively, as a percentage of the monthly average total stockholders’ equity including noncontrolling interest over the specified period. Pre-tax return on average equity and return on average equity decreased during the quarter ended September 30, 2025 as compared to the quarter ended June 30, 2025 primarily due to a higher tax rate and the higher average shareholders' equity. Pre-tax return on average equity and return on average equity increased as compared to the quarter ended September 30, 2024 primarily due to improved operating margins.

	Three Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024
	($ in thousands)
Income before income taxes (A)	$35,375	$33,922	$21,244
Net income (B)	25,412	26,170	15,617

Monthly average balance:
Stockholders' equity (C)	623,239	588,814	484,197

Pre-tax return on average equity (A)/(C) (1)	22.7%	23.0%	17.5%

Return on average equity (B)/(C) (1)	16.3%	17.8%	12.9%
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

Consolidated Results of Operations

The following table summarizes our unaudited consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Interest income	$144,119	$105,070	$398,426	$293,359
Interest expense - portfolio related	88,899	63,871	245,825	178,734
Net interest income - portfolio related	55,220	41,199	152,601	114,625
Interest expense - corporate debt	6,144	6,143	18,429	17,677
Net interest income	49,076	35,056	134,172	96,948
Provision for (reversal of) credit losses	381	(69)	3,851	1,151
Net interest income after provision for (reversal of) credit losses	48,695	35,125	130,321	95,797
Other operating income	37,077	20,732	110,370	69,068
Total operating expenses	50,397	34,613	144,500	100,511
Income before income taxes	35,375	21,244	96,191	64,354
Income tax expense	9,963	5,627	25,961	16,693
Net income	25,412	15,617	70,230	47,661
Net income (loss) attributable to noncontrolling interest	39	(186)	(27)	(171)
Net income attributable to Velocity Financial, Inc.	$25,373	$15,803	$70,257	$47,832

Net Interest Income — Portfolio Related

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
	(In thousands)
Interest income	$144,119	$105,070	$39,049	$398,426	$293,359	$105,067
Interest expense - portfolio related	88,899	63,871	25,028	245,825	178,734	67,091
Net interest income - portfolio related	$55,220	$41,199	$14,021	$152,601	$114,625	$37,976

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income increased 34.0% to $55.2 million from $41.2 million for the three months ended September 30, 2025 and 2024, respectively. Our portfolio related net interest income increased 33.1% to $152.6 million from $114.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Interest Income. Interest income increased by $39.0 million to $144.1 million for the three months ended September 30, 2025, compared to $105.1 million for the three months ended September 30, 2024, attributable to higher average loan portfolio balances and yield. For the three months ended September 30, 2025, the average loan yield was 9.54% compared to 9.18% for the three months ended September 30, 2024. Interest income increased by $105.1 million to $398.4 million for the nine months ended September 30, 2025, compared to $293.4 million for the nine months ended September 30, 2024. The increase in interest income for the nine months ended September 30, 2025 was primarily attributable to higher portfolio balances due to loan originations and higher average loan yield.

The following tables distinguish between the changes in interest income attributable to changes in average loan balance (volume) and the changes in interest income attributable to changes in annualized yield (rate) for the three and nine months ended September 30, 2025 and 2024.

	Average Loans	Interest Income	Average Yield(1)
	($ in thousands)
Three months ended September 30, 2025	$6,044,277	$144,119	9.54%
Three months ended September 30, 2024	4,578,911	105,070	9.18%
Volume variance	1,465,366	33,625
Rate variance		5,424	0.36%
Total interest income variance		39,049
(1)
Annualized.

	Average Loans	Interest Income	Average Yield(1)
	($ in thousands)
Nine months ended September 30, 2025	$5,626,408	$398,426	9.44%
Nine months ended September 30, 2024	4,364,754	293,359	8.96%
Volume variance	1,261,654	84,797
Rate variance		20,270	0.48%
Total interest income variance		105,067
(1)
Annualized.

Interest Expense — Portfolio Related. Portfolio related interest expense, which consists of interest incurred on our warehouse facilities and securitized debt, increased to $88.9 million for the three months ended September 30, 2025 from $63.9 million for the three months ended September 30, 2024. Portfolio related interest expense increased to $245.8 million for the nine months ended September 30, 2025 from $178.7 million for the nine months ended September 30, 2024. The increases were primarily attributable to a higher loan portfolio being financed and increased interest rates.

The following tables present information regarding portfolio related interest expense and distinguish between the changes in interest expense attributable to changes in the average outstanding debt balance (volume) and changes in cost of funds (rate) for the three and nine months ended September 30, 2025 and 2024.

	Average Debt(1)	Interest Expense	Cost of Funds(2)
	($ in thousands)
Three months ended September 30, 2025	$5,674,297	$88,899	6.27%
Three months ended September 30, 2024	4,152,040	63,871	6.15%
Volume variance	1,522,257	23,417
Rate variance		1,611	0.11%
Total interest expense variance		25,028
(1)
Includes securitized debt and warehouse agreements.
(2)
Annualized.

	Average Debt(1)	Interest Expense	Cost of Funds(2)
	($ in thousands)
Nine months ended September 30, 2025	$5,247,055	$245,825	6.25%
Nine months ended September 30, 2024	3,949,093	178,734	6.03%
Volume variance	1,297,962	58,745
Rate variance		8,346	0.21%
Total interest expense variance		67,091
(1)
Includes securitized debt and warehouse agreements.
(2)
Annualized.

Net Interest Income After Provision for Credit Losses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
	(In thousands)
Net interest income - portfolio related	$55,220	$41,199	$14,021	$152,601	$114,625	$37,976
Interest expense - corporate debt	6,144	6,143	1	18,429	17,677	752
Net interest income	49,076	35,056	14,020	134,172	96,948	37,224
Provision for (reversal of) credit losses	381	(69)	450	3,851	1,151	2,700
Net interest income after provision for (reversal of) credit losses	$48,695	$35,125	$13,570	$130,321	$95,797	$34,524

Interest Expense — Corporate Debt. Corporate debt interest expense remained consistent at $6.1 million for each of the three months ended September 30, 2025 and 2024. Corporate debt interest expense increased to $18.4 million for the nine months ended September 30, 2025, compared to $17.7 million for the nine months ended September 30, 2024, primarily due to the issuance of $75.0 million of additional secured debt in February 2024.

Provision for Credit Losses. Our provision for credit losses increased to $0.4 million for the three months ended September 30, 2025 from a $0.1 million reversal of provision for the three months ended September 30, 2024, due mainly to an increase in individually-assessed allowance. Our provision for credit losses increased to $3.9 million for the nine months ended September 30, 2025 from $1.2 million for the nine months ended September 30, 2024. The increased provision for credit losses was primarily attributable to charge-offs taken during the quarter ended June 30, 2025 and an increase in the individually-assessed allowance.

Other Operating Income

The $16.3 million increase in total other operating income from the three months ended September 30, 2024 to the three months ended September 30, 2025 was primarily due to improved securitized bond prices resulting in lower unrealized loss on fair value securitized debt and increased loan origination fee income, offset by lower unrealized gain on fair value loans. The $41.3 million increase from the nine months ended September 30, 2024 to the nine months ended September 30, 2025 was mainly due to increased origination volumes driving a higher unrealized gain on fair value loans and an increase in loan origination fee income.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
	(In thousands)
Gain on disposition of loans	$4,574	$2,291	$2,283	$13,694	$7,156	$6,538
Unrealized gain on fair value loans	30,982	35,530	(4,548)	95,724	71,579	24,145
Unrealized loss on fair value securitized debt	(9,988)	(24,995)	15,007	(31,254)	(31,957)	703
Unrealized loss on mortgage servicing rights	(343)	(993)	650	(1,115)	(922)	(193)
Origination fee income	9,723	6,704	3,019	27,338	16,762	10,576
Interest income on cash balance	1,564	1,676	(112)	4,408	5,038	(630)
Other income	565	519	46	1,575	1,412	163
Total other operating income	$37,077	$20,732	$16,345	$110,370	$69,068	$41,302

Gain on Disposition of Loans. Gain on disposition of loans increased by $2.3 million to $4.6 million for the three months ended September 30, 2025 compared to $2.3 million for the three months ended September 30, 2024. Gain on disposition of loans increased by $6.5 million to $13.7 million for the nine months ended September 30, 2025 compared to $7.2 million for the nine months ended September 30, 2024. The increases were primarily due to the increase in gain on transfer to REO upon foreclosure.

Unrealized Gain on Fair Value Loans. Unrealized gain on fair value loans decreased by $4.5 million to $31.0 million for the three months ended September 30, 2025 compared to $35.5 million for the three months ended September 30, 2024. The decrease was mainly driven by a higher nonperforming loan balance. Unrealized gain on fair value loans increased by $24.1 million to $95.7 million for the nine months ended September 30, 2025 compared to $71.6 million for the nine months ended September 30, 2024. The increase was mainly driven by new loan originations.

Unrealized Loss on Fair Value Securitized Debt. Unrealized loss on fair value securitized debt decreased by $15.0 million to $10.0 million for the three months ended September 30, 2025 from $25.0 million for the three months ended September 30, 2024. Unrealized loss on fair value securitized debt decreased by $0.7 million to $31.3 million for the nine months ended September 30, 2025 from $32.0 million for the nine months ended September 30, 2024. The decreases in unrealized loss on fair value securitized debt were primarily attributable to the decrease in market interest rates and spreads.

Unrealized Gain (Loss) on Mortgage Servicing Rights. Unrealized loss on mortgage servicing rights was $0.3 million for the three months ended September 30, 2025 as compared to $1.0 million for the three months ended September 30, 2024. The decrease in unrealized loss on mortgage servicing rights was mainly driven by an increase in the loan servicing portfolio. Unrealized loss on mortgage servicing rights was $1.1 million for the nine months ended September 30, 2025 as compared to $0.9 million for the nine months ended September 30, 2024. The increase in unrealized loss on mortgage servicing rights resulted from an increase in prepayment rate.

Origination Fee Income. Origination fee income increased by $3.0 million to $9.7 million for the three months ended September 30, 2025 compared to $6.7 million for the three months ended September 30, 2024. Origination fee income increased by $10.6 million to $27.3 million for the nine months ended September 30, 2025 compared to $16.8 million for the nine months ended September 30, 2024. The increases were driven by higher loan originations.

Interest Income on Cash Balance. Interest income on cash balance decreased by $0.1 million to $1.6 million for the three months ended September 30, 2025 compared to $1.7 million for the three months ended September 30, 2024. Interest income on cash balance decreased by $0.6 million to $4.4 million for the nine months ended September 30, 2025 compared to $5.0 million for the nine months ended September 30, 2024. The decreases were attributable to a decrease in interest rates.

Other Income. Other income was $0.6 million and $0.5 for the three months ended September 30, 2025 and 2024, respectively. Other income increased to $1.6 million for the nine months ended September 30, 2025 compared to $1.4 million for the nine months ended September 30, 2024. The increase was mainly driven by higher servicing fee income from the increase in our loan servicing portfolio.

Operating Expenses

Operating expenses are presented in the following table. Changes in operating expenses comparing to the same period prior year are discussed below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
	(In thousands)
Compensation and employee benefits	$23,300	$17,586	$5,714	$67,589	$49,505	$18,084
Origination expenses	1,154	867	287	3,185	2,262	923
Securitization expenses	6,433	3,186	3,247	21,997	12,292	9,705
Loan servicing	7,748	5,656	2,092	23,961	15,639	8,322
Professional fees	893	2,305	(1,412)	4,668	6,140	(1,472)
Rent and occupancy	274	519	(245)	847	1,633	(786)
Real estate owned, net	7,931	1,951	5,980	14,258	5,762	8,496
Other operating expenses	2,664	2,543	121	7,995	7,278	717
Total operating expenses	$50,397	$34,613	$15,784	$144,500	$100,511	$43,989

Compensation and Employee Benefits. Compensation and employee benefits increased by $5.7 million to $23.3 million for the three months ended September 30, 2025 compared to $17.6 million for the three months ended September 30, 2024. Compensation and employee benefits increased by $18.1 million to $67.6 million for the nine months ended September 30, 2025 compared to $49.5 million for the nine months ended September 30, 2024. The increases were mainly driven by higher headcount and commissions expense as loan originations increased.

Origination Expenses. Origination expenses increased by $0.3 million to $1.2 million for the three months ended September 30, 2025 from $0.9 million for the three months ended September 30, 2024. Origination expenses increased by $0.9 million to $3.2 million for the nine months ended September 30, 2025 from $2.3 million for the nine months ended September 30, 2024. The increases in origination expenses were due to higher loan originations.

Securitization Expenses. Securitization expenses were $6.4 million for the three months ended September 30, 2025 compared to $3.2 million for the three months ended September 30, 2024. Securitization expenses were $22.0 million for the nine months ended September 30, 2025 compared to $12.3 million for the nine months ended September 30, 2024. The increases in securitization expenses resulted from more securitization transactions and securitized debt issued in 2025 as compared to the prior year.

Loan Servicing. Loan servicing expenses increased to $7.7 million for the three months ended September 30, 2025 from $5.7 million for the three months ended September 30, 2024. Loan servicing expenses increased to $24.0 million for the nine months ended September 30, 2025 from $15.6 million for the nine months ended September 30, 2024. The increases were primarily attributable to the growth of our loan portfolio.

Professional Fees. Professional fees decreased to $0.9 million for the three months ended September 30, 2025 compared to $2.3 million for the three months ended September 30, 2024. Professional fees were $4.7 million and $6.1 million for the nine months ended September 30, 2025 and 2024, respectively. The decreases were primarily attributable to lower legal fees.

Rent and Occupancy. Rent and occupancy expenses decreased to $0.3 million for the three months ended September 30, 2025 compared to $0.5 million for the three months ended September 30, 2024. Rent and occupancy expenses decreased to $0.8 million for the nine months ended September 30, 2025 compared to $1.6 million for the nine months ended September 30, 2024. The decreases resulted from the relocation to offices with less space and lower rent expense.

Real Estate Owned, Net. Net expenses of real estate owned increased to $7.9 million for the three months ended September 30, 2025 from $2.0 million for the three months ended September 30, 2024. Net expenses of real estate owned increased to $14.3 million for the nine months ended September 30, 2025 from $5.8 million for the nine months ended September 30, 2024. The increases were mainly due to the increase in REOs combined with higher valuation adjustments.

Other Operating Expenses. Other operating expenses increased to $2.7 million for the three months ended September 30, 2025 from $2.5 million for the three months ended September 30, 2024. Other operating expenses increased to $8.0 million for the nine months ended September 30, 2025 from $7.3 million for the nine months ended September 30, 2024. The increases were mainly due to higher information technology maintenance and data processing costs.

Income Tax Expense. Income tax expense was $10.0 million and $5.6 million for the three months ended September 30, 2025 and 2024, respectively, and $26.0 million and $16.7 million for the nine months ended September 30, 2025 and 2024, respectively. Our annual consolidated effective tax rates were 27.4% and 28.5% for the years 2025 and 2024, respectively.

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

	Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
	($ in thousands)
	(Unaudited)
Interest income	$144,119	$135,567	$118,740	$113,484	$105,070	$97,760	$90,529	$86,269
Interest expense - portfolio related	88,899	81,838	75,088	68,484	63,871	59,188	55,675	51,405
Net interest income - portfolio related	55,220	53,729	43,652	45,000	41,199	38,572	34,854	34,864
Net interest margin - portfolio related	3.65%	3.82%	3.35%	3.70%	3.60%	3.54%	3.35%	3.52%
Interest expense - corporate debt	6,144	6,143	6,142	6,143	6,143	6,155	5,380	4,140
Net interest income	49,076	47,586	37,510	38,857	35,056	32,417	29,474	30,724
Net interest margin - total company	3.25%	3.39%	2.88%	3.20%	3.06%	2.98%	2.83%	3.10%
Provision for (reversal of) credit losses	381	1,598	1,872	22	(69)	218	1,002	827
Net interest income after provision for (reversal of) credit losses	48,695	45,988	35,638	38,835	35,125	32,199	28,472	29,897
Other operating income	37,077	39,847	33,446	32,330	20,732	22,561	25,775	21,670
Operating expenses	50,397	51,913	42,190	39,127	34,613	34,887	31,011	29,260
Income before income taxes	35,375	33,922	26,894	32,038	21,244	19,873	23,236	22,307
Income tax expense	9,963	7,752	8,246	11,233	5,627	5,162	5,903	5,141
Net income	25,412	26,170	18,648	20,805	15,617	14,711	17,333	17,166
Net income (loss) attributable to noncontrolling interest	39	173	(239)	218	(186)	(67)	82	(189)
Net income attributable to Velocity Financial, Inc.	$25,373	$25,997	$18,887	$20,587	$15,803	$14,778	$17,251	$17,355

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

Cash and Cash Equivalents

Our total liquidity was $143.5 million as of September 30, 2025, comprised of $99.0 million in cash and $44.5 million in borrowings from available warehouse capacity on unencumbered loans. Our additional available warehouse capacity as of September 30, 2025, was $555.8 million, bringing total liquidity plus available warehouse capacity to $699.3 million.

We had cash of $99.0 million and $44.1 million, excluding restricted cash of $18.8 million and $23.2 million as of September 30, 2025 and 2024, respectively.

Cash Flows

The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash provided by (used in):
Operating activities	$22,650	$4,482
Investing activities	(1,271,685)	(689,013)
Financing activities	1,296,015	689,865
Net change in cash, cash equivalents, and restricted cash	$46,980	$5,334

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

For the nine months ended September 30, 2025, our net cash provided by operating activities consisted mainly of $70.2 million in net income, $47.0 million in proceeds from sale of loans held for sale, and $31.3 million change in valuation of securitized debt at fair value, partially offset by $95.7 million change in valuation of loans carried at fair value and $47.9 million in origination of loans held for sale.

For the nine months ended September 30, 2025, our net cash used in investing activities consisted mainly of $2.0 billion in cash used to originate loans held for investment at fair value, partially offset by $0.7 billion in cash received from payments of loans held for investment.

For the nine months ended September 30, 2025, our net cash provided by financing activities consisted mainly of $2.1 billion in borrowings from our warehouse and repurchase facilities and $2.0 billion in proceeds from issuing securitized debt. The cash generated was partially offset by repayments of $2.1 billion and $0.7 billion, on our warehouse and repurchase facilities and securitized debt, respectively.

During the nine months ended September 30, 2025 and 2024, we generated approximately $47.0 million and $5.3 million, respectively, of net cash and cash equivalents on operating, investing and financing activities.

Warehouse Facilities

As of September 30, 2025, we had five non-mark-to-market warehouse facilities, one mark-to-market warehouse facility, and one modified mark-to-market warehouse facility to support our loan origination and acquisition facilities. The maturity of our warehouse facilities ranges from one to three years. The borrowings are collateralized primarily by performing loans. All warehouse facilities are based on SOFR, plus margins ranging from 1.60% to 4.00%. Borrowing under these facilities was $334.7 million with $600.3 million of available capacity as of September 30, 2025.

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

All borrower payments on loans financed under the warehouse facilities are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities. The warehouse facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to-net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization of interest expense. If we fail to meet any of the covenants, or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of September 30, 2025, we were in compliance with these covenants.

Securitized debt

From May 2011 through September 2025, we have completed 44 transactions, issuing $9.9 billion in principal amount of securities to third parties. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. The following table summarizes the securities issued, securities retained by us at the time of the securitization, as of September 30, 2025 and December 31, 2024, and the stated maturity for each securitized debt. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 10% to 30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

		Securities Retained as of
Trusts	Securities Issued	Issuance Date	September 30, 2025	December 31, 2024	Stated Maturity Date
	(In thousands)
2017-2 Trust	$245,601	$12,927	$2,416	$2,416	October 2047
2018-1 Trust	176,816	9,308	1,602	1,602	April 2048
2018-2 Trust	307,988	16,210	2,656	2,698	October 2048
2019-1 Trust	235,580	12,399	2,167	—	March 2049
2019-2 Trust	207,020	10,901	1,887	—	July 2049
2019-3 Trust	154,419	8,127	1,926	—	October 2049
2020-1 Trust	248,700	13,159	3,935	—	February 2050
2021-1 Trust	251,301	13,227	7,147	—	May 2051
2021-2 Trust	194,918	10,260	—	—	August 2051
2021-3 Trust	204,205	—	—	—	October 2051
2021-4 Trust	319,116	—	—	—	December 2051
2022-1 Trust	273,594	5,015	3,549	3,876	February 2052
2022-2 Trust	241,388	11,202	8,446	9,246	March 2052
2022-MC1 Trust (1)	84,967	40,911	—	47,936	May 2047
2022-3 Trust	296,323	18,914	17,013	15,489	May 2052
2022-4 Trust	308,357	25,190	11,742	10,362	July 2052
2022-5 Trust	188,754	65,459	16,443	12,649	October 2052
2023-1 Trust	198,715	41,593	7,522	4,043	December 2052
2023-1R Trust (1) (2)	64,833	66,228	—	66,228	October 2025
2023-2 Trust	202,210	24,229	3,357	6,714	April 2053
2023-RTL1 Trust (1)	81,608	4,296	—	4,296	July 2028
2023-3 Trust	234,741	28,718	—	9,146	July 2053
2023-4 Trust	202,890	26,623	3,995	3,995	November 2053
2024-1 Trust	209,862	11,278	—	11,229	January 2054
2024-2 Trust	286,235	8,853	8,767	8,767	April 2054
2024-3 Trust	204,599	5,255	—	5,211	June 2054
2024-4 Trust	253,612	3,080	2,372	3,064	July 2054
2024-5 Trust	292,880	7,510	3,740	7,481	October 2054
2024-6 Trust	293,895	7,690	7,627	7,687	December 2054
2025-1 Trust	342,791	8,790	8,779	—	February 2055
2025-RTL1 Trust	111,395	5,864	5,864	—	March 2030
2025-2 Trust	377,526	15,117	14,773	—	April 2055
2025-MC1 Trust	114,136	27,210	25,703	—	May 2055
2025-3 Trust	382,461	9,809	9,749	—	June 2055
2025-P1 Trust	190,865	3,895	3,852	—	July 2055
2025-4 Trust	457,543	11,731	11,706	—	September 2055
Total	$8,441,844	$590,978	$198,735	$244,135
(1)
The outstanding bond balances associated with the Trusts were paid off when collapsed.
(2)
The retained securities owned by this trust were returned to their respective issuing trusts.

The following table summarizes outstanding bond balances for each securitized debt as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(In thousands)
2017-2 Trust	$24,777	$33,012
2018-1 Trust	20,316	24,482
2018-2 Trust	49,537	59,091
2019-1 Trust	51,857	60,459
2019-2 Trust	40,578	46,872
2019-3 Trust	39,517	46,827
2020-1 Trust	80,474	91,135
2021-1 Trust	133,860	152,995
2021-2 Trust	113,156	125,391
2021-3 Trust	122,053	136,510
2021-4 Trust	196,435	214,284
2022-1 Trust	196,937	217,190
2022-2 Trust	174,872	191,764
2022-MC1 Trust (1)	—	12,041
2022-3 Trust	209,884	234,647
2022-4 Trust	210,757	232,064
2022-5 Trust	148,323	132,519
2023-1 Trust	143,066	144,724
2023-1R Trust (1)	—	38,508
2023-2 Trust	128,229	157,198
2023-RTL1 Trust (1)	—	81,608
2023-3 Trust	157,912	195,799
2023-4 Trust	143,803	181,307
2024-1 Trust	143,970	178,234
2024-2 Trust	211,331	260,500
2024-3 Trust	172,893	191,583
2024-4 Trust	199,697	243,945
2024-5 Trust	258,487	290,552
2024-6 Trust	266,804	293,767
2025-1 Trust	322,347	—
2025-RTL1 Trust	111,395	—
2025-2 Trust	358,915	—
2025-MC1 Trust	101,164	—
2025-3 Trust	374,345	—
2025-P1 Trust	188,775	—
2025-4 Trust	456,573	—
Total	$5,553,039	$4,269,008
(1)
The outstanding bond balances associated with the Trusts were paid off when collapsed.

As of September 30, 2025 and December 31, 2024, the weighted average annualized rates on the securities and certificates for the Trusts were as follows:

	September 30, 2025	December 31, 2024
2017-2 Trust	4.21%	4.09%
2018-1 Trust	4.38	4.13
2018-2 Trust	4.52	4.47
2019-1 Trust	4.10	4.07
2019-2 Trust	3.48	3.41
2019-3 Trust	3.30	3.30
2020-1 Trust	2.86	2.88
2021-1 Trust	1.78	1.76
2021-2 Trust	2.05	2.04
2021-3 Trust	2.47	2.47
2021-4 Trust	3.27	3.25
2022-1 Trust	3.95	3.94
2022-2 Trust	5.00	5.06
2022-MC1 Trust	—	6.90
2022-3 Trust	5.64	5.72
2022-4 Trust	6.22	6.21
2022-5 Trust	7.29	7.04
2023-1 Trust	7.21	7.02
2023-1R Trust	—	7.57
2023-2 Trust	7.72	7.33
2023-RTL1 Trust	—	8.24
2023-3 Trust	8.21	7.94
2023-4 Trust	8.31	8.33
2024-1 Trust	8.11	7.75
2024-2 Trust	7.03	7.11
2024-3 Trust	7.20	7.20
2024-4 Trust	7.38	7.08
2024-5 Trust	6.18	6.14
2024-6 Trust	6.14	5.92
2025-1 Trust	6.61	—
2025-RTL1 Trust	7.17	—
2025-2 Trust	6.60	—
2025-MC1 Trust	8.40	—
2025-3 Trust	6.45	—
2025-P1 Trust	6.56	—
2025-4 Trust	5.80	—

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

The following table summarizes the activity in our ATM Program for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share amount)
Number of shares sold	471	11	2,067	20
Net sale proceeds	$8,834	$190	$38,120	$344
Weighted average price per share	$19.04	$18.10	$18.74	$17.34

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

As of September 30, 2025, we maintained warehouse facilities to finance our investor real estate loans and had approximately $334.7 million in outstanding borrowings with $600.3 million of available capacity under our warehouse and repurchase facilities.

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

Item 1A. Risk Factors.

Intentionally omitted pursuant to smaller reporting company reduced disclosure requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on common stock purchases made by us during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 2025	—	$—	—	$—
August 2025	9,600	18.74	—	—
September 2025	—	—	—	—
Total	9,600	$18.74	—	$—

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 and (v) the Notes to unaudited Consolidated Financial Statements.

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

VELOCITY FINANCIAL, INC.

Date: November 6, 2025	By:	/s/ Christopher D. Farrar
Christopher D. Farrar
Chief Executive Officer

Date: November 6, 2025	By:	/s/ Mark R. Szczepaniak
Mark R. Szczepaniak
Chief Financial Officer