Form 10-K
period 2025-12-31
Velocity Financial, Inc.
filed 2026-03-12
CIK 1692376

NPAnote08c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was $205.1 million, based on a closing price of $18.54.

As of March 3, 2026, the registrant had 39,235,281 shares of common stock, par value $0.01 per share, outstanding.

Documents Incorporated by Reference

Certain portions of our Definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with our 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Location of Exhibit Index

The index of exhibits is contained in Part IV of this Form 10-K on page 69.

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
•
our inability to successfully complete additional securitization transactions on attractive terms or at all;
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
•
the influence of certain of our largest stockholders over us; and
•
adverse legislative or regulatory changes.

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

iii

PART I

Item 1. Business.

Our Company

We are a vertically integrated real estate finance company founded in 2004. We originate, securitize, and manage a nationwide portfolio of loans secured by real estate to earn attractive risk adjusted spreads for our shareholders. We primarily originate investor loans secured by 1-4 unit residential rental properties, as well as loans for multi-family, mixed use and commercial properties. We originate loans nationwide across our extensive network of independent mortgage brokers and direct borrower relationships, which we have built and refined over the 21 years since our inception. Our objective is to be the preferred and one of the most recognized brands in our core market.

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

We believe there is a substantial and durable market opportunity for investor real estate loans across 1-4 unit residential rental and small commercial properties, and that our institutionalized approach to serving these fragmented market segments underpins our long-term business strategy. Our growth to date has validated the need for scaled lenders with dedication to individual investors who own ten or fewer properties, a base which we believe represents the vast majority of activity across our core market. According to data from the U.S. Census Bureau, the U.S. home rentership rate (the inverse of the home ownership rate) has averaged approximately 34.3%. According to a press release by Zillow on Sep 8, 2025, the U.S. housing market is worth a record $55.1 trillion. Ownership of residential properties for rent has historically been concentrated among smaller investors. According to data published by CNBC on Oct 7, 2025, more than 90% of small investors own 10 properties or less, while the largest investors, those with 1,000 or more properties, comprise 2% of all investor-owned homes.

Our primary growth strategy is predicated on organically continuing to serve and build loyalty within our network of mortgage brokers, while also expanding our network with new mortgage brokers through targeted marketing and improved brand awareness. We believe our reputation and 21-year history within our core market position us well to capture future growth opportunities. We continue to opportunistically pursue inorganic growth strategies such as acquiring portfolios of loans that meet our investment criteria and acquisitions of businesses that align with our strategic vision.

We make loans for business purposes only, which we believe limits our exposure to the regulatory constraints of consumer lending.

On January 16, 2020, we converted from a limited liability company to a corporation incorporated under the law of the State of Delaware by filing a certificate of conversion with the Secretary of State of the State of Delaware and changed our name from Velocity Financial, LLC to Velocity Financial, Inc. On January 22, 2020, we completed the initial public offering (“IPO”) of our common stock, par value $0.01 per share (our “common stock”). Shares of our common stock trade on the New York Stock Exchange under the symbol “VEL.” The Company's stock also trades on the NYSE Texas, Inc. under the same symbol “VEL” starting August 2025.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed Government National Mortgage Association (“Ginnie Mae” or “GNMA”) issuer/servicer that provides government-insured Federal Housing Administration (“FHA”) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century earns origination fees from originating loans, and servicing fees from mortgage servicing rights on its servicing portfolio. Century is a consolidated subsidiary of the Company as of completion of the acquisition. In addition, as a servicer of Ginnie Mae loans, Century is required to maintain a minimum net worth, and is in compliance with this requirement as of December 31, 2025.

Market Uncertainties

Our operational and financial performance will depend on certain market developments, including the impact of tariffs, the actions of the Federal Reserve, the ongoing Russia/Ukraine war, conflicts in the Middle East, the recent U.S. government shutdown, heightened stress in the real estate and corporate debt markets, and macroeconomic conditions and market fundamentals, which can all affect each of these factors and potentially impact our business performance.

Our Competitive Advantages

We believe that the following competitive advantages enhance our ability to execute our business strategy and position us well for future growth:

Established Franchise with Strong Brand Recognition

We believe our reputation and deep history within the real estate lending community position us as a preferred lender for mortgage brokers. We have been originating and acquiring loans in our core market since our inception in 2004, making us a recognizable brand with a proven ability to execute. Additionally, we have successfully executed 46 securitizations of our investor real estate loans, issuing $10.6 billion in principal amount of securities between 2011 and the year ended December 31, 2025. We have a keen understanding of this securitization market, including complicated structural issues, investor expectations and rating agency requirements. We executed our thirty-eighth through forty-sixth securitizations in 2025. We believe this demonstrates that we have a strong reputation with investors in the securitization market, which enables us to maintain efficient access to debt capital that ultimately improves our ability to offer competitive pricing to our borrowers.

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

We apply the same asset-driven underwriting process to all the loans in our portfolio, regardless of whether we originate or acquire these loans. Our credit and underwriting philosophy encompasses individual borrower and property due diligence, taking into consideration several factors. Our access to 21 years of proprietary data allows us to perform analytics that inform our lending decisions efficiently and effectively, which we believe is a strong competitive advantage.

Large In-Place Portfolio with Attractive, Long-Term Financing

We believe our in-place portfolio provides a significant and stable income stream for us to invest in future earnings growth. Our loans are structured to provide interest rate protection. The majority of our loans are fixed-rate loans and a smaller portion of our loans are floating after an initial fixed-rate period, subject to a floor equal to the starting fixed rate. The loans are mainly financed with long-term fixed-rate debt, resulting in a spread that could increase over time, but not decrease. As a result, our in-place portfolio spread generally benefits from rising interest rates. We generated $210.4 million in portfolio related net interest income for the year ended December 31, 2025, representing a 3.61% net interest margin during the year.

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

Our Experienced Management Team

Led by co-founder and Chief Executive Officer Christopher Farrar, our management team averages more than 27 years of experience in the financial services and real estate lending industries, including extensive experience in commercial and residential lending, structured finance and capital markets. We have successfully navigated both positive and negative economic cycles and retained our core team of experienced professionals in appraisal, underwriting, processing and production, while bolstering our finance and asset management team with professionals possessing extensive experience in financial reporting and real estate management. We believe our in-depth knowledge of our core market provides a distinct competitive advantage.

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

Further Penetrate Our Existing Mortgage Broker Network

We strive to be the preferred lender within our network of approved mortgage brokers. We have developed a strong reputation in the market for high quality execution and timely closing, which we believe are the most important qualities our mortgage brokers value in selecting a lender. There is significant opportunity for us to further penetrate the approximately 3,789 mortgage brokers with whom we have done business over the last five years. Approximately 80% of loan originators originated five or fewer loans with us during the year ended December 31, 2025. We believe this presents a compelling opportunity for us to capture incremental volume from our existing broker network.

Expand Our Network with New Mortgage Brokers

We believe that our targeted sales effort, combined with consistent high-quality execution, positions us well to continue adding to the network of mortgage brokers that rely on us to serve their borrower clients.

Despite the adverse macroeconomic conditions caused by inflation and rising interest rates, we funded 6,336 loans sourced by 1,777 different mortgage brokers during the year ended December 31, 2025. We believe that represents a small portion of the mortgage originators in the United States, which consisted of approximately 904,145 state-licensed mortgage originators as of September 30, 2025, according to the Nationwide Multistate Licensing System. The size of the mortgage broker market presents an attractive opportunity for us to capture significant growth with very small increases in the share of mortgage brokers that recognize our platform capabilities and utilize us as a preferred lender in our core market.

Develop New Products

Our primary product is a 30-year fixed-rate amortizing term loan. These loans comprised 87.9% of our loan originations during the year ended December 31, 2025. This product is used by borrowers to finance stabilized long-term real estate investments. We believe this product has strong receptivity in our market, as evidenced by our success in growing loan originations over time. Since our inception, we have continued to expand our product offering in response to developing market opportunities and the evolving financing needs of our broker network. For example, in 2013, in response to the increased demand for rental properties, we moved aggressively into the market for 1-4 unit residential rental loans, which comprised 48.1% of our held for investment loan portfolio as of December 31, 2025.

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

Our Portfolio

Loans Held for Investment

Our typical investor real estate loan is secured by a first lien on the underlying property with the added protection of a personal guarantee and, based on the loans in our portfolio as of December 31, 2025, has an average balance of approximately $390 thousand. As of December 31, 2025, our portfolio of loans held for investment totaled $6.5 billion of unpaid principal balance, or UPB, on properties in 48 states and the District of Columbia. Of the 16,652 loans held for investment as of December 31, 2025, 99.7% of the portfolio, as measured by UPB, was attributable to our loan origination business, while the remaining 0.3% of the portfolio, or 51 loans, totaling $27.3 million in UPB, was related to acquisitions. During the years ended December 31, 2025 and 2024, we originated 6,636 and 4,532 loans to be held for investment totaling $2.7 billion and $1.8 billion, respectively.

As of December 31, 2025, 91.4% of our loans held for investment, as measured by UPB, were fully-amortizing over 30 years. The principal amount of a fully-amortizing loan is repaid ratably over the term of the loan, as compared to a balloon loan where all, or a substantial portion of, the original loan amount is due in a single payment at the maturity date. We believe that fully-amortizing loans face a lower risk of default than balloon loans, as the final payment due under the balloon loan may require the borrower to refinance or sell the property.

We target investor real estate loans with loan-to-value ratios, or LTVs, between 60% and 75% at origination as we believe that borrower equity of 25% to 40% provides significant protection against credit losses. As of December 31, 2025, our loans held for investment had a weighted average LTV at origination of 65.2%. Additionally, as of December 31, 2025, borrowers personally guaranteed 100% of the loans in our held for investment portfolio and had a weighted average credit score at origination of 700, excluding the 1.3% of loans for which a credit score is not available.

The following charts illustrate the composition of our loans held for investment as of December 31, 2025:

(*) Percentages may not sum to 100% due to rounding.

(1)
Portfolio stratifications based on unpaid principal balance for loans held for investment as of December 31, 2025.
(2)
Represents LTV at origination for population of loans held for investment as of December 31, 2025. In instances where LTV at origination is not available for an acquired loan, the LTV reflects our best estimate of value at time of acquisition.
(3)
Approximately 2% of our loans held for investment have an LTV greater than 75%.

We typically do not lend on any property located in a city with a population less than 25,000 and outside a 25-mile radius of a city with a population in excess of 100,000. We generally prefer to lend in larger metropolitan statistical areas.

Our Financing Strategy

We typically finance our new loan originations using warehouse facilities. Once we have originated between approximately $200 million and $350 million in new loans, we securitize the loans through a real estate mortgage investment conduit, or REMIC, structure and issue the bonds to third parties through individual trust vehicles. All our securitizations are issued as private placements pursuant to Rule 144A under the Securities Act and utilize a REMIC structure except for the 2025 MC1 and 2025-RTL1 transactions which were issued as bonds treated as debt for tax purposes. The REMIC transactions can create significant U.S. Generally Accepted Accounting Principles (“GAAP”) versus tax differences. The U.S. GAAP treatment considers each REMIC as a variable interest entity (“VIE”) that is required to be consolidated in our financial statements, accounting for the securitization as a secured borrowing. Under IRS rules, the REMICs require sale treatment where we are required to either recognize taxable income or loss to the extent the fair market value of the REMICs is greater than or less than our cost basis, the payment of which creates either a deferred tax asset or a deferred tax liability. We are the sole beneficial interest holder of each of the trusts, through our wholly-owned subsidiaries. Proceeds from the issuance of the securities are then used to pay down the balances on our warehouse facilities. As of December 31, 2025, we had successfully executed 46 securitizations of our investor real estate loans, issuing $10.6 billion in principal amount of securities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information about our warehouse repurchase facilities and securitizations.

In March 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement (“the 2022 Term Loan”). The 2022 Term Loan had a fixed interest rate of 7.125% and a maturity date of March 15, 2027. The 2022 Term Loan was paid off on January 30, 2026 with proceeds from the issuance and sale of $500 million Senior Notes issued in January 2026. In August 2023, we completed our first securitization collateralized by our short-term loan product with $81.6 million in securities issued. In February 2024, we entered into a five-year $75.0 million syndicated corporate debt agreement (“the 2024 Term Loan”). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. In January 2026, we entered into a five-year $500.0 million publicly rated syndicated corporate debt agreement (“the 2026 Term Notes”). The 2026 Term Notes bear interest at 9.375% and is guaranteed by us on an unsecured basis.

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

Human Capital Resources

As of December 31, 2025, we had a total of 371 employees, an increase of 20% from the prior year. The increase in our employees was a result of growing the business. Full-time employees were 364 or 98% of our workforce as of December 31, 2025. None of our employees are represented by a labor union.

A driving force in our ability to generate revenue comes from the work of our Account Executives, or AEs. Our AEs generate business for us through their relationships with third-party brokers. Our ability to retain and attract AEs is essential to the growth of our business. A significant number of our employees are AEs, representing 29% of our workforce at year-end.

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

While we have not adopted any diversity quotas, 63% of our employees are men and 37% are women.

We are committed to the health, safety, and wellness of our employees, through implementing precautionary policies and significant operational changes to protect and support our employees, including remote work. As of December 31, 2025, substantially all our employees have been able and continue to work remotely.

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

On January 22, 2020, we completed the initial public offering (“IPO”) of our common stock, par value $0.01 per share (our “common stock”). Shares of our common stock trade on the New York Stock Exchange and NYSE Texas, Inc. under the symbol “VEL.”

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

Item 1A. Risk Factors.

References to past events are provided by way of example only and are not intended to be a complete listing or representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

An investment in our common stock involves significant risk. We describe below material risks that management believes affect or could affect our performance. Understanding these risks is important to understanding any statement in this Annual Report and to evaluating an investment in our common stock. You should carefully read and consider the risks and uncertainties described below together with all the other information included or incorporated by reference in this Annual Report before you make any decision regarding an investment in our common stock. If any of the following risks actually occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could significantly decline, and you could lose some or all of your investment. While the following discussion provides a description of material risks that could cause our results to vary materially from those expressed in public statements or documents, other factors besides those discussed within this Annual Report or elsewhere in other of our reports filed with or furnished to the SEC could also affect our business, financial condition, liquidity and results of operations.

Summary of Risk Factors

As a non-bank mortgage company, we are exposed in the normal course of business to multiple risks shared by other participants in our industry. In addition, some of the risks we face are unique to Velocity or such risks could have a different or greater impact on Velocity than on other companies. These risks could adversely impact our business, regulatory or agency approval, financial condition, liquidity, results of operations, ability to grow, and reputation, and are summarized below. This summary is intended to supplement, and should not be considered a substitute for, the complete Risk Factors that follow.

Risks Related to Our Financial Performance, Financing Our Business, Liquidity and Net Worth, and the Economy

•
Conditions in the real estate markets, the financial markets and the economy generally
•
Fiscal policies or inaction at the U.S. federal government level, which have led to and may in the future lead to federal government shutdowns or negative impacts on the U.S. economy
•
Disruptions in the capital markets, including market fluctuations and economic instability as a result of tariffs, trade restrictions, armed conflict and other geopolitical disruptions or conditions
•
Economic downturns, including disruptions to business, market and operational conditions related to natural disasters or epidemics, in geographies where our assets are concentrated

Risks Related to Our Business

•
Competition in the market for loan origination and acquisition opportunities
•
The high degree of risk involved in loans to small businesses, self-employed borrowers, properties in transition, and certain portions of our investment real estate portfolio
•
Failure of a third-party servicer or the failure of our own internal servicing system to effectively service our portfolio of mortgage loans
•
Additional or increased risks if we change our business model or create new or modified real estate lending products
•
Use of incorrect, misleading or incomplete information in our analytical models and data, and risks relating to the possibility of receiving inaccurate and/or incomplete information from potential borrowers, guarantors and loan sellers
•
Deficiencies in appraisal quality in the mortgage loan origination process and risks associated with our underwriting guidelines and our ability to change our underwriting guidelines

•
Loss of our key personnel or our inability to hire and retain qualified account executives
•
Any inability to manage future growth effectively or failure to develop, enhance and implement strategies to adapt to changing conditions in the real estate and capital market, including risks associated with our ability to successfully identify, acquire, and integrate companies and assets
•
Any inability of our borrowers to generate net income from operating the property that secures our loans
•
Costs or delays involved in the completion of a foreclosure or liquidation of the underlying property
•
Operational risks, including the risk of cyberattacks and other security incidents, or disruption in the availability and/or functionality of our technology infrastructure and systems
•
Lender liability claims, requirements that we repurchase mortgage loans or indemnify investors, or allegations of violations of predatory lending laws and environmental liabilities with respect to properties to which we take title
•
Inadequate insurance on collateral underlying mortgage loans and real estate securities
•
Failure to realize an attractive price upon disposal of portfolio assets that are recorded at fair value
•
The interest margin, cost structure and return on equity of our existing and future securitizations and the inability to successfully complete additional securitization transactions on attractive terms or at all
•
The termination of one or more of our warehouse repurchase and revolving loan facilities
•
Interest rate fluctuations or mismatches between our loans and our borrowings

Legal and Regulatory Risks

•
Legal or regulatory developments related to mortgage-related assets, securitizations or state licensing and operational requirements
•
Our ability to maintain our exclusion under the Investment Company Act of 1940, as amended (the “1940 Act”)
•
Our ability to comply with laws, regulations and market standards regarding the privacy, use, and security of customer and other regulated information
•
Litigation and adverse legislative or regulatory changes

Risks Relating to Ownership of Our Common Stock

•
Substantial volatility in our common stock price
•
The influence of our largest stockholders over us and our performance
•
The issuance of additional securities that dilute or depress the market price of our common stock
•
Future offerings of debt securities that are senior to our common stock in liquidation, or equity securities that are senior to our common stock in respect of liquidation and distributions
•
Certain provisions in our organizational documents that may make takeovers more difficult

Risks Related to Our Business

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

Our results of operations may be materially affected by conditions in the real estate markets, the financial markets and the economy generally. These conditions include changes as a result of global and regional macroeconomic developments, such as uncertainty related to future economic activity, the current tariff environment, including increased tariff rates and reciprocal tariffs, which remains dynamic and uncertain, reduced access to credit and decreased liquidity, as well as changes in short-term and long-term interest rates, inflation and deflation, fluctuations in the real estate and debt capital markets and developments in national and local economies, unemployment rates, commercial property vacancy rates, and rental rates. Any deterioration of real estate fundamentals generally, and in the United States in particular, and changes in general economic conditions could decrease the demand for our loans, negatively impact the value of the real estate collateral securing our loans, increase the default risk applicable to borrowers, and make it relatively more difficult for us to generate attractive risk-adjusted returns.

We also are significantly affected by the fiscal, monetary, and budgetary policies of the U.S. government and its agencies. We are particularly affected by the policies of the Board of Governors of the Federal Reserve System, which we refer to as the Federal Reserve, which regulates the supply of money and credit in the United States. The Federal Reserve’s policies affect interest rates, which can have a significant impact on the demand for investor real estate loans. Significant fluctuations in interest rates as well as protracted periods of increases or decreases in interest rates could adversely affect the operation and income of the investment properties securing our loans, as well as the demand from investors for investor real estate loans in the secondary market. In particular, changes in interest rates often affect the number of loans originated. For example, a decrease in interest rates could cause refinancing of existing loans to become more attractive and qualifying for a loan to become easier, while an increase in interest rates could cause refinancing of existing loans to become less attractive and qualifying for a loan to become more difficult.

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

Adverse global market, economic and political conditions, including government shutdowns, armed conflicts or terrorist acts, pandemics and other catastrophic events could have a material adverse effect on us.

Our business could be materially affected by market, economic, political conditions, pandemics and other catastrophic events in the U.S. and internationally, including potential national or international recession, which could result in changes in interest rates and availability of capital, the effects of governmental initiatives to manage economic conditions and the impacts of a federal government shutdown. Terrorist attacks, actual or threatened acts of war or armed conflict or the escalation of current hostilities, such as the ongoing conflicts between Russia and Ukraine, Israel and Hamas, or involving Iran, Venezuela or any other military or armed conflict have led and could lead to further regional instability, market disruptions, geopolitical shifts and adverse effects on macroeconomic conditions which could adversely affect our results of operations and financial conditions.

In addition, a prolonged or repeated shutdown of the U.S. federal government could adversely affect our business, results of operations and financial conditions. Funding gaps or lapses in federal appropriations may disrupt the operations of government agencies that provide critical economic data, administer regulatory functions, or directly support our customers and counterparties. During a shutdown, federal agencies such as the Internal Revenue Service, Small Business Administration, and various supervisory bodies may suspend or significantly curtail their activities, which can delay loan originations, hinder verification processes, impede regulatory approvals, and reduce the availability of government‑guaranteed lending programs. A shutdown may also impair the financial capacity of borrowers who depend on federal salaries, contracts, reimbursements, or benefit programs, including government employees, federal contractors, and recipients of government-funded services. Reduced or delayed income to these borrowers could reduce loan demand, negatively affect deposit inflows, and increase our credit risk exposure. In addition, disruptions to federal economic data releases or fiscal operations may create volatility in financial markets, affecting interest rates, liquidity conditions, and the valuation of securities in our investment portfolio. The duration and economic impact of any government shutdown are inherently uncertain, and any such event could, individually or in the aggregate, have a material adverse effect on our business, financial condition and results of operations.

We operate in a competitive market for loan origination and acquisition opportunities and competition may limit our ability to originate and acquire loans, which could adversely affect our ability to execute our business strategy.

We operate in a competitive market for investment and loan origination and acquisition opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices and originate loans that allow us to generate compelling net interest margins. In acquiring our target assets or originating loans, we compete with a variety of institutional investors, including real estate investment trusts, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of these competitors may enjoy competitive advantages over us, including:

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

Most mortgage loans and securitizations of mortgage loans require a servicer to manage collections for each of the underlying loans. Onity Group Inc. (formerly PHH Mortgage Corporation) currently provides loan servicing on most of our loan portfolio, and we work with several other servicers for a portion of our portfolio. We refer to these providers as our third-party loan servicers. A third-party loan servicer’s responsibilities include providing loan administration, issuing monthly statements, managing borrower insurance and tax impounds, sending delinquency notices, collection activity, all cash management and reporting on the performance of the loans. A third-party loan servicer may retain sub-servicers in any jurisdictions where licensing is required and the third-party loan servicer has not obtained the necessary license or where it otherwise deems it advisable. Both default frequency and default severity of loans may depend upon the quality of the servicer. If a third-party loan servicer or any sub-servicer is not vigilant in encouraging borrowers to make their monthly payments, the borrowers may be far less likely to make these payments, which could result in a higher frequency of default. If a third-party loan servicer or any sub-servicers takes longer to liquidate non-performing assets, loss severities may be higher than originally anticipated. Higher loss severity may also be caused by less competent dispositions of real estate owned, or REO.

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

In addition, third-party loan servicers collect loan payments from our borrowers and hold them until remitting them to us, our lenders or our securitization trustees, as applicable, on scheduled monthly payment dates. As part of industry practice, third-party loan servicers are also often contractually required to advance amounts to their clients in some circumstances where borrowers have not yet made payments on the underlying mortgage loans, which could increase financial and liquidity demands on third-party loan servicers during times of economic distress when borrowers failed to make payments on mortgage loans or were late in doing so. Financial distress or insolvency of any of our third-party loan servicers would have a material adverse effect on our business, results of operations and financial condition.

We are dependent on certain of our key personnel for our future success, and their continued service to us is not guaranteed.

Our future success depends on the continued service of key personnel, including Christopher D. Farrar, our Chief Executive Officer, Mark R. Szczepaniak, our Chief Financial Officer, and Jeffrey T. Taylor, our Executive Vice President for Capital Markets, and our ability to attract new skilled personnel. We do not have employment contracts that provide severance payments and/or change in control benefits with our executive officers, and there can be no assurance that we will be able to retain their services. The departure of key personnel, until suitable replacements could be identified and hired, if at all, could have a material and adverse effect on our business, results of operations and financial condition.

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

We use leverage in executing our business strategy, which may adversely affect us when economic conditions are unfavorable.

We leverage certain of our assets through borrowings under warehouse facilities and securitization transactions, as well as any corporate borrowings, and other debt we may incur from time to time. Our use of leverage may enhance our potential returns and increase the number of loans that can be made, but may also substantially increase the risk of loss. While our current and future financing arrangements and other debt obligations impose certain limitations on the amount of leverage we may incur, there are no such limits in our restated certificate of incorporation or our amended and restated bylaws. Our percentage of leverage will vary depending on our ability to obtain financing and the limitations imposed by our financing arrangements and debt securities and we may not be able to meet our debt service obligations. Our return on equity may be reduced if market conditions cause the cost of our financing to increase relative to the income that can be derived from our loan portfolio, which could adversely affect the price of our common stock. In addition, our debt service payments will reduce cash flow available for distributions to stockholders. To the extent that we cannot meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations.

Our underwriting guidelines in the mortgage loan origination process may result in increased delinquencies and defaults.

Mortgage originators, including us, generally underwrite mortgage loans in accordance with their pre-determined loan underwriting guidelines, and from time to time and in the ordinary course of business, originators will make exceptions to these guidelines. There can be no assurance that our underwriting guidelines will identify or appropriately assess the risk that the interest and principal payments due on a loan will be repaid when due, or at all, or whether the value of the mortgaged property will be sufficient to otherwise provide for recovery of such amounts. Our underwriting guidelines are more narrow than some other mortgage lenders because we give primary consideration to the adequacy of the property as collateral and source of repayment for the loan rather than focusing on the personal income of the borrower. For example, while we emphasize credit scores in our underwriting process, there is no minimum credit score that a potential borrower must have in order to obtain a loan from us. Although we believe that this asset-driven approach is one of our competitive advantages, it may result in higher delinquency and default rates than those experienced by mortgage lenders with broader underwriting guidelines and/or those who require minimum credit scores or verify the personal income of their borrowers.

On a case by case basis, our underwriters may determine that a prospective borrower that does not strictly qualify under our underwriting guidelines warrants an underwriting exception, based upon compensating factors. Compensating factors may include, but are not limited to, a lower loan-to-value ratio, a higher debt coverage ratio, experience as a real estate owner or investor, higher borrower net worth or liquidity, stable employment, longer length of time in business and length of time owning the property. Loans originated with exceptions may result in a higher number of delinquencies and defaults, which could have a material and adverse effect on our business, results of operations and financial condition.

We may change our strategy or underwriting guidelines without notice or stockholder consent, which may result in changes to our risk profile, results of operations and financial condition.

We may change our strategy or any of our underwriting guidelines at any time without notice or the consent of our stockholders. For example, in response to the economic crisis precipitated by the spread of COVID-19, in late March 2020, we temporarily suspended our loan originations. We may opportunistically acquire commercial mortgage loans that comply with our credit guidelines and may sell commercial mortgage loans We may also change our target assets and financing strategy without notice or the consent of our stockholders. From time to time, based on market conditions and our perception of business opportunities, we vary the mix of types of loans we originate or purchase, our relative emphasis of loan originations and purchases of loans and related assets, and our preference for monetizing our financial assets through securitizations, sales of loans and sales of retained subordinated interests in our securitizations. Any of these changes could result in us holding a loan portfolio with a different risk profile from the risk profile described in this Annual Report and the documents incorporated by reference herein or, as well as affect the timing and amount of cash received or invested and of revenue recognized or charges or other expenses recorded. In addition, originating or purchasing loans of types with which we do not have significant prior experience may have greater risk of associated loss or other expense, or may not be as profitable as we expect. Additionally, a change in our strategy or underwriting guidelines may increase our exposure to interest rate risk, default risk, real estate market fluctuations and liquidity risk, all of which could have a material and adverse effect on our business, results of operations and financial condition.

Our inability to manage future growth effectively could have an adverse impact on our business, results of operations and financial condition.

Our ability to grow depends on our management’s ability to originate and/or acquire investor real estate loans. In order to do this, we will need to identify, hire, train, supervise and manage new employees. Any failure to effectively manage our future growth, including a failure to successfully expand our loan origination activities could have a material and adverse effect on our business, results of operations and financial condition.

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

Operational risks, including the risk of cyberattacks and other security incidents, could disrupt our business and materially and adversely affect our business, results of operations and financial condition.

Our financial, accounting, communications and other data processing systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems have been and may be from time to time subject to cyberattacks or other cybersecurity incidents and attempts, which may continue to increase in sophistication and frequency in the future, including as a result of advances in technologies such as artificial intelligence.

Unauthorized parties who seek to breach network security systems often intend to obtain unauthorized access to proprietary information or personal identifying information of the target’s customers, borrowers, stockholders or other business partners, destroy data or disable, degrade or sabotage our systems, including through the introduction of computer viruses and other malicious code, “phishing” attempts, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals or service providers. Unauthorized parties who gain access to information and technology systems, often do so with the aim of stealing, publishing, deleting or modifying private and sensitive information. Although we take various measures designed to ensure the integrity of our information and technology systems, there can be no assurance that these measures will provide protection. Breaches such as those involving covertly introduced malware (including ransomware), impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing it from being addressed appropriately.

Moreover, we are highly dependent on information systems and technology (including on those of our service providers). Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

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

In addition, we rely on third-party service providers for certain aspects of our business, including software vendors for portfolio management and accounting software, outside financial institutions for back office processing and custody of securities and third-party broker-dealers for the execution of trades. An interruption or deterioration in the performance of these third parties or breaches or failures of their information systems and technology could cause system interruptions, delays, loss, corruption or exposure of critical data or intellectual property and impair the quality of our operations, which could impact our reputation and hence adversely affect our business.

Any such interruption or deterioration in our operations could result in substantial recovery and remediation costs and liability. While we have implemented disaster recovery plans and backup systems to lessen the risk of any material adverse impact, our disaster recovery planning may not be sufficient to mitigate the harm and cannot account for all eventualities, and a catastrophic event that results in the destruction or disruption of any data or critical business or information technology systems could severely affect our ability to conduct our business operations, and as a result, our future operating results could be materially and adversely affected.

Any disruption in the availability or functionality of our technology infrastructure and systems could have a material adverse effect on our business.

Our ability to originate and acquire investor real estate loans, execute securitizations, and manage any related interest rate risks and credit risks is critical to our success and is highly dependent upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Some of these systems are located at our facility and some are maintained by third-party vendors. Any significant interruption in the availability and functionality of these systems could harm our business. In the event of a systems failure or interruption by our third-party vendors, we will have limited ability to affect the timing and success of systems restoration. If such interruptions continue for a prolonged period of time, it could, have a material and adverse impact on our business, results of operations and financial condition. See “Risk Factors—Risks Related to Our Business—Operational risks, including the risk of cyberattacks, could disrupt our business and materially and adversely affect our business, results of operations and financial condition” for additional information.

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

Our intellectual property and other proprietary rights may be inadequate to protect our business or may be infringed, misappropriated or challenged by others, or we may be subject to claims of intellectual property infringement or misappropriation asserted by third parties.

To protect our intellectual property and proprietary rights, we rely on a combination of intellectual property laws, contractual arrangements, and internal policies and procedures. However, the protective steps that we take may be inadequate to deter or prevent infringement of our intellectual property rights or misappropriation of our proprietary information. In addition, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property or proprietary rights. Our failure to obtain or maintain adequate protection of our intellectual property or other proprietary rights for any reason could have a material and adverse effect on our business, results of operations and financial condition.

Furthermore, third parties may initiate litigation or other proceedings against us for infringement or misappropriation of their intellectual property rights. Even if we believe that particular intellectual property-related claims are without merit, litigation may be necessary to defend against these allegations. The ultimate outcome of any allegation is often uncertain and, regardless of the outcome, litigation and other proceedings, with or without merit, are time-consuming and expensive to resolve and may divert management’s time and attention. If we do not prevail in any such litigation or other proceedings brought against us, we might have to pay substantial damages and we could be required to stop the infringing activity or obtain a license, and any such license may not be available to us on acceptable terms, or at all. Any of the foregoing could have an adverse effect on our business, results of operations and financial condition.

Acquisitions, strategic investments, entries into new businesses, and divestitures could disrupt our business, divert our management’s attention, result in additional dilution to our stockholders, and harm our business.

From time to time we may seek to acquire or invest in businesses or other assets that we believe could complement or expand our business, enhance our capabilities or market reach, or otherwise offer growth opportunities. The identification, evaluation, and negotiation of potential acquisitions and divestitures may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations, asset portfolios and technologies successfully, or effectively manage the combined business following the acquisition. Successful integration requires an assessment of several factors and the accuracy of this assessment is inherently uncertain. Our review may not reveal all existing or potential problems or permit us to become sufficiently familiar with the assets to fully assess any deficiencies.

We also may not achieve the anticipated benefits from the acquired businesses, or realize the benefit within the expected time frame, due to a number of factors, including difficulties resulting from the integration of technologies, IT systems, accounting systems, culture or personnel; diversion of management’s attention; litigation or regulatory matters; use of resources; or other disruption of our operations. Regulatory constraints, including competition regulations, may also affect the extent to which we can maximize the value of our acquisitions or investments. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of additional debt and incurrence of significant costs associated with integrating assets with our operations. In addition, we may spend time and money on acquisitions or investments that do not increase our revenue. Unanticipated costs may also be incurred in the integration process and any net benefits anticipated from any acquisition or investment may not be achieved in the near term, or at all. Acquisitions could expand our operations into new geographies, products and lines of business, which may increase the magnitude or scope of financial, operational and legal and regulatory risks to our business. If an acquired business fails to meet our expectations, our business may be materially and adversely affected.

Additionally, if there are significant delays in completing any acquisition or investment, our future business and financial results could be negatively affected, including potentially as a result of liability for damages under the terms and conditions of the transactions agreements.

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

From time to time, we find it necessary or desirable to foreclose on mortgage loans we own, and the foreclosure process may be lengthy and expensive. Borrowers may resist mortgage foreclosure actions by asserting numerous claims, counterclaims and defenses against us including, without limitation, numerous lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action and force us into a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can sometimes take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process. Foreclosure may create a negative public perception of the related mortgaged property, resulting in a decrease in its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the completion of a foreclosure of the loan or a liquidation of the underlying property will further reduce the proceeds and thus increase the loss. Any such reductions could materially and adversely affect the value of the commercial loans in which we invest and, therefore, could have a material and adverse effect on our business, results of operations and financial condition.

In addition, moratoria or other limitations imposed by federal or U.S. state governments on the ability of lenders to foreclose on property or requirements for lenders to modify loans may have a material adverse effect on our business, results of operations or financial condition, including by precluding us from foreclosing on, or exercising other remedies with respect to, the property underlying loans, or requiring or incentivizing us to accept modifications not favorable to us.

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

Our portfolio of assets may at times be concentrated in certain property types or secured by properties concentrated in a limited number of geographic areas, which increases our exposure to economic downturn and natural disasters, including disruptions related to epidemics, with respect to those property types or geographic locations.

We are not required to observe specific diversification criteria, except as may be set forth in the underwriting guidelines adopted by our Board. Therefore, our portfolio of assets may, at times, be concentrated in certain property types that are subject to higher risk of foreclosure or secured by properties concentrated in a limited number of geographic locations.

Our loan portfolio changes over time, however, as of December 31, 2025, our loans held for investment were primarily concentrated in California, New York, Florida, New Jersey and Texas. Deterioration of economic conditions or natural disasters, including disruptions to business and operations related to epidemics, in these or in any other state in which we have a significant concentration of borrowers could have a material and adverse effect on our business by reducing demand for new financings, limiting the ability of customers to repay existing loans and impairing the value of our real estate collateral and real estate owned properties.

To the extent that our portfolio is concentrated in any region, or by type of property, downturns relating generally to such region, type of borrower or security, or the occurrence of natural disasters in those regions, may result in defaults on a number of our assets within a short time period, which may reduce our net income and could adversely affect our results of operations and financial condition.

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

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of interest and principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

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

We have sold and, on occasion, may sell, some of our loans in the secondary market or as a part of a securitization of a portfolio of our loans. When we sell loans, we are required to make customary representations and warranties about such loans to the loan purchaser. Our mortgage loan sale agreements may require us to repurchase or substitute loans or indemnify investors in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we may be required to repurchase or substitute loans or indemnify investors if we breach a representation or warranty in connection with our securitizations, if any.

The remedies available to a purchaser of mortgage loans are generally broader than those available to us against the originating broker or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance. Significant repurchase activity could harm our business, cash flow, results of operations and financial condition.

Some of our portfolio assets may be recorded at fair value as estimated by management and may not reflect the price we could realize upon disposal.

Most of our portfolio assets will be in the form of loans that are not publicly traded. The fair value of securities and other assets that are not publicly traded is not readily determinable. Depending on whether these securities and other investments are classified as available-for-sale or held-to-maturity, we will value certain of these investments at fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification™, or ASC, 820—Fair Value Measurements, which may include unobservable inputs. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our results of operations and the value of our common stock could be adversely affected if our determinations regarding the fair value of these assets are materially higher than the values that we ultimately realize.

Risks Related to Our Organization and Structure

For so long as Snow Phipps Group and TOBI continue to own a substantial amount of our outstanding common stock, they will have the ability to substantially influence us.

As of December 31, 2025, funds affiliated with SPG GP, LLC, or Snow Phipps Group, beneficially owned approximately 34.3% of our outstanding common stock and funds affiliated with Pacific Investment Management Company LLC, or TOBI, beneficially owned approximately 32.4% of our outstanding common stock.

In addition, pursuant to a stockholders’ agreement we entered into with Snow Phipps Group and TOBI, each of Snow Phipps Group and TOBI have the right to designate certain persons as nominees for election as directors. Specifically, each of Snow Phipps Group and TOBI are entitled to designate up to two persons as director nominees. As a result, although Snow Phipps Group and TOBI are not affiliated with each other, they collectively own a majority of our common stock and are in a position to exercise significant influence over us, our Board and our management, affairs and transactions.

By virtue of their stock ownership and voting power, in addition to their board nomination rights, Snow Phipps Group and TOBI have the power to significantly influence our business and affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of our directors, amendments to our restated certificate of incorporation, mergers or sales of assets. The influence exerted by these large stockholders over our business and affairs might not be consistent with the interests of some or all of our other stockholders.

Our restated certificate of incorporation provides that our directors who are affiliates of Snow Phipps Group and TOBI may engage in similar activities and lines of business as us, which may result in competition between us and such stockholders or another portfolio company of such stockholders for certain corporate opportunities.

Our restated certificate of incorporation provides that our directors who are also employees or affiliates of Snow Phipps Group and TOBI may engage in similar activities or lines of business as us. Our restated certificate of incorporation provides that no employees or affiliates of such stockholders, including those persons who are also our directors, have any obligation to refrain from (1) engaging directly or indirectly in the same or similar business activities or lines of business as us or developing or marketing any products or services that compete, directly or indirectly, with us, (2) investing or owning any interest in, or developing a business relationship with, any person or entity engaged in the same or similar business activities or lines of business as, or otherwise in competition with, us or (3) doing business with any of our clients or customers. In addition, our restated certificate of incorporation provides that we have waived any interest or expectancy in any business or other opportunity that becomes known to a director of ours who is also an employee or affiliate of such stockholders unless the opportunity becomes known to that individual solely in his or her capacity as our director. As a result, certain of our directors who are also employees or affiliates of Snow Phipps Group or TOBI may compete with us for business and other opportunities, which may not be in the interest of all of our stockholders.

Some provisions of Delaware law and our organizational documents may deter third parties from acquiring us and may diminish the value of our common stock.

Certain provisions of our restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider to be in its best interest, including attempts that might result in a premium over the market price of our common stock.

These provisions provide for, among other things:

•
the ability of our Board to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change of control;
•
advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings;
•
certain limitations on convening special stockholder meetings; and
•
certain limitations regarding business combinations with any “interested stockholder.”

These provisions could make it more difficult for a third party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts. These provisions could also make it more difficult for our stockholders to nominate directors for election to our Board and take other corporate actions.

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

We cannot assure you that material weaknesses will not occur and that we will be able to remediate such weaknesses in a timely manner. If we are unable to remediate any material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business, financial condition and the market price of our common stock.

Our restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the sole and exclusive forums for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our restated certificate of incorporation provides, subject to limited exceptions, that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee or stockholder of our company to the Company or our stockholders, creditors or other constituents, (3) action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, or our restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (4) action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine. Our restated certificate of incorporation will further provide that, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the United States federal securities laws.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our restated certificate of incorporation. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our Board is authorized to issue and designate shares of our preferred stock in additional series without stockholder approval.

Our restated certificate of incorporation authorizes our Board, without the approval of our stockholders, to issue shares of our preferred stock, subject to limitations prescribed by applicable law, rules and regulations and the provisions of our restated certificate of incorporation, as shares of preferred stock in series, to establish from time to time the number of shares to be included in each such series and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The powers, preferences and rights of these additional series of preferred stock may be senior to or on parity with our common stock, which may reduce its value.

Risks Relating to Regulatory Matters

The increasing number of proposed United States federal, state and local laws may affect certain mortgage- related assets in which we intend to invest and could materially increase our cost of doing business.

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

As a result of the dislocation of the credit markets during the previous recession and the extensive regulation, oversight and enforcement activity by governmental and other regulatory agencies which followed, including without limitation, regulations promulgated by the Federal Housing Finance Agency, the SEC and the Federal Deposit Insurance Corporation pursuant to the mandates of the Dodd-Frank Act, the securitization industry has crafted and continues to craft changes to securitization practices, including, without limitation (i) changes to representations, warranties and enforcement procedures in securitization transaction documents and (ii) more expansive disclosure in securitization offering documents of (a) the underwriting guidelines applicable to the collateral underlying securitizations, the due diligence review of such collateral, the material risks impacting an investment decision and material national and international developments that could impact the value and liquidity of securities, (b) the limitations of the rights available to investors under the securitization documents, (c) risks impacting a transaction party’s ability to perform its obligations under the securitization and (d) regulations promulgated by other countries which impact the ability to sell securities to investors in such countries.

On October 21, 2014, the final rules implementing the credit risk retention requirements of Section 941 of the Dodd–Frank Act, or the U.S. Risk Retention Rules, were issued and have since become effective with respect to all asset classes. The risk retention rules generally require the sponsor of a securitization to retain not less than 5% of the credit risk of the assets collateralizing the issuer’s mortgage-backed securities. When applicable, the risk retention rules generally require the “securitizer” of a “securitization transaction” to retain at least 5% of the “credit risk” of “securitized assets,” as such terms are defined for purposes of that statute, and generally prohibit a securitizer from directly or indirectly eliminating or reducing its credit exposure by hedging or otherwise transferring the credit risk that the securitizer is required to retain. Our securitizations are subject to the U.S. Risk Retention Rules and, as a result, we have retained at least 5% of the credit risk for all of our securitizations since the U.S. Risk Retention Rules went into effect. The European Union and the United Kingdom have also adopted certain risk retention and due diligence requirements in respect of various types of European Union and United Kingdom regulated investors that, among other things, restrict investors from taking positions in securitizations. To the extent our securitizations are marketed in countries in the European Union or the United Kingdom, we would become subject to these additional regulations, which may increase our risk retention requirements and increase the complexity and costs of new securitizations.

The current regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act, including provisions setting forth capital and risk retention requirements. In addition, there may be continued regulation through executive orders as President Trump has at times been very involved in calling for review, guidance and oversight of financial regulations, the future role of Fannie Mae and Freddie Mac and general rulemaking and oversight with respect to the mortgage and housing markets. Any resulting executive orders or legislative developments in the United States or any future regulations in the European Union or the United Kingdom could impact securitizations and pose additional risks to our participation in future securitizations or reduce or eliminate the economic incentives for participating in future securitizations, increase the costs associated with our origination, securitization or acquisition activities, or otherwise increase the risks or costs of our doing business.

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

Maintenance of our 1940 Act exemption imposes limits on our operations, which may adversely affect our operations.

We currently conduct, and intend to continue to conduct, our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act.

We believe we qualify for an exemption under Section 3(a)(1) of the 1940 Act because we will not engage primarily, or hold ourselves out as being engaged primarily, in the business of investing, reinvesting or trading in securities, nor will we own investment securities with a combined value in excess of 40% of the value of our total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Rather, we, through our wholly owned subsidiaries, are primarily engaged in the business of originating and managing investor real estate loans.

We hold our assets primarily through direct or indirect wholly owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) and/or Section 3(c)(6) of the 1940 Act. To qualify for the exclusion pursuant to Section 3(c)(5)(C), based on positions set forth by the staff of the SEC, each such subsidiary generally is required to hold at least (i) 55% of its assets in “qualifying” real estate assets and (ii) at least 80% of its assets in “qualifying” real estate assets and “real estate-related” assets. “Qualifying” real estate assets for this purpose include mortgage loans that satisfy conditions set forth in SEC staff no-action letters and other guidance, and other assets that the SEC staff has determined are the functional equivalent of whole mortgage loans for the purposes of the 1940 Act. Section 3(c)(6) of the 1940 Act excludes, among other categories of issuers, issuers that are primarily engaged in a Section 3(c)(5)(C) business activity directly or through majority-owned subsidiaries. The SEC staff has stated in a no-action letter that an issuer that acquires whole mortgage loans that are eventually transferred into a securitization trust which it sponsors for the purpose of obtaining financing to acquire additional whole mortgage loans, may treat as qualifying real estate assets for purposes of Section 3(c)(5)(C) any securities issued by that trust that it retains because such securities are acquired as a direct result of the issuer being engaged in the business of purchasing or otherwise acquiring whole mortgage loans. As the factual basis of this no-action position aligns with our business model, we accordingly treat the mortgage backed securities issued by our securitization trusts that we have retained as qualifying real estate assets.

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

If we fail to comply with laws, regulations and market standards regarding the privacy, use, and security of customer and other regulated information, or if we are the target of a successful cyberattack or other security incident, we may be subject to legal and regulatory actions and our reputation would be harmed.

We receive, maintain, and store non-public personal information of our loan applicants and others such as employees. The technology and other controls and processes designed to secure our customer information (and other confidential or regulated information) and to prevent, detect, and remedy any unauthorized access to that information were designed to obtain reasonable, not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. We are subject to the risk of data breaches, successful hacker attacks, unauthorized access and misuse, or significant computer viruses affecting our networks. Our controls may not have detected, and may in the future fail to prevent or detect, unauthorized access to our borrower information (or other confidential or regulated information). In addition, we are exposed to the risks of malware (including ransomware) denial-of-service, or DOS, attacks and damage to or destruction of our (and our service providers’) networks or other information systems. A successful DOS attack, ransomware attack, or other intrusion or damage to our systems could result in a delay in the processing of our business, or even lost business. Additionally, we could incur significant costs associated with the recovery from such attacks or damage to our systems.

If borrower information (or other confidential or regulated information) is inappropriately accessed and used by a third-party or an employee for illegal purposes, such as identity theft, we may be responsible to the affected individual (such as an applicant or borrower) for any losses such person may have incurred as a result of misappropriation. In such an instance, we may also be liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of such information. Additionally, if we are the target of a successful cyberattack or other security incident, we may experience reputational harm that could impact our standing with our borrowers and adversely impact our financial results.

Furthermore, the regulatory environment surrounding data privacy and protection is constantly evolving, can be subject to significant change, and may be inconsistent between states within a country or between countries. New laws and regulations governing data privacy and the unauthorized disclosure of personal or confidential information pose increasingly complex compliance challenges and could potentially elevate our costs or require us to change our business practices. There can be no assurance that we will not be subject to regulatory or other legal actions in the event of alleged non-compliance with applicable privacy and data protection laws or regulations, or other claims. Any failure or perceived failure to comply with applicable laws and regulations could result in significant fines, penalties and legal liability.

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

There can be no assurance that we will not inadvertently originate or acquire a consumer loan. If we were to originate or acquire such a loan, we would be required to comply with these laws and any breach of such laws could subject us to monetary penalties or give the borrowers a rescission right. Lawsuits have been brought in various states making claims against assignees or purchasers of high-cost loans for violations of state law. If any of our loans are found to have been originated in violation of predatory or abusive lending laws, we could incur losses, which could materially and adversely impact our business, results of operations and financial condition.

Risks Related to Sources of Financing

We may not be able to successfully complete additional securitization transactions on attractive terms or at all, which could limit potential future sources of financing and could inhibit the growth of our business.

The securitized debt market is our primary source of long-term financing, and we plan to securitize newly originated loans to repay our warehouse facilities, provide for long-term financing and generate cash for funding new loans. We plan to continue to structure these securitizations so that they are treated as financing transactions, and not as sales, for purposes of U.S. generally accepted accounting principles. This involves creating a special-purpose vehicle, contributing a pool of our assets to the entity and selling non-recourse debt securities to purchasers. We retain a portion of the “first loss” subordinated securities issued by our trusts and, as a result, we are the first tranche exposed to principal losses in the event the trust experiences a loss. We use short-term credit facilities to finance the origination or acquisition of investor real estate loans until a sufficient quantity of eligible assets has been accumulated, at which time we would refinance these short-term facilities through a securitization of the eligible assets, such as issuances of commercial mortgage-backed securities or collateralized loan obligations or the private placement of loan participations or other long-term financing. When we employ this strategy, we are subject to the risk that we would not be able to obtain, during the period that our short-term facilities are available, a sufficient amount of eligible assets to maximize the efficiency of a securitization. We are also subject to the risk that we are not able to obtain short-term credit facilities or are not able to renew any short-term credit facilities after they expire should we find it necessary to extend such short-term credit facilities to allow more time to obtain the necessary eligible assets for a long-term financing.

From time to time, one or more credit rating agencies may rate our new or existing securitizations. A lower-than-expected rating by one or more of these agencies or a reduction or withdrawal of a credit rating may adversely impact our ability to complete new securitizations on attractive terms or at all.

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

If one or more of our warehouse facilities on which we are dependent are terminated, we may be unable to find replacement financing on favorable terms on a timely basis, or at all, which would have a material adverse effect on our business, results of operations and financial condition.

We require a significant amount of short-term funding capacity for loans we originate. Consistent with industry practice, our existing warehouse facilities are short-term, usually requiring annual renewal. If any of our committed facilities are terminated or are not renewed or our uncommitted facilities are not honored, we may be unable to find replacement financing on favorable terms on a timely basis, or at all, and we might not be able to originate loans, which would have a material adverse effect on us. Additionally, as our business continues to expand, we may need additional warehouse funding capacity for loans we originate. There can be no assurance that, in the future, we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.

We may be required to maintain certain levels of collateral or provide additional collateral under our warehouse facilities, which may restrict us from leveraging our assets as fully as desired or forcing us to sell assets under adverse market conditions, resulting in potentially lower returns.

We currently finance our originations and investments in investor real estate using warehouse facilities, which are our short-term revolving full recourse master repurchase agreements secured by certain of our underlying mortgage loans. Under our revolving warehouse facilities, the amount of available financing on our investor real estate loan portfolio is reduced based on the delinquency performance of the individual loans pledged under these facilities, and if the delinquency in our loan portfolio increases beyond certain levels, we may be required to pledge additional collateral, pay down a portion of the outstanding balance of these warehouse facilities, or liquidate assets at a disadvantageous time to avoid violating certain financial covenants contained therein and triggering a foreclosure on our collateral, any of which could cause us to incur further losses and have a material and adverse effect on our business, results of operations and financial condition.

In the event we do not have sufficient liquidity to pay down the financing when loan performance deteriorates, lending institutions can accelerate our indebtedness, increase our borrowing rates, liquidate our collateral and terminate our ability to borrow.

Further, our revolving warehouse facility agreements contain various financial and other restrictive covenants, including covenants that require us to maintain a certain amount of cash that is not invested or to set aside non-levered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these collateral obligations, as described above, our financial condition could deteriorate rapidly. In addition, if we fail to satisfy any of the financial or other restrictive covenants, or otherwise default under our revolving warehouse facilities, the lenders have the right to accelerate repayment and terminate the facilities. Accelerating repayment and terminating the facilities would require immediate repayment by us of the borrowed funds, which may require us to liquidate assets at a disadvantageous time, causing us to incur further losses and have a material and adverse effect on our business, our results of operations and financial condition.

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

Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.

We have a significant amount of indebtedness. Subject to the limits contained in the indenture governing our 9.375% senior notes due 2031, the agreements governing the 2024 Term Loan and the warehouse repurchase and revolving loan facilities, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, dividends or for other purposes. If we do so, the risks related to our substantial indebtedness could intensify. Specifically, our substantial indebtedness could have important consequences, including the following:

•
making it more difficult for us to satisfy our obligations with respect to our debt;
•
limiting our ability to obtain financing to fund future working capital, capital expenditures, acquisitions or other general company requirements on favorable terms or at all;
•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, future business opportunities and other general purposes;
•
increasing our vulnerability to general adverse economic and industry conditions;
•
exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under certain of the warehouse facilities and revolving loan facilities, are at variable rates of interest;
•
limiting our flexibility in planning for and reacting to changes in the industry in which we compete;
•
consequences relating to adverse borrowing base redeterminations;
•
placing us at a disadvantage compared to other, less leveraged competitors; and
•
increasing our cost of borrowing.

In addition, our ability to refinance our indebtedness prior to maturity is dependent on the condition of the capital and credit markets and our financial condition. We can provide no assurance that we will be able to refinance our indebtedness or that any indebtedness incurred to refinance our indebtedness will be on comparable terms.

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

While the interest rates used to calculate interest expense on our financing lines are subject to floors to the extent that our financing costs will be determined by reference to floating rates (such as Secured Overnight Financing Rate, or SOFR, or a Treasury index) plus a margin, the amount of such margin will depend on a variety of factors, including, without limitation, (1) for collateralized debt, the value and liquidity of the collateral, and for non-collateralized debt, our credit, (2) the level and movement of interest rates and (3) general market conditions and liquidity. In a period of rising interest rates, our interest expense on floating rate debt would increase, and it is possible that any additional interest income we earn on our floating rate investments may not compensate for such increase in interest expense. Furthermore, during a period of rising interest rates, the interest income we earn on our fixed rate investments would not change, the duration and weighted average life of our fixed rate investments would increase and the market value of our fixed rate investments would decrease. Similarly, in a period of declining interest rates, the interest income generated on floating rate investments would decrease, while any decrease in the interest we are charged on our floating rate debt may not compensate for such decrease in interest income and interest we are charged on our fixed rate debt would not change. Any such scenario could materially and adversely affect our business, results of operations and financial condition.

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

A portion of our loan portfolio is comprised of adjustable rate mortgages, or ARMs. The interest rate indices and re-pricing terms of the loans and their funding sources will not be identical, thereby creating an interest rate mismatch between our assets and liabilities. There have been periods when the spread between these indices was volatile. During periods of changing interest rates, these mismatches could reduce our net income and the market price of our common stock and could adversely affect our business and financial conditions.

Interest rate caps on our ARMs may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our ARMs are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a loan. Our borrowings, including our warehouse facilities and securitizations, are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our ARMs. This problem is magnified for our ARMs that are not fully indexed. As a result, we could receive less cash income on ARMs than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates.

Our existing and future financing arrangements and any debt securities we may issue could restrict our operations and expose us to additional risk.

Our existing and future financing arrangements (including our term loan facilities, revolving credit facilities, warehouse facilities and securitizations) and debt securities we have issued and may issue in the future are or will be governed by a credit agreement, indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock. We will bear the cost of issuing and servicing such credit facilities, arrangements or securities.

Under our warehouse facilities, the lenders have specific rights, including but not limited to, the right to review assets for which we are seeking financing, the right to hold a perfected security interest in certain of our assets, the right to accelerate payments due under the warehouse facilities, the right to restrict dividend payments made to us by certain of our wholly owned subsidiaries and the right to approve the sale of assets. We are a holding company that conducts all of our operations through wholly owned subsidiaries. Although our warehouse facilities do not limit our rights to pay dividends directly to stockholders, restrictions on our subsidiaries paying dividends to us limits our ability to receive cash from such wholly owned subsidiaries. These restrictive covenants and operating restrictions could have a material adverse effect on our business and operating results, restrict our ability to finance or securitize new originations and acquisitions, and force us to liquidate collateral.

Risks Related to Ownership of Our Common Stock

The trading and price of our common stock has been and may continue to be volatile, which could result in substantial losses for purchasers of our common stock.

The market price of our common stock has been highly volatile and may continue to fluctuate substantially due to a number of factors such as those listed in “Risk Factors—Risks Related to Our Business” and the following:

•
low trading volume in our common stock generally;
•
our operating performance and the performance of other similar companies;
•
actual or anticipated changes in our business strategy prospects;
•
actual or anticipated valuations in our quarterly operating results or dividends;
•
our failure to meet securities analysts expectations of our earnings;
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
•
actions by our stockholders;
•
general market and economic conditions and trends, including inflationary concerns, interest rate fluctuations and the current state of the credit and capital markets;
•
changes in a specific country’s or region’s political, economic or other conditions, including but not limited to changes that favor national interests such as the imposition of or increase in tariffs and reciprocal tariffs, and economic volatility;
•
actual or anticipated accounting problems;
•
price and volume fluctuations in the overall stock market from time to time;
•
additions or departures of our executive officers or key personnel;
•
changes in the value of our portfolio;
•
any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts; and
•
the realization of any other risk factor described in this Annual Report.

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

As a result of having publicly traded common stock, we are also required to comply with, and incur costs associated with such compliance with, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations implemented by the SEC and the NYSE. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. Our management devotes a substantial amount of time to ensure that we comply with all of these requirements, diverting the attention of management away from revenue- producing activities. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Future offerings of debt securities, which would rank senior to our common stock upon our liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

We have offered and sold debt and equity securities, and in the future, we may attempt to increase our capital resources by making additional offerings of debt or additional offerings or distributions of equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock, if issued, and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, would likely have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of any future offerings reducing the market price of our common stock and diluting their stock holdings in us.

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

As of December 31, 2025, funds affiliated with Snow Phipps Group, beneficially owned approximately 34.3% of our outstanding common stock and funds affiliated with TOBI, beneficially owned approximately 32.4% of our outstanding common stock. We have entered into a registration rights agreements with Snow Phipps Group, TOBI, certain other stockholders, and certain members of our management and directors which, among other things, gives Snow Phipps Group and TOBI and their respective affiliates the right to cause us to file registration statements under the Securities Act covering their shares of our common stock, or to include the shares of common stock held by such stockholders in registration statements that we may file. If we were to include common stock held by such stockholders in a registration statement initiated by us, those additional shares could impair our ability to raise needed capital by depressing the price at which we could sell common stock.

We have not historically paid dividends on our common stock and, as a result, your only opportunity to achieve a return on your investment may be if the price of our common stock appreciates.

We have not declared or paid cash dividends to date on our common stock and do not intend to pay dividends for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used to provide working capital, to support our operations and to finance the growth and development of our business. Any determination to declare or pay dividends in the future will be at the discretion of our Board, subject to applicable laws and dependent upon a number of factors, including our earnings, capital requirements, overall financial conditions and limitations in our debt instruments. In addition, our ability to pay dividends on our common stock is currently limited by the covenants of our warehouse facilities and other credit facilities and may be further restricted by the terms of any future debt or preferred securities. Accordingly, your only opportunity to achieve a return on your investment in our company may be if the market price of our common stock appreciates and you sell your shares at a profit. The market price for our common stock may never exceed, and may fall below, the price that you pay for such common stock.

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

Our interim Chief Information Officer (the “CIO”) is primarily responsible for this cybersecurity component, reporting directly to the Chief Executive Officer, who periodically reports to our Board of Directors. Our interim CIO has over 10 years of prior work experience in cybersecurity. To date, risks from cybersecurity threats or incidents have not materially affected us. However, the sophistication of and risks from cybersecurity threats and incidents continue to increase, and the preventative actions that we have taken and continue to take to reduce the risk of cybersecurity threats and incidents and protect our systems and information may not successfully protect against all cybersecurity threats and incidents.

Item 2. Properties.

Our corporate headquarters are located in leased space at 2945 Townsgate Road, Suite 110, Westlake Village, CA 91361. Our corporate headquarters as well as our other leased office spaces across the U.S. are suitable and adequate for our needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange and NYSE Texas, Inc. under the symbol “VEL.”

As of February 27, 2026, there were approximately 8,250 beneficial holders of our common stock.

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee and, based on all loans in our portfolio as of December 31, 2025, has an average balance of approximately $390 thousand. As of December 31, 2025, our loan portfolio totaled $6.5 billion of UPB on properties in 48 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 65.2%, and was concentrated in 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, representing 48.1% of UPB. For the year ended December 31, 2025, the yield on our total portfolio was 9.45%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitized debt, unsecured debt, corporate debt and equity. The securitized debt market is our primary source of long-term, non-recourse financing. We have successfully executed 46 securitized debt offerings, issuing $10.6 billion in principal amount of securities from May 2011 through December 2025.

Besides net income, another core profitably measurement is our portfolio related net interest margin, which measures the difference between interest income earned on loans and interest expense paid on portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of warehouse facilities and securitized debt and excludes corporate debt. For the year ended December 31, 2025, our portfolio related net interest margin was 3.61%. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt, provision for credit losses and operating expenses. For the year ended December 31, 2025, including net income attributable to noncontrolling interest, we generated pre-tax and net income of $146.2 million and $105.0 million, respectively, and earned a pre-tax return on average equity and return on average equity of 24.4% and 17.5%, respectively.

Items Affecting Comparability of Results

Due to a number of factors, our historical financial results may not be comparable, either from period to period, or to our financial results in future periods. We have summarized the key factors affecting the comparability of our financial results below.

In January 2026, the Company completed the issuance and sale of $500.0 million aggregate principal amount of 9.375% Senior Notes (“the 2026 Term Notes”) which will mature on February 15, 2031.

In February 2024, the Company issued $75.0 million principal amount of five-year Senior Secured Notes. The Notes bear interest at 9.875% and mature on February 15, 2029.

From September 2023, the Company utilized forward starting interest rate swaps or interest rate payer and receiver swaptions designated as cash flow hedges to manage the exposure to interest rate volatility associated with future issuances of fixed-rate debt. The gains or losses on these interest rate derivative instruments that are designated and qualify as cash flow hedges are reported as a component of accumulated other comprehensive income.

Fair Value Option (“FVO”) Accounting

We made an election to apply FVO accounting to all our originated mortgage loans on a go-forward basis beginning October 1, 2022. The fair value option loans are presented as a separate line item in the Consolidated Balance Sheets. We do not record an allowance for credit losses on fair value option loans.

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

Interest Expense on Corporate Debt

In March 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement (“the 2022 Term Loan”). The 2022 Term Loan was paid off on January 30, 2026 with proceeds from the issuance and sale of $500 million Senior Notes. In February 2024, we entered into a five-year $75.0 million syndicated corporate debt agreement (“the 2024 Term Loan”). We incurred $24.6 million, $23.8 million and $16.6 million of interest expense related to our corporate debt for the years ended December 31, 2025, 2024 and 2023, respectively.

Recent Developments

Corporate Debt

On January 30, 2026, we completed the issuance and sale of $500 million aggregate principal amount of 9.375% Senior Notes due 2031 (“the 2026 Term Notes”). The 2026 Term Notes bear interest at 9.375% and are guaranteed by us on an unsecured basis.

Securitized Debt

In February 2026, we completed the securitization of $355.2 million of investor real estate loans, as measured by UPB, through a consolidated VIE.

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

We use an open pool loss rate methodology to model expected credit losses. To determine the loss rates using the open pool method, we start with our historical database of losses, segmenting the loans by loan purpose, product type and repayment period. A third-party model applying the open pool method is used to estimate an annual average loss rate by dividing the respective pool’s quarterly historical losses by the pool’s respective prior quarters’ ending unamortized loan cost balance and deriving an annual average loss rate from the historical quarterly loss rates. The model then adjusts the annual average loss rates based upon macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates are applied to the forecasted pool balance within each segment. The forecasted balances in the loan pool segments are calculated based on a principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments. Estimated prepayments, or Constant Prepayment Rates (“CPRs”) are developed from multiple loan characteristic considerations, such as property types, Fair Isaac Corporation (“FICO”) scores, loan purpose, and prepayment penalty terms, which is the most significant driver of prepayment activity. The prepayment penalty terms differ between the short-term and long-term loans, and we have developed a CPR curve for our short-term loans (two-year or less) and one for our long-term loans (30-year). Data from 2012-2025 is used to develop prepayment rates for our long-term loans. Because of the prepayment penalty structure in our long-term loans, prepayments during the active penalty term are historically low and begin to ramp up after the prepayment penalty term. The active prepayment penalty term is considered for existing and new loans over the reasonable and supportable forecast period in determining estimated prepayments. We back-test the CPR curves on a quarterly basis and adjust the CPR curves as appropriate. The reasonable and supportable period is meant to represent the period in which we believe the forecasted macroeconomic variables can be reasonably estimated. Significant variables or assumptions incorporated in the macroeconomic forecasts include U.S. unemployment, U.S. real gross domestic product (“GDP”) index, real disposable personal income (“DPI”) index, and consumer price index (“CPI”). We consider multiple scenarios from different macroeconomic forecasts and use different forecast and reversion periods for estimating lifetime expected credit losses.

We have determined that once a loan becomes nonperforming (90 or more days past due), it no longer shares the same risk characteristics of the other loans within its segment of homogeneous loans (pool). We pull these loans out of the segments and evaluate the loans individually using the practical expedient to determine the credit exposure. Nonperforming loans (“NPLs”) are considered collateral dependent. Using the practical expedient, the fair value of the underlying collateral, less estimated selling costs, is compared to the carrying value of the loan in the determination of a credit loss.

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

Our results of operations depend on, among other things, the level of our net interest income, the credit performance of our loan portfolio and the efficiency of our operating platform. These measures are affected by various factors, including the demand for investor real estate loans, the competitiveness of the market for originating or acquiring investor real estate loans, the cost of financing our portfolio, operating costs, the availability of funding sources and the underlying performance of the collateral supporting our loans. While we have been successful at managing these elements in the past, there are certain circumstances beyond our control, including the ongoing Russia/Ukraine war and conflicts in the Middle East, the implementation of tariffs, the recent U.S. government shutdown, heightened stress in the real estate and corporate debt markets, an expected recession, and macroeconomic conditions and market fundamentals, which can all affect each of these factors and potentially impact our business performance.

Origination Volume

Portfolio related net interest income is the largest contributor to our net income. We grew our portfolio related net interest income by $50.7 million or 31.8% to $210.4 million for the year ended December 31, 2025 from $159.6 million for the year ended December 31, 2024. The growth in net interest income is largely attributable to new loan originations which we have achieved by executing our principal strategies of expanding our broker network and further penetrating our network of existing brokers. We anticipate that our future performance will continue to depend on growing our origination/acquisition volume and believe that the large and highly fragmented nature of our core market provides meaningful opportunity to achieve this. We intend to grow our portfolio by continuing to serve and build loyalty within our existing network of brokers while expanding our network with new brokers through targeted marketing and improved brand awareness.

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

Availability and Cost of Funding

Our primary funding sources have historically included cash from operations, warehouse facilities, term securitized debt, unsecured debt, corporate debt, and equity. We believe we have an established brand in the term securitized debt market and that this market will continue to support our portfolio growth with long-term financing. Changes in macroeconomic conditions can adversely impact our ability to issue securitized debt and, thereby, limit our options for long-term financing. In consideration of this potential risk, we have entered into a credit facility for longer-term financing that will provide us with capital resources to fund loan growth in the event we are not able to issue securitized debt.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	December 31,
	2025	2024	2023
	($ in thousands)
Total loans (UPB)	$6,491,338	$5,055,937	$4,072,890
Loan count	16,652	12,932	10,477
Average loan balance	$390	$391	$389
Weighted average loan-to-value	65.2%	66.6%	67.8%
Weighted average coupon	9.74%	9.53%	8.88%
Nonperforming loans (UPB) (A)	$554,540	$539,438	$394,562
Nonperforming loans (% of total) (A)	8.5%	10.7%	9.7%
(A)
Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $29.6 million, $40.1 million and $42.2 million of COVID-19 forbearance-granted loans 90 days or more past due or placed on nonaccrual status as of December 31, 2025, 2024 and 2023, respectively.

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

Originations and Acquisitions

The following table presents new loan originations including unfunded commitments and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
	($ in thousands)
Year Ended December 31, 2025
Loan originations — held for investment	6,636	$2,665,814	$402	10.4%	62.7%
Loan originations — held for sale	2	49,697	24,849	5.7%	59.2%
Total loan originations	6,638	2,715,511	409	10.3%	62.7%
Unfunded commitments	—	22,052	—	5.9%	85.0%
Total loans originated including unfunded commitments	6,638	$2,737,563	$412	10.3%	62.9%
Year Ended December 31, 2024
Loan originations — held for investment	4,532	$1,817,600	$401	10.9%	63.5%
Loan originations — held for sale	2	23,554	11,777	5.1%	64.1%
Total loan originations	4,534	1,841,154	406	10.8%	63.5%
Loan acquisitions — held for investment	34	15,641	460	10.9%	58.0%
Total loans originated and acquired	4,568	$1,856,795	$406	10.8%	63.5%
Year Ended December 31, 2023
Loan originations — held for investment	2,955	$1,079,811	$365	11.1%	66.4%
Loan originations — held for sale	10	38,036	3,804	7.9%	48.2%
Total loans originated	2,965	$1,117,847	$377	11.0%	65.8%

For the year ended December 31, 2025, we originated $2.7 billion of loans, an increase of $896.4 million, or 48.7% from $1.8 billion for the year ended December 31, 2024. Loan originations for the year ended December 31, 2024, increased $723.3 million, or 64.7% from $1.1 billion for the year ended December 31, 2023.

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

Loans held for investment, at amortized cost	December 31,
	2025	2024	2023
	(In thousands)
Unpaid principal balance	$2,013,514	$2,400,720	$2,804,541
Deferred loan origination costs	19,269	23,570	28,351
Allowance for credit losses	(4,521)	(4,174)	(4,769)
Loans held for investment, at amortized cost	$2,028,262	$2,420,116	$2,828,123

Loans held for investment, at fair value	December 31,
	2025	2024	2023
	(In thousands)
Unpaid principal balance	$4,477,824	$2,655,217	$1,251,395
Valuation adjustments on performing FVO loans	300,344	151,770	66,882
Valuation adjustments on nonperforming FVO loans	(48,299)	(40,036)	(12,205)
Loans held for investment, at fair value	$4,729,869	$2,766,951	$1,306,072

The following table illustrates the contractual maturities for our loans held for investment in aggregate UPB and as a percentage of our total held for investment loan portfolio as of the dates indicated:

	December 31,
	2025		2024		2023
	UPB	%	UPB	%	UPB	%
	($ in thousands)
Loans due in less than one year	$159,623	2.5%	$157,521	3.1%	$151,670	3.8%
Loans due in one to five years	78,875	1.2	83,993	1.7	54,345	1.3
Loans due in more than five years	6,252,840	96.3	4,814,423	95.2	3,849,921	94.9
Total loans held for investment	$6,491,338	100.0%	$5,055,937	100.0%	$4,055,936	100.0%

Charge-offs, Gain on REO

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

The table below shows our actual charge-offs, gain on transfer of nonperforming loans to REO, net valuation adjustments on REO, and gain on sale of REO, for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Average nonperforming loans for the period (1)	$274,372	$318,858	$328,105
Charge-offs (3)	5,458	1,768	2,039
Charge-offs / Average nonperforming loans for the period (1)	1.99%	0.55%	0.62%
Gain (loss) on REO:
Gain on transfer to REO	$15,653	$8,704	$7,412
REO valuations, net	(17,520)	(6,121)	(3,903)
Gain on sale of REO	1,445	4,275	568
Total gain (loss) on REO (2)	$(422)	$6,858	$4,077
(1)
Reflects the monthly average of nonperforming loans held for investment, excluding FVO loans, during the period.
(2)
Total gain on REO excludes charge-offs.
(3)
The increase in charge-offs was higher than the previous year mainly as a result of two unusually large charge-offs taken during 2025.

Allowance for Credit Losses

Our allowance for credit losses increased to $4.5 million as of December 31, 2025, from $4.2 million as of December 31, 2024. The increase in allowance was primarily due to higher charge-offs from two unusually large losses on a couple of legacy loan types on which we no longer lend and have no additional such loan types in our portfolio.

Our allowance for credit losses decreased to $4.2 million as of December 31, 2024, from $4.8 million as of December 31, 2023. The decrease in allowance was primarily due to loan paydowns and payoffs decreasing our portfolio of loans held for investment carried at amortized cost.

Our allowance for credit losses is based on an analysis of historical credit loss data from January 1, 2022 through December 31, 2025, adjusted for macroeconomic forecasts. We strive to minimize actual credit losses through our rigorous screening and underwriting process, life of loan portfolio management and special servicing practices. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss, are subject to change as conditions in the market change and our ability to forecast as economic events evolves.

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

The following table illustrates the activity in our allowance for credit losses of loans held for investment, excluding loans held for investment at fair value, over the periods indicated:

	December 31,
	2025	2024	2023
Allowance for credit losses:	($ in thousands)
Beginning balance	$4,174	$4,769	$4,893
Provision for credit losses	5,805	1,173	1,915
Charge-offs	(5,458)	(1,768)	(2,039)
Ending balance	$4,521	$4,174	$4,769
Total UPB(1)	$2,013,514	$2,400,720	$2,804,541
Nonperforming loans UPB	$234,490	$309,970	$321,785
Nonperforming loans UPB / Total UPB(1)	11.6%	12.9%	11.5%
Allowance for credit losses / Total UPB(1)	0.22%	0.17%	0.17%
Charge-offs / Total UPB(1)	0.27%	0.07%	0.07%
(1)
Reflects the UPB of loans held for investment at amortized cost.

The allowance for credit losses was 0.22% of total UPB of loans held for investment carried at amortized cost as of December 31, 2025. Nonperforming loans were 11.6% of total UPB of loans held for investment carried at amortized cost as of December 31, 2025. We believe the allowance for credit losses is adequate because historically most loans that become nonperforming either paid off or paid current, resulting in an overall gain. This is due to low LTVs at origination and our active management of the portfolio. Our actual 2025 charge-offs were higher mainly due to two unusually large losses on a couple of legacy loan types on which we no longer lend and have no additional such loan types in our portfolio. Our average annual charge-off rate has historically been low at 0.10% over the last four years.

Credit Quality – Loans Held for Investment

The following table provides delinquency information on our loans held for investment by UPB as of the dates indicated:

	December 31, 2025 (A)		COVID-19 Forbearance	December 31, 2024 (A)		COVID-19 Forbearance	December 31, 2023 (A)		COVID-19 Forbearance
	($ in thousands)
Performing/Accruing:
Current	$5,432,204	83.7%	$90,159	$4,169,830	82.5%	$82,459	$3,354,197	82.7%	$116,060
30-59 days past due	296,100	4.6	3,377	241,300	4.7	19,452	231,590	5.7	11,993
60-89 days past due	208,494	3.2	3,040	105,369	2.1	858	75,587	1.9	4,336
Total performing loans	5,936,798	91.5	96,576	4,516,499	89.3	102,769	3,661,374	90.3	132,389
Nonperforming/Nonaccrual:
<90 days past due	41,296	0.6	3,242	23,697	0.5	2,787	17,746	0.4	1,562
90+ days past due	71,985	1.1	—	51,144	1.0	2,237	24,398	0.6	—
Bankruptcy	57,919	0.9	5,945	60,042	1.2	3,895	35,993	0.9	3,705
In foreclosure	383,340	5.9	20,379	404,555	8.0	31,139	316,425	7.8	36,915
Total nonperforming loans	554,540	8.5	29,566	539,438	10.7	40,058	394,562	9.7	42,182
Total loans held for investment	$6,491,338	100.0%	$126,142	$5,055,937	100.0%	$142,827	$4,055,936	100.0%	$174,571

(A)
Balance includes $126.1 million, $142.8 million and $174.6 million UPB of loans held for investment at amortized cost as of December 31, 2025, 2024 and 2023, respectively, in our COVID-19 forbearance program.

Loans that are 90 days or more past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $554.5 million, or 8.5% of our held for investment loan portfolio as of December 31, 2025, compared to $539.4 million, or 10.7% as of December 31, 2024, and $394.6 million, or 9.7% of the loan portfolio as of December 31, 2023. The increase in total nonperforming loans as of December 31, 2025 compared to December 31, 2024 and 2023 was due to an increase in the size of our portfolio and management’s decision to move loans into foreclosure early in the delinquency process.

Resolution of Nonperforming Loans

Historically, most loans that become nonperforming resolve prior to converting to REO. This is due to low LTVs at origination and our active management of the portfolio. The following tables summarize the resolution activities of loans that became nonperforming prior to the beginning of the periods indicated or became nonperforming and subsequently resolved during the periods indicated. We resolved $331.5 million, $253.4 million and $206.1 million of long-term and short-term nonperforming loans during the years ended December 31, 2025, 2024 and 2023, respectively. We recovered total revenue of $30.0 million, $22.3 million and $19.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. This was largely the result of collecting all regular accrued interest, default interest, and prepayment penalties in excess of the principal on loans.

The tables below include resolutions of our long-term nonperforming loans during the periods indicated. Historically, we have resolved our nonperforming loans at a gain over and above contractual interest due. Below is a breakout of the net gains, regular accrued interest income and expense recognized with the resolution of these nonperforming loans. Total nonperforming loans recovered include default interest, prepayment penalty, and contractual regular interest received, and any servicing advance recovered or written off:

	Twelve Months Ended December 31, 2025
Long-Term Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Write-Offs	Total Recovered
	($ in thousands)
Resolved — loans paid off	$126,215	$3,949	$2,643	$6,592	$11,464	$(1,381)	$16,675
Resolved — loans paid current	156,067	1,571	13	1,584	8,138	(100)	9,622
Total resolutions	$282,282	$5,520	$2,656	$8,176	$19,602	$(1,481)	$26,297
Recovery rate				102.9%			109.3%

	Twelve Months Ended December 31, 2024
Long-Term Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Recoveries (Write-Offs)	Total Recovered
	($ in thousands)
Resolved — loans paid off	$98,635	$2,136	$2,230	$4,366	$9,396	$(964)	$12,798
Resolved — loans paid current	117,572	1,073	28	1,101	4,880	7	5,988
Total resolutions	$216,207	$3,209	$2,258	$5,467	$14,276	$(957)	$18,786
Recovery rate				102.5%			108.7%

	Twelve Months Ended December 31, 2023
Long-Term Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Recoveries	Total Recovered
	($ in thousands)
Resolved — loans paid off	$67,769	$1,635	$1,546	$3,181	$7,301	$71	$10,553
Resolved — loans paid current	101,224	925	—	925	4,026	154	5,105
Total resolutions	$168,993	$2,560	$1,546	$4,106	$11,327	$225	$15,658
Recovery rate				102.4%			109.3%

Short-term loans, or loans with a maturity of two years or less, do not require prepayment fees and usually result in a lower gain when paid in full, as compared to long-term loans. The tables below include resolutions of our short-term nonperforming loans and loans granted a COVID-19 forbearance in 2020, for the periods indicated:

	Twelve Months Ended December 31, 2025
Short-Term and Forbearance Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Write-Offs	Total Recovered
	($ in thousands)
Resolved — loans paid off	$25,685	$1,042	$26	$1,068	$2,167	$(248)	$2,987
Resolved — loans paid current	23,579	135	—	135	638	(56)	717
Total resolutions	$49,264	$1,177	$26	$1,203	$2,805	$(304)	$3,704
Recovery rate				102.4%			107.5%

	Twelve Months Ended December 31, 2024
Short-Term and Forbearance Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Write-Offs	Total Recovered
	($ in thousands)
Resolved — loans paid off	$21,873	$399	$16	$415	$3,138	$(562)	$2,991
Resolved — loans paid current	15,273	35	—	35	492	(5)	522
Total resolutions	$37,146	$434	$16	$450	$3,630	$(567)	$3,513
Recovery rate				101.2%			109.5%

	Twelve Months Ended December 31, 2023
Short-Term and Forbearance Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Recoveries	Total Recovered
	($ in thousands)
Resolved — loans paid off	$18,301	$723	$18	$741	$1,895	$71	$2,707
Resolved — loans paid current	18,775	111	—	111	554	30	695
Total resolutions	$37,076	$834	$18	$852	$2,449	$101	$3,402
Recovery rate				102.3%			109.2%

Real Estate Owned, Net (“REO”)

REO includes real estate we acquire through foreclosure or by deed-in-lieu of foreclosure. REO assets are initially recorded at fair value, less estimated costs to sell on the date of foreclosure. Adjustments that reduce the carrying value of the loan to the fair value of the real estate at the time of foreclosure are recognized as charge-offs in the allowance for credit losses for loan carried at amortized cost. Gains at the time of foreclosure are recognized in other operating income. The difference between the carrying value of the FVO loan and the REO fair value less estimated costs to sell, is recorded as unrealized gain or loss on fair value loans. After foreclosure, we periodically obtain new valuations and any subsequent changes to fair value, less estimated costs to sell, are reflected as valuation adjustments, included in “Real estate owned, net” in the Consolidated Statements of Income.

As of December 31, 2025, our REO included 254 properties with a carrying value of $118.3 million compared to 129 properties with a carrying value of $68.0 million as of December 31, 2024. The increase in REO assets was primarily due to an increase in the size of our portfolio.

Concentrations – Loans Held for Investment

As of December 31, 2025, our held for investment loan portfolio was concentrated in investor 1-4 loans, representing 48.1% of the UPB. Mixed-use properties and retail properties represented 10.9% and 10.7% , respectively, of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. Geographically, the principal balance of our loans held for investment were concentrated 20.3% in California, 13.8% in New York, 12.0% in Florida, 7.6% in New Jersey, and 6.1% in Texas.

Property Type	December 31, 2025
	Loan Count	UPB	% of Total UPB
	($ in thousands)
Investor 1-4	10,297	$3,125,346	48.1%
Mixed use	1,660	709,131	10.9
Retail	1,326	691,683	10.7
Office	1,154	542,556	8.4
Multifamily	776	461,666	7.1
Warehouse	705	454,527	7.0
Other (1)	734	506,429	7.8
Total loans held for investment	16,652	$6,491,338	100.0%
(1)
All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	December 31, 2025
	Loan Count	UPB	% of Total UPB
	($ in thousands)
California	1,896	$1,315,462	20.3%
New York	1,686	895,520	13.8
Florida	1,945	780,200	12.0
New Jersey	1,245	492,020	7.6
Texas	1,088	395,586	6.1
Other (1)	8,792	2,612,550	40.2
Total loans held for investment	16,652	$6,491,338	100.0%
(1)
All other states individually comprise less than 5.0% of the total unpaid principal balance.

Key Performance Metrics

	Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Average loans	$5,828,360	$4,488,301	$3,725,197
Portfolio yield	9.45%	9.06%	8.34%
Average debt — portfolio related	5,455,250	4,076,596	3,341,411
Average debt — total company	5,745,250	4,359,484	3,556,411
Cost of funds — portfolio related	6.24%	6.06%	5.58%
Cost of funds — total company	6.35%	6.22%	5.71%
Net interest margin — portfolio related	3.61%	3.56%	3.34%
Net interest margin — total company	3.19%	3.03%	2.89%
Charge-offs/Average loans held for investment at amortized cost	0.25%	0.07%	0.07%
Pre-tax return on average equity	24.4%	20.3%	17.5%
Return on average equity	17.5%	14.4%	12.8%

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

Our portfolio related cost of funds increased to 6.24% for the year ended December 31, 2025 from 6.06% and 5.58% for the years ended December 31, 2024 and 2023, respectively. The increases were driven by higher market interest rates.

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

Over the periods shown below, our portfolio related net interest margin increased to 3.61% for the year ended December 31, 2025 compared to 3.56% and 3.34% for the years ended December 31, 2024 and 2023, respectively. The increases in portfolio related net interest margin from the years ended December 31, 2024 and 2023 were primarily due to a higher increase in the average yield on our loan portfolio than the increase in our average cost of portfolio related funds.

Total company net interest margin of 3.19% for the year ended December 31, 2025 increased from 3.03% and 2.89% for the years ended December 31, 2024, and 2023, respectively. The increases in total company net interest margin from the years ended December 31, 2024 and 2023 were primarily due to a higher increase in the average yield on our loan portfolio than the increase in our average cost of total company funds.

The following table shows the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Year Ended December 31,
	2025			2024			2023
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	($ in thousands)
Loan portfolio:
Loans held for sale	$3,549			$6,488			$8,615
Loans held for investment	5,824,811			4,481,813			3,716,582
Total loans	$5,828,360	$550,829	9.45%	$4,488,301	$406,843	9.06%	$3,725,197	$310,775	8.34%

Debt:
Warehouse and repurchase facilities	$401,320	$31,976	7.97%	$295,936	$26,790	9.05%	$227,911	$21,726	9.53%
Securitized debt	5,053,930	308,501	6.10%	3,780,660	220,428	5.83%	3,113,500	164,742	5.29%
Total debt - portfolio related	5,455,250	340,477	6.24%	4,076,596	247,218	6.06%	3,341,411	186,468	5.58%
Corporate debt	290,000	24,571	8.47%	282,888	23,821	8.42%	215,000	16,556	7.70%
Total debt	$5,745,250	$365,048	6.35%	$4,359,484	$271,039	6.22%	$3,556,411	$203,024	5.71%

Net interest spread - portfolio related (1)			3.21%			3.00%			2.76%
Net interest margin - portfolio related			3.61%			3.56%			3.34%

Net interest spread - total company (2)			3.10%			2.85%			2.63%
Net interest margin - total company			3.19%			3.03%			2.89%
(1)
Net interest spread — portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(2)
Net interest spread — total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.

Charge-Offs

The charge-offs ratio reflects charge-offs as a percentage of average loans held for investment carried at amortized cost over the specific time period. We do not record charge-offs on loans carried at estimated fair value and loans held for sale. The charge-offs ratio was 0.25% for the year ended December 31, 2025 and 0.07% for the years ended December 31, 2024 and 2023.

Return on Average Equity

Pre-tax return on average equity and return on average equity reflect income before income taxes and net income including income attributable to noncontrolling interest, respectively, as a percentage of the monthly average total stockholders’ equity including noncontrolling interest over the specified period. Pre-tax return on average equity and return on average equity increased for the year ended December 31, 2025 as compared to 2024 and 2023 due to the increases in income before income taxes and net income resulting from the increases in net interest income, gain on sale of loans, and valuation gains in 2025.

	Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Income before income taxes (A)	$146,240	$96,391	$71,127
Net income (B)	104,983	68,466	52,293

Monthly average balance:
Stockholders’ / Members’ equity (C)	599,586	474,942	407,305

Pre-tax return on average equity (A)/(C)	24.4%	20.3%	17.5%

Return on average equity (B)/(C)	17.5%	14.4%	12.8%

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

Gain on Sale of Loans to a Related Party. Gain related to sale of loans to a related party. The gain reflects the difference between the proceeds received for the loans sold and their respective carrying values.

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

Unrealized Gain (Loss) on Mortgage Servicing Rights. We have elected to record our mortgage servicing rights using the fair value measurement method. Changes in fair value are reported as “Unrealized gain (loss) on mortgage servicing rights”, a component of other operating income within the Consolidated Statements of Income.

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

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except per share amounts)
Interest income	$550,829	$406,843	$310,775
Interest expense - portfolio related	340,477	247,218	186,468
Net interest income - portfolio related	210,352	159,625	124,307
Interest expense - corporate debt	24,571	23,821	16,556
Net interest income	185,781	135,804	107,751
Provision for credit losses	5,805	1,173	1,915
Net interest income after provision for credit losses	179,976	134,631	105,836
Other operating income	163,619	101,398	65,910
Total operating expenses	197,355	139,638	100,619
Income before income taxes	146,240	96,391	71,127
Income tax expense	41,257	27,925	18,834
Net income	104,983	68,466	52,293
Net income (loss) attributable to noncontrolling interest	(71)	47	20
Net income attributable to Velocity Financial, Inc.	105,054	68,419	52,273
Less undistributed earnings attributable to participating securities	1,348	837	753
Net income allocated to common shareholders	$103,706	$67,582	$51,520
Earnings per common share
Basic	$2.81	$2.07	$1.60
Diluted	$2.75	$1.91	$1.52
Weighted average common shares outstanding
Basic	36,850	32,653	32,206
Diluted	38,178	35,760	34,484

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net Interest Income — Portfolio Related

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Interest income	$550,829	$406,843	$143,986	35.4%
Interest expense - portfolio related	340,477	247,218	93,259	37.7
Net interest income - portfolio related	$210,352	$159,625	$50,727	31.8%

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income increased to $210.4 million from $159.6 million for the years ended December 31, 2025 and 2024, respectively.

Interest Income. Interest income increased by $144.0 million, or 35.4%, to $550.8 million for the year ended December 31, 2025, compared to $406.8 million for the year ended December 31, 2024. The increase was primarily attributable to higher average portfolio balances and average yield. The average yield increased to 9.45% for the year ended December 31, 2025 from 9.06% for the year ended December 31, 2024. Average loans increased $1.3 billion, or 29.9% to $5.8 billion for the year ended December 31, 2025 from $4.5 billion for the year ended December 31, 2024. The increase in average yield was attributable to the overall higher interest rate environment in 2025.

The following table distinguishes between the change in interest income attributable to change in average loan balance (volume) and the change in interest income attributable to change in annualized yield (rate) for the years ended December 31, 2025 and 2024.

	Average Loans	Interest Income	Average Yield
	($ in thousands)
Year ended December 31, 2025	$5,828,360	$550,829	9.45%
Year ended December 31, 2024	4,488,301	406,843	9.06%
Volume variance	1,340,059	121,470
Rate variance		22,516	0.39%
Total interest income variance		$143,986

Interest Expense — Portfolio Related. Portfolio related interest expense, which consists of interest incurred on our warehouse facilities and securitized debt, increased by $93.3 million, or 37.7%, to $340.5 million for the year ended December 31, 2025, from $247.2 million for the year ended December 31, 2024. The increase in portfolio related interest expense in 2025 was primarily attributable to a higher loan portfolio being financed and increased interest rates.

The following table presents information regarding portfolio related interest expense and distinguishes between the change in interest expense attributable to change in the average outstanding debt balance (volume) and change in cost of funds (rate) for the years ended December 31, 2025 and 2024.

	Average Debt (1)	Interest Expense	Cost of Funds
	($ in thousands)
Year ended December 31, 2025	$5,455,250	$340,477	6.24%
Year ended December 31, 2024	4,076,596	247,218	6.06%
Volume variance	1,378,654	83,606
Rate variance		9,653	0.18%
Total interest expense variance		$93,259
(1)
Includes securitized debt and warehouse agreements.

Net Interest Income After Provision for Credit Losses

Net interest income after provision for credit losses increased 33.7% over the prior year driven by our growth in the portfolio.

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Net interest income - portfolio related	$210,352	$159,625	$50,727	31.8%
Interest expense - corporate debt	24,571	23,821	750	3.1
Net interest income	185,781	135,804	49,977	36.8
Provision for credit losses	5,805	1,173	4,632	394.9
Net interest income after provision for credit losses	$179,976	$134,631	$45,345	33.7%

Interest Expense — Corporate Debt. Corporate debt interest expense increased by $0.8 million to $24.6 million for the year ended December 31, 2025 from $23.8 million for the year ended December 31, 2024 due to the addition of a $75.0 million financing in February 2024 and its related debt issuance costs amortization. The corporate debt balance was $290.0 million as of December 31, 2025 and 2024.

Provision for Credit Losses. Our provision for credit losses increased by approximately $4.6 million to $5.8 million for the year ended December 31, 2025 from $1.2 million for the year ended December 31, 2024. The increase in provision for credit losses was primarily attributable to the higher charge-offs mainly due to two unusually large losses on a couple of legacy loan types on which we no longer lend and have no additional such loan types in our portfolio.

Other Operating Income

The table below presents the various components of other operating income for the years ended December 31, 2025 and 2024. The $62.2 million net increase was primarily driven by higher net unrealized gain on valuation of fair value instruments, gain on disposition of loans and origination fee income.

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Gain on disposition of loans	$16,910	$9,940	$6,970	70.1%
Gain on sale of loans to a related party	19,344	—	19,344	100.0
Unrealized gain on fair value loans	116,853	55,857	60,996	109.2
Unrealized gain (loss) on fair value securitized debt	(30,454)	2,581	(33,035)	1,279.9
Unrealized gain (loss) on mortgage servicing rights	(998)	375	(1,373)	366.1
Origination fee income	33,982	24,007	9,975	41.6
Interest income on cash balance	5,856	6,490	(634)	(9.8)
Other income	2,126	2,148	(22)	(1.0)
Total other operating income	$163,619	$101,398	$62,221	61.4%

Gain (Loss) on Disposition of Loans. Gain on disposition of loans increased by $7.0 million to $16.9 million for the year ended December 31, 2025 compared to $9.9 million for the year ended December 31, 2024. The increase was primarily due to the gain from the sale of nonperforming loans in December 2025 and an increase in gain on transfer to REO upon foreclosure.

Gain on Sale of Loans to a Related Party. Gain related to the sale of nonperforming loans to a related party was $19.4 million for the year ended December 31, 2025.

Unrealized Gain (Loss) on Fair Value Loans. Unrealized gain on fair value loans increased by $61.0 million to $116.9 million for the year ended December 31, 2025 compared to $55.9 million for the year ended December 31, 2024. The increase in unrealized gain was mainly driven by gains from record new loan originations.

Unrealized Gain (Loss) on Fair Value Securitized Debt. Unrealized loss on fair value securitized debt was $30.5 million for the year ended December 31, 2025, a decrease of $33.0 million compared to an unrealized gain of $2.6 million for the year ended December 31, 2024. The increase in unrealized loss was primarily attributable to a decrease in interest rates.

Unrealized Gain (Loss) on Mortgage Servicing Rights. Unrealized loss on mortgage servicing rights was $1.0 million for the year ended December 31, 2025 compared to an unrealized gain of $0.4 million for the year ended December 31, 2024. The loss was mainly attributable to the decrease in the average service fee rate.

Origination Fee Income. Origination fee income increased by $10.0 million to $34.0 million for the year ended December 31, 2025 compared to $24.0 million for the year ended December 31, 2024. The increase was primarily due to record loan originations.

Interest Income on Cash Balance. Interest income on cash balance decreased by $0.6 million to $5.9 million for the year ended December 31, 2025 compared to $6.5 million for the year ended December 31, 2024. The decrease was primarily due to the decrease in bank interest rates.

Other Income. Other income was $2.1 million for each of the years ended December 31, 2025 and 2024.

Operating Expenses

Gross revenue consists of interest income and other operating income. Total operating expense represents 27.6% and 27.5% of gross revenue for the years ended December 31, 2025 and 2024, respectively. The table below presents the various components of operating expenses for the years ended December 31, 2025 and 2024. Total operating expenses increased by 41.3%, or $57.7 million to $197.4 million for the year ended December 31, 2025 from $139.6 million for the year ended December 31, 2024.

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Compensation and employee benefits	$90,217	$69,589	$20,628	29.6%
Origination expenses	4,466	3,077	1,389	45.1
Securitization expenses	28,284	19,396	8,888	45.8
Loan servicing	33,409	22,388	11,021	49.2
Professional fees	6,098	7,616	(1,518)	(19.9)
Rent and occupancy	1,122	1,929	(807)	(41.8)
Real estate owned, net	22,909	6,030	16,879	279.9
Other operating expenses	10,850	9,613	1,237	12.9
Total operating expenses	$197,355	$139,638	$57,717	41.3%

Compensation and Employee Benefits. Compensation and employee benefits increased to $90.2 million for the year ended December 31, 2025 from $69.6 million for year ended December 31, 2024. The increase was mainly driven by higher headcount and commissions expense in 2025 as our loan originations increased.

Origination Expenses. Origination expenses increased to $4.5 million for the year ended December 31, 2025 from $3.1 million for the year ended December 31, 2024. The increase of $1.4 million was primarily due to higher loan originations in 2025.

Securitization Expenses. Securitization expenses were $28.3 million and $19.4 million for the years ended December 31, 2025 and 2024, respectively. The $8.9 million increase in securitization expenses for the year ended December 31, 2025 was due to the higher amount of securitized debt issued as compared to the prior year.

Loan Servicing. Loan servicing expenses increased to $33.4 million for the year ended December 31, 2025 from $22.4 million for the year ended December 31, 2024. The $11.0 million increase for the year ended December 31, 2025 was mainly due to the increase in our total loan portfolio and related advance expenses.

Professional Fees. Professional fees decreased to $6.1 million for the year ended December 31, 2025 from $7.6 million for the year ended December 31, 2024 primarily due to a decrease in legal expenses.

Rent and Occupancy. Rent and occupancy expenses were $1.1 million and $1.9 million for the year ended December 31, 2025 and 2024, respectively. The decrease resulted from the relocation to offices with less space and lower rent expense.

Real Estate Owned, Net. Net expenses of real estate owned increased to $22.9 million for the year ended December 31, 2025 from $6.0 million for the year ended December 31, 2024 driven by the increases in REO properties and valuation adjustments.

Other Operating Expenses. Other operating expenses increased to $10.9 million for the year ended December 31, 2025 from $9.6 million for the year ended December 31, 2024, driven by higher data processing expenses.

Income Tax Expense. Income tax expense was $41.3 million and $27.9 million for the years ended December 31, 2025 and 2024, respectively. Our consolidated effective tax rate as a percentage of pre-tax income for 2025 was 28.2%, compared to 29.0% for 2024. The 2025 effective tax rate differed from the federal statutory rate of 21.0% principally because of state taxes.

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

Interest Income. Interest income increased by $96.1 million, or 30.9%, to $406.8 million for the year ended December 31, 2024, compared to $310.8 million for the year ended December 31, 2023. The increase was primarily attributable to higher average portfolio balances and average yield. The average yield increased to 9.06% for the year ended December 31, 2024 from 8.34% for the year ended December 31, 2023. Average loans increased $763.1 million, or 20.5%, to $4.5 billion for the year ended December 31, 2024, from $3.7 billion for the year ended December 31, 2023. The increase in average yield was attributable to the overall higher interest rate environment in 2024.

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

Interest Expense — Portfolio Related. Portfolio related interest expense consists of interest incurred on our warehouse facilities and securitized debt, increased by $60.7 million, or 32.6%, to $247.2 million for the year ended December 31, 2024, from $186.5 million for the year ended December 31, 2023. The increase in portfolio related interest expense in 2024 was primarily attributable to a higher loan portfolio being financed and increased interest rates.

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
(1)
Includes securitized debit and warehouse agreements.

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

Other Operating Income

The table below presents the various components of other operating income for the year ended December 31, 2024 and 2023. The $35.5 million net increase was primarily driven by higher unrealized gains on valuation of securitized debt at fair value, origination fee income, and unrealized gains on valuation of fair value loans.

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

Operating Expenses

Gross revenue consists of interest income and other operating income. Total operating expense represents 27.5% and 26.7% of gross revenue for the years ended December 31, 2024 and 2023, respectively. The table below presents the various components of operating expenses for the years ended December 31, 2024 and 2023. Total operating expenses increased by 38.8%, or $39.0 million to $139.6 million for the year ended December 31, 2024 from $100.6 million for the year ended December 31, 2023.

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

Compensation and Employee Benefits. Compensation and employee benefits increased to $69.6 million for the year ended December 31, 2024 from $48.3 million for the year ended December 31, 2023. The increase was mainly driven by higher commissions expense in 2024 as our loan originations increased.

Origination Expenses. Origination expenses increased to $3.1 million for the year ended December 31, 2024 from $0.5 million for the year ended December 31, 2023. The increase of $2.6 million was primarily due to higher loan originations in 2024.

Securitization Expenses. Securitization expenses were $19.4 million and $12.9 million for the years ended December 31, 2024 and 2023, respectively. The $6.5 million increase in securitization expenses for the year ended December 31, 2024 was due to the higher amount of securitized debt issued as compared to the prior year

Loan Servicing. Loan servicing expenses increased to $22.4 million for the year ended December 31, 2024 from $17.6 million for the year ended December 31, 2023. The $4.8 million increase for the year ended December 31, 2024 was mainly due to the increase in our total loan portfolio.

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

Other Operating Expenses. Other operating expenses increased to $9.6 million for the year ended December 31, 2024 from $8.5 million for the year ended December 31, 2023 mainly due to decreases in marketing and data processing expenses.

Income Tax Expense. Income tax expense was $27.9 million and $18.8 million for the years ended December 31, 2024 and 2023, respectively. Our annual consolidated effective rate as a percentage of pre-tax income for 2024 was 29.0%, compared to 25.2% for 2023. The 2024 effective tax rate differed from the federal statutory rate of 21.0% principally because of state taxes.

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

	Three Months Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
	($ in thousands)
	(unaudited)
Interest income	$152,403	$144,119	$135,567	$118,740	$113,484	$105,070	$97,760	$90,529
Interest expense - portfolio related	94,652	88,899	81,838	75,088	68,484	63,871	59,188	55,675
Net interest income - portfolio related	57,751	55,220	53,729	43,652	45,000	41,199	38,572	34,854
Net interest margin - portfolio related	3.59%	3.65%	3.82%	3.35%	3.70%	3.60%	3.54%	3.35%
Interest expense - corporate debt	6,142	6,144	6,143	6,142	6,143	6,143	6,155	5,380
Net interest income	51,609	49,076	47,586	37,510	38,857	35,056	32,417	29,474
Net interest margin - total company	3.21%	3.25%	3.39%	2.88%	3.20%	3.06%	2.98%	2.83%
Provision for (reversal of) credit losses	1,954	381	1,598	1,872	22	(69)	218	1,002
Net interest income after provision for (reversal of) credit losses	49,655	48,695	45,988	35,638	38,835	35,125	32,199	28,472
Other operating income	53,249	37,077	39,847	33,446	32,330	20,732	22,561	25,775
Operating expenses	52,855	50,397	51,913	42,190	39,127	34,613	34,887	31,011
Income before income taxes	50,049	35,375	33,922	26,894	32,038	21,244	19,873	23,236
Income tax expense	15,296	9,963	7,752	8,246	11,233	5,627	5,162	5,903
Net income	34,753	25,412	26,170	18,648	20,805	15,617	14,711	17,333
Net income (loss) attributable to noncontrolling interest	(44)	39	173	(239)	218	(186)	(67)	82
Net income attributable to Velocity Financial, Inc.	$34,797	$25,373	$25,997	$18,887	$20,587	$15,803	$14,778	$17,251

Liquidity and Capital Resources

Sources and Uses of Liquidity

We fund our lending activities primarily through borrowings under our warehouse repurchase facilities, securitized debt, unsecured debt, other corporate-level debt, equity and debt securities, and net cash provided by operating activities to manage our business. We use cash to originate and acquire investor real estate loans, repay principal and interest on our borrowings, fund our operations and meet other general business needs.

Warehouse Facilities

As of December 31, 2025, we had five non-mark-to-market warehouse facilities, one modified mark-to-market warehouse facility and one mark-to-market NPL warehouse facility to support our loan origination and acquisition activities. The maturity of our warehouse facilities ranges from one to three years. The borrowings are collateralized primarily by performing loans. All warehouse facilities are based on SOFR, plus margins ranging from 1.60% to 4.00%. Borrowing under these facilities was $310.4 million with $624.6 million of available capacity as of December 31, 2025.

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

All borrower payments on loans financed under the warehouse facilities are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities. The warehouse facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to-net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization of interest expense. If we fail to meet any of the covenants, or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of December 31, 2025, we were in compliance with these covenants.

Securitized Debt

From May 2011 through December 2025, we have completed 46 transactions, issuing $10.6 billion in principal amount of securities to third parties. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP. Tables summarizing the investor real estate loans securitized, securities issued, securities retained by the Company at the time of the securitization, and our accumulated interest as of December 31, 2025 and 2024, the stated maturity for each securitized debt, the outstanding bond balances, and the weighted average rate on the securities for the Trusts as of December 31, 2025 and 2024, are included in Item 15. Exhibits, Financial Statement Schedules. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 10% to 30% of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

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

Cash and Cash Equivalents

Our total liquidity was $116.8 million as of December 31, 2025, comprised of $92.1 million in cash and $24.7 million in borrowings from available warehouse capacity on unencumbered loans. Our additional available warehouse capacity as of December 31, 2025 was $599.9 million, bringing total liquidity plus available warehouse capacity to $716.7 million.

Our total liquidity plus available warehouse capacity was $530.9 million as of December 31, 2024, comprised of $435.0 million of available warehouse capacity, $49.9 million in cash, and $46.0 million of available borrowings for unencumbered loan.

During the years ended December 31, 2025 and 2024, we generated approximately $178.4 million and $8.9 million, respectively, of net cash and cash equivalents from operations, investing and financing activities.

Cash Flows

The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	For The Year Ended December 31,
	2025	2024	2023
	(In thousands)
Cash provided by (used in):
Operating activities	$18,161	$37,755	$48,835
Investing activities	(1,521,782)	(1,045,082)	(584,732)
Financing activities	1,682,028	1,016,230	535,768
Net change in cash, cash equivalents, and restricted cash	$178,407	$8,903	$(129)

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

For the year ended December 31, 2025, our net cash provided by operating activities of $18.2 million consisted mainly of $105.0 million in net income, and $50.9 million proceeds from sales of loans held for sale, offset by $86.4 million of net valuation gain and $49.7 million on originations of loans held for sale.

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

Investing Activities

For the year ended December 31, 2025, our net cash used in investing activities of $1.5 billion consisted mainly of $2.7 billion in cash used to originate held for investment loans, offset by $963.8 million in cash received in payments on held for investment loans.

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

Financing Activities

For the year ended December 31, 2025, our net cash provided by financing activities of $1.7 billion consisted mainly of $2.7 billion in securitized debt issued and $2.6 billion in borrowings from our warehouse and repurchase facilities. The cash generated was offset by payments we made of $2.7 billion and $971.7 million on our warehouse and repurchase facilities and securitized debt, respectively.

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

April 2020 Preferred Stocks and Warrants

On April 7, 2020, we sold 45,000 shares of Series A Convertible Preferred Stock and Warrants to purchase 3,013,125 shares of our common stock in a private placement to two of our largest stockholders. On October 8, 2021, we exercised our option to convert all of the 45,000 outstanding shares of Series A Convertible Preferred Stock into 11,688,310 shares of our common stock.

The warrants were exercisable at any time and from time to time, in whole or in part, by the holders until April 7, 2025 at an exercise price of $2.96 per share of common stock with respect to 2,008,750 of warrants, and at an exercise price of $4.94 per share of common stock with respect to 1,004,374 of warrants.

In April 2025, three funds affiliated with a related party of the Company completed the exercise of their Warrants to purchase an aggregate 1,339,166 shares of the Company's common stock, resulting in the Company issuing net shares of 1,080,338 common stock after the withholding and transfer of an aggregate of 258,828 shares of common stock into the Company’s treasury account. In May 2025, a related party of the Company completed the exercise of their Warrants to purchase an aggregate 1,673,958 shares of the Company's common stock. Net proceeds from warrants exercised amounted to $10.9 million. As of June 30, 2025, we had no warrants outstanding as they were all exercised by the respective holders.

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

The following table summarizes the activity in our ATM Program for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
	(In thousands, except per share amount)
Number of shares sold	2,067	388	29
Net sale proceeds	$38,120	$7,679	$349
Weighted average price per share	$18.74	$20.19	$12.12

Contractual Obligations and Commitments

On March 15, 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months. As of December 31, 2025 and 2024, the balance of the

2022 Term Loan was $215.0 million. The 2022 Term Loan was paid off on January 30, 2026 with proceeds from the issuance and sale of $500 million Senior Notes (“the 2026 Term Notes”).

On February 5, 2024, we entered into a five-year $75.0 million syndicated corporate debt agreement, (“the 2024 Term Loan”), which bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months. The net proceeds from the 2024 Term Loan was used for loan originations and general corporate purposes. As of December 31, 2025 and 2024, the balance of the 2024 Term Loan was $75.0 million.

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

As of December 31, 2025, we maintained warehouse facilities to finance our investor real estate loans and had approximately $310.4 million in outstanding borrowings with $624.6 million of available capacity under our warehouse and repurchase facilities. The warehouse and repurchase facilities have maturity dates ranging from May 2026 to April 2028.

The following table illustrates our contractual obligations existing as of December 31, 2025:

	January 1, 2026 -	January 1, 2027-
	December 31, 2026	December 31, 2028	Thereafter	Total
	(In thousands)
Warehouse and repurchase facilities	$262,212	$48,227	$—	$310,439	(1)
Notes payable (corporate debt)	—	215,000	75,000	290,000
Leases payments under noncancelable operating leases	994	1,975	1,206	4,175
Total	$263,206	$265,202	$76,206	$604,614
(1)
Amount represents gross warehouse borrowing. Balance of $308.5 million in the Consolidated Balance Sheets as of December 31, 2025 is net of $1.9 million debt issuance costs.

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

New Accounting Standards

Codification Improvements

In December 2025, the FASB issued ASU 2025-12 “Codification Improvements” to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Interim Reporting

In December 2025, the FASB issued ASU No. 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”). ASU 2025-11 clarifies the applicability of interim reporting guidance, types of interim reporting, and the form and content of interim financial statements in accordance with United States generally accepted accounting principles (“GAAP”). ASU 2025-11 does not change the fundamental nature of interim reporting or modify the scope of current interim disclosure requirements, but clarifies and improves the navigability of existing interim reporting requirements. This guidance is effective for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Upon adoption, ASU 2025-11 may be applied prospectively or retrospectively to any or all periods presented in the interim financial statements. We are currently evaluating the impact ASU 2025-11 will have on our financial statements and related disclosures.

Derivatives and Hedging

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), Hedge Accounting Improvements, which aligns financial reporting with the economics of some of an entity's risk management activities by updating similar risk assessment for cash flow hedges, hedging interest payments on choose-your-rate debt, cash flow hedges of nonfinancial forecasted transactions, net written options as hedging instruments, and foreign currency-denominated debt designated as a hedging instrument and a hedged item. The amendments in ASU 2025-09 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods and applied on a prospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 240): Improvements to Income Tax Disclosures.” The amendments in this update require entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items where the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate. In addition, entities are required to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by jurisdictions. The Company adopted the provisions of ASU 2023-09 effective January 1, 2025, and the adoption of this standard did not have a material impact on the Company's consolidated financial statements but resulted in expanded disclosures in Note 19 — Income Taxes to the consolidated financial statements. The Company prospectively adopted the provisions of this ASU.

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

Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

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

Our management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by RSM US LLP, our independent registered public accounting firm, as stated in their attestation report, which appears herein in Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 24, 2025, Roland T. Kelly, our Chief Legal Officer, General Counsel and Corporate Secretary, adopted a Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) with respect to the sale of up to an aggregate of 20,000 shares of our common stock. The plan will expire June 30, 2026, subject to early termination for certain specified events as set forth in the plan.

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

Additional information with respect to this item will be contained in our Proxy Statement for our 2026 Annual Meeting of Shareholders, which is incorporated herein by reference.

Insider Trading Arrangements and Policies

We have adopted insider trading policies (“Securities Trading Policy”) and procedures governing transactions in our securities by our directors, officers and employees, as well as by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and The New York Stock Exchange listing standards. The foregoing summary of the Securities Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Securities Trading Policy, which is incorporated herein by reference as Exhibit 19.1.

Item 11. Executive Compensation.

Information with respect to this item will be contained in our Proxy Statement for our 2026 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to this item will be contained in our Proxy Statement for our 2026 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to this item will be contained in our Proxy Statement for our 2026 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information with respect to this item will be contained in our Proxy Statement for our 2026 Annual Meeting of Shareholders, which is incorporated herein by reference.

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

(3)
List of Exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Conversion	8-K	001-39183	3.1	1/22/2020

3.2	Restated Certificate of Incorporation of Velocity Financial, Inc.	8-K	001-39183	3	5/23/2022

3.3	Amended and Restated Bylaws of Velocity Financial, Inc.	8-K	001-39183	3.2	3/25/2022

4.1	Form of Stock Certificate for Common Stock	S-1	333-234250	4.1	10/18/2019

4.2	Form of Warrant to Purchase Common Stock	8-K	001-39183	4.1	4/07/2020

4.3	Description of the Registrant’s Securities	10-K	001-39183	4.3	4/07/2020

10.1	Stockholders Agreement dated as of January 16, 2020	10-K	001-39183	10.1	4/07/2020

10.2	Registration Rights Agreement dated as of January 16, 2020	10-K	001-39183	10.2	4/07/2020

10.3	Registration Rights Agreement dated as of April 7, 2020	8-K	333-234250	10.1	4/07/2020

10.4	Securities Purchase Agreement among Velocity Financial, Inc. and the Purchasers Party thereto dated April 5, 2020	8-K	001-39183	10.1	4/06/2020

10.5	Velocity Financial, Inc. Employee Stock Purchase Plan*	DEF 14A	001-39183	AII	4/8/2022

10.6	Amended and Restated Velocity Financial, Inc. 2020 Omnibus Incentive Plan*	DEF 14A	001-39183	AI	4/11/2025

10.7	Form of Nonqualified Stock Option Award Notice and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.6	1/6/2020

10.8	Form of Nonqualified Stock Option Award Notice and Agreement (Director Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.7	1/6/2020

10.9	Form of Nonqualified Stock Option Award Notice and Agreement (Executive Officer Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.8	1/6/2020

10.10	Form of Restricted Stock Unit Grant and Agreement (Director Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.9	1/6/2020

10.11	Form of Restricted Stock Unit Grant and Agreement (Standard Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.10	1/6/2020

10.12	Form of Restricted Stock Grant and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.11	1/6/2020

10.13	Velocity Financial 2025 Annual Cash Incentive and Performance Stock Units Programs for Messrs. Farrar, Szczepaniak and Taylor*	8-K	001-39183	-	1/22/2025

10.14	Form of Equity Distribution Agreement, dated May 3, 2024	8-K	001-39183	1.1	5/3/2024

10.15	Form of Amendment No. 1 to Equity Distribution Agreement, dated December 12, 2024	10-K	001-39183	10.15	3/12/2025

10.16	Form of Officer and Director Indemnity Agreement	S-1/A	333-234250	10.37	11/6/2019

10.17	Form of Performance Stock Unit Grant and Agreement*	10-K	001-39183	10.16	3/15/2024

10.18	Note Purchase Agreement Dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association, as collateral agent, and the respective purchasers of the Notes.	8-K	001-39183	10.1	3/16/2022

10.19	Security Agreement, dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association, as collateral agent.	8-K	001-39183	10.2	3/16/2022

10.21	Form of Note Purchase Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association, as Collateral Agent and the respective purchasers of the Notes.	8-K	001-39183	10.1	2/6/2024

10.22	Security Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association.	8-K	001-39183	10.2	2/6/2024

10.23	Equal Priority Intercreditor Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association as the 2027 Notes Collateral Agent and U.S. Bank Trust Company, National Association as the 2029 Notes Collateral Agent.	8-K	001-39183	10.3	2/6/2024

10.24	Form of Amendment No. 2 to Equity Distribution Agreement, dated April 11, 2025	10-Q	001-39183	10.24	5/1/2025

19.1	Securities Trading Policy	10-K	001-39183	19.1	3/12/2025

21.1	List of Subsidiaries of the Registrant

23.1	Consent of RSM US LLP

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

97	Velocity Financial, Inc. Incentive Compensation Clawback Policy*	8-K	001-39183	99	2/7/2024

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Balance Sheets as of December 31, 2025 and 2024 (ii) the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023 and (v) the Notes to Consolidated Financial Statements.

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

December 31, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Velocity Financial, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Velocity Financial, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statement presents fairly, in all material respects, the financial position of the Company as of December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2026, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for loans held for investment at fair value – significant assumptions used in the fair value determinations that are unobservable inputs

As described in Notes 2, 6 and 27 to the financial statements, the Company has elected the fair value option to measure all loans held for investment originated or acquired on or after October 1, 2022, at fair value. As of December 31, 2025, loans held for investment, at fair value, were $4.7 billion.

The Company used a third-party loan valuation model to estimate the fair value of its performing loans. Management estimates the fair value of these loans using assumptions including a discount rate, constant prepayment rate, constant default rate, and loss severity rate. These assumptions are considered significant unobservable inputs. The Company also utilized a third-party valuation specialist to estimate the fair value of its past due and nonperforming loans. The significant unobservable inputs used in the fair value measurement of these loans include interest rates, market yield requirements, probability of default, loss given default, voluntary prepayment speed and loss timing.

We have identified the fair value of loans held for investment as a critical audit matter because of the unobservable inputs management uses to estimate fair value and the fact that the assumptions noted above could result in a significant change in the loans’ fair value measurement. Specifically, we have identified the discount rate and constant prepayment rate as significant assumptions for performing loans and the market yields (also referred to as the “discount rate”) for past due and nonperforming loans. Therefore, these significant assumptions are considered a critical audit matter. Auditing the significant assumptions involved a degree of complexity, a high degree of auditor judgment and increased audit effort through the use of auditor-employed valuation specialists.

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
•
We tested the completeness and accuracy of source information derived from the Company’s data by comparing it to externally and internally sourced data used in the development of discount rates and constant prepayment rates applied in the valuation of performing loans.
•
We evaluated the reasonableness of management’s selection of the constant prepayment rates used in valuing performing loans by corroborating with externally sourced data.
•
We tested the completeness and accuracy of Company‑derived source information provided to management’s third‑party valuation specialist by reconciling it to internally generated data and used such information in evaluating the reasonableness of the past due and nonperforming loans’ prices determined by the specialist.
•
We utilized the assistance of auditor-employed valuation specialists to assist in:
o
Evaluating the reasonableness of overall methodology used to estimate the fair value of loans held for investment.
o
Evaluating the reasonableness of management’s assessment of the discount rate and constant prepayment rates used in valuing performing loans based on the underlying data used and corroborating with publicly available market information.
o
Evaluating the reasonableness of the discount rate assumptions used in valuing nonperforming loans based on the underlying data used by third-party valuation specialist and corroborating with publicly available market data.

Valuation of allowance for credit losses – management’s assessment of forecasted economic scenarios

As described in Notes 2 and 6 to the financial statements, the Company’s allowance for credit losses totaled $4.5 million as of December 31, 2025. The allowance for credit losses is calculated under the expected credit loss model and is an estimate of life-of-loan losses for the Company’s loans held for investment.

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

To determine the loss rates for the open pool method, the Company starts with its historical database of losses, segmenting the loans by loan purpose, product type and repayment period to estimate annual average loss rates. The model then adjusts each segment’s annual average loss rates for macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates by segment are then applied to an individual loan in each segment and consider the principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments. Adjustments to historical loss information are considered for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels, or term, as well as for changes in environmental conditions, such as unemployment rates, property values and changes in the competitive or regulatory environment.

Significant variables or assumptions incorporated in the macroeconomic forecasts include U.S. unemployment, U.S. real gross domestic product index, real disposal personal income index, and consumer price index. Management considered multiple scenarios from different macroeconomic forecasts and reversion periods, and they have selected the forecast scenario with a reasonable and supportable forecast period of seven quarters followed by a three-quarter straight-line reversion period as of December 31, 2025.

The estimation of the allowance for credit losses for pools of loans that share similar risk characteristics involves many inputs and assumptions. These inputs and assumptions include, among others, the selection, evaluation and measurement of the reasonable and supportable forecast scenarios discussed above, which require management to apply judgment and that is subject to change as forecasted economic events evolve.

We identified the determination and evaluation of the forecasted economic component of the allowance for credit losses as a critical audit matter because auditing the underlying assumptions and evaluation of the forecasts used in the allowance for credit losses involved a degree of complexity and auditor judgment given the high degree of subjectivity exercised by management.

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
o
Evaluating the reasonableness of management’s judgments related to the selection of forecasted scenarios based on the underlying forecast data inputs used, as well as considering independent economic forecasts obtained from publicly available economic data sources.
o
Agreeing management’s calculated adjustments for forecasted economic scenarios to the allowance for credit losses calculation.

/s/ RSM US LLP

We have served as the Company’s auditor since 2021.

Los Angeles, California

March 11, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Velocity Financial, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Velocity Financial, Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated March 11, 2026, expressed an unqualified opinion.

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

/s/ RSM US LLP

Los Angeles, California

March 11, 2026

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

($ in thousands, except share data)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$92,103	$49,901
Restricted cash	157,134	20,929
Loans held for investment, at amortized cost (net of allowance for credit losses of $4,521 and $4,174 as of December 31, 2025 and 2024, respectively)	2,028,262	2,420,116
Loans held for investment, at fair value	4,729,869	2,766,951
Total loans, net	6,758,131	5,187,067
Accrued interest receivables	49,678	35,235
Receivables due from servicers	150,902	123,494
Other receivables	1,897	1,359
Real estate owned, net	118,289	68,000
Property and equipment, net	1,415	1,650
Deferred tax asset	22,709	13,612
Mortgage servicing rights, at fair value	12,963	13,712
Derivative assets	66	—
Goodwill	6,775	6,775
Other assets	9,451	5,674
Total assets	$7,381,513	$5,527,408

LIABILITIES
Accounts payable and accrued expenses	$168,314	$147,814
Secured financing, net	286,679	284,833
Securitized debt, at amortized cost	1,705,589	2,019,056
Securitized debt, at fair value	4,236,737	2,207,408
Warehouse and repurchase facilities, net	308,506	348,082
Total liabilities	6,705,825	5,007,193
Commitments and contingencies
EQUITY
Common stock ($0.01 par value, 100,000,000 shares authorized; 38,965,317 and 33,761,147 shares issued, 39,573,657 and 33,545,585 shares outstanding as of December 31, 2025 and 2024, respectively)	398	339
Additional paid-in capital	382,564	322,954
Retained earnings	302,379	197,325
Treasury stock, at cost (608,340 and 215,562 common shares as of December 31, 2025 and 2024, respectively)	(10,204)	(2,869)
Accumulated other comprehensive loss	(2,602)	(805)
Total Velocity Financial Inc. stockholders’ equity	672,535	516,944
Noncontrolling interest in subsidiary	3,153	3,271
Total equity	675,688	520,215
Total liabilities and equity	$7,381,513	$5,527,408

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

December 31, 2025 and 2024

(In thousands)

The following table presents the assets and liabilities of consolidated variable interest entities:

	December 31,
	2025	2024
ASSETS
Restricted cash	$151,827	$9,847
Loans held for investment, at amortized cost	2,023,030	2,395,394
Loans held for investment, at fair value	4,273,757	2,264,641
Accrued interest and other receivables	191,313	145,891
Real estate owned, net	114,485	57,838
Deferred tax asset	1,085	272
Other assets	5	—
Total assets	$6,755,502	$4,873,883

LIABILITIES
Accounts payable and accrued expenses	$120,691	$96,895
Securitized debt	5,942,326	4,226,464
Total liabilities	$6,063,017	$4,323,359

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2025, 2024 and 2023

(In thousands, except per share amounts)

	December 31,
	2025	2024	2023
Interest income	$550,829	$406,843	$310,775
Interest expense — portfolio related	340,477	247,218	186,468
Net interest income — portfolio related	210,352	159,625	124,307
Interest expense — corporate debt	24,571	23,821	16,556
Net interest income	185,781	135,804	107,751
Provision for credit losses	5,805	1,173	1,915
Net interest income after provision for credit losses	179,976	134,631	105,836
Other operating income
Gain on disposition of loans	16,910	9,940	8,238
Gain on sale of loans to a related party	19,344	—	—
Unrealized gain on fair value loans	116,853	55,857	47,850
Unrealized gain (loss) on fair value securitized debt	(30,454)	2,581	(9,002)
Unrealized gain (loss) on mortgage servicing rights	(998)	375	(660)
Origination fee income	33,982	24,007	12,450
Interest income on cash balance	5,856	6,490	5,194
Other income	2,126	2,148	1,840
Total other operating income	163,619	101,398	65,910
Operating expenses
Compensation and employee benefits	90,217	69,589	48,344
Origination expenses	4,466	3,077	518
Securitization expenses	28,284	19,396	12,923
Loan servicing	33,409	22,388	17,631
Professional fees	6,098	7,616	4,599
Rent and occupancy	1,122	1,929	1,927
Real estate owned, net	22,909	6,030	6,153
Other operating expenses	10,850	9,613	8,524
Total operating expenses	197,355	139,638	100,619
Income before income taxes	146,240	96,391	71,127
Income tax expense
Federal	30,856	19,414	15,162
State	10,401	8,511	3,672
Total income tax expense	41,257	27,925	18,834
Net income	104,983	68,466	52,293
Net income (loss) attributable to noncontrolling interest	(71)	47	20
Net income attributable to Velocity Financial, Inc.	$105,054	$68,419	$52,273
Less undistributed earnings attributable to unvested restricted stock awards	1,348	834	753
Net earnings allocated to common shareholders	$103,706	$67,585	$51,520
Earnings per common share
Basic	$2.81	$2.07	$1.60
Diluted	$2.75	$1.91	$1.52
Weighted average common shares outstanding
Basic	36,850	32,653	32,206
Diluted	38,178	35,760	34,484

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31, 2025, 2024 and 2023

(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net income	$104,983	$68,466	$52,293
Net income (loss) attributable to noncontrolling interest	(71)	47	20
Net income attributable to Velocity Financial, Inc.	105,054	68,419	52,273
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on cash flow hedges arising during the period	(2,475)	419	(1,160)
Reclassification adjustments included in net income	678	(14)	(50)
Total other comprehensive income (loss), net of tax	(1,797)	405	(1,210)
Total comprehensive income attributable to Velocity Financial, Inc.	$103,257	$68,824	$51,063

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2025, 2024 and 2023

($ in thousands, except share data)

	Common Stock - Number of Shares			Stockholders’ Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Stockholders’ Equity	Non-Controlling Interest	Total Equity
Balance – December 31, 2022	32,523,516	(33,647)	32,489,869	$326	$300,310	$76,633	$(458)	$—	$376,811	$3,689	$380,500
Issuance of common stock	233,966	—	233,966	3	2,443	—	—	—	2,446	—	2,446
Shares surrendered for tax withholding on vested awards	—	(87,765)	(87,765)	—	—	—	(861)	—	(861)	—	(861)
Restricted stock awarded and stock-based compensation expenses	229,766	—	229,766	2	3,983	—	—	—	3,985	—	3,985
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(280)	(280)
Net income	—	—	—	—	—	52,273	—	—	52,273	20	52,293
Other comprehensive loss	—	—	—	—	—	—	—	(1,210)	(1,210)	—	(1,210)
Balance – December 31, 2023	32,987,248	(121,412)	32,865,836	$331	$306,736	$128,906	$(1,319)	$(1,210)	$433,444	$3,429	$436,873
Issuance of common stock	562,796	—	562,796	8	10,063	—	—	—	10,071	—	10,071
Shares surrendered for tax withholding on vested awards	—	(94,150)	(94,150)	—	—	—	(1,550)	—	(1,550)	—	(1,550)
Restricted stock awarded and stock-based compensation expenses	211,103	—	211,103	—	6,155	—	—	—	6,155	—	6,155
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(205)	(205)
Net income	—	—	—	—	—	68,419	—	—	68,419	47	68,466
Other comprehensive income	—	—	—	—	—	—	—	405	405	—	405
Balance – December 31, 2024	33,761,147	(215,562)	33,545,585	$339	$322,954	$197,325	$(2,869)	$(805)	$516,944	$3,271	$520,215
Issuance of common stock	5,260,223	—	5,260,223	59	51,326	—	—	—	51,385	—	51,385
Shares surrendered for tax withholding on vested awards	—	(392,778)	(392,778)	—	—	—	(7,335)	—	(7,335)	—	(7,335)
Restricted stock awarded and stock-based compensation expenses	552,287	—	552,287	—	8,284	—	—	—	8,284	—	8,284
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(47)	(47)
Net income (loss)	—	—	—	—	—	105,054	—	—	105,054	(71)	104,983
Other comprehensive loss	—	—	—	—	—	—	—	(1,797)	(1,797)	—	(1,797)
Balance – December 31, 2025	39,573,657	(608,340)	38,965,317	$398	$382,564	$302,379	$(10,204)	$(2,602)	$672,535	$3,153	$675,688

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2025, 2024 and 2023

(In thousands)

	December 31,
	2025	2024	2023

Cash flows from operating activities:
Net income	$104,983	$68,466	$52,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	516	793	752
Amortization of right-of-use assets	1,504	1,207	1,545
Provision for credit losses	5,805	1,173	1,915
Origination of loans held for sale	(49,697)	(23,554)	(38,036)
Proceeds from sales of loans held for sale	50,920	23,956	25,817
Net accretion of discount on purchased loans and deferred loan origination costs	3,795	4,411	4,813
Provision for (reversal of) uncollectible corporate and escrow advances receivable	(158)	554	721
Gain on disposition of loans	(1,257)	(1,236)	(826)
Gain on sale of loans to a related party	(19,344)	—	—
Real estate acquired through foreclosure in excess of recorded investment	(15,653)	(8,704)	(7,412)
Amortization of debt issuance discount and costs	10,128	12,244	18,624
Change in valuation of real estate owned	17,520	6,121	3,903
Change in valuation of fair value loans	(116,853)	(55,857)	(47,850)
Change in valuation of mortgage servicing rights	998	(375)	660
Change in valuation of fair value securitized debt	30,454	(2,581)	9,002
Hedging activities	(2,898)	1,066	(2,138)
Gain on sale of real estate owned	(1,445)	(4,275)	(568)
Stock-based compensation	8,284	6,155	4,128
Deferred tax (benefit) expense	(8,134)	(11,431)	2,694
Change in operating assets and liabilities:
Accrued interest and other receivables	(17,215)	(6,374)	(9,227)
Other assets	(3,650)	(284)	8,361
Accounts payable and accrued expenses	19,558	26,280	19,664
Net cash provided by operating activities	18,161	37,755	48,835
Cash flows from investing activities:
Purchase of loans held for investment	—	(16,670)	(13,823)
Origination of loans held for investment	(2,665,814)	(1,817,600)	(1,079,811)
Proceeds from sales of loans originally classified as held for investment	—	50,204	21,485
Proceeds from sales of loans originally classified as held for investment to a related party	128,935	—	—
Payments of loans held for investment	963,810	722,986	459,681
Proceeds from sale of real estate owned	55,581	32,979	21,747
Capitalized improvement on real estate owned	(1,285)	—	—
Change in corporate and escrow advances receivable	(1,565)	(10,515)	(3,039)
Change in impounds and deposits	(1,163)	(2,058)	9,208
Purchase of property and equipment	(281)	(289)	(180)
Proceeds from sale of property and equipment	—	640	—
Purchase of mortgage servicing rights	—	(4,759)	—
Net cash used in investing activities	(1,521,782)	(1,045,082)	(584,732)
Cash flows from financing activities:
Warehouse and repurchase facilities advances	2,633,807	1,946,797	1,192,999
Warehouse and repurchase facilities repayments	(2,673,414)	(1,933,102)	(1,191,642)
Proceeds from secured financing	—	74,311	—
Proceeds of securitized debt	2,650,903	1,590,197	975,072
Repayment of securitized debt	(971,748)	(666,274)	(438,763)
Purchase of treasury stock	(7,335)	(1,550)	(861)
Debt issuance costs	(1,623)	(3,903)	(3,062)
Proceeds from issuance of common stock related to warrants exercised	10,908	—	—
Proceeds from issuance of common stocks, net	40,969	10,145	2,305
Deferred stock issuance costs	(392)	(186)	—
Distribution to non-controlling interest	(47)	(205)	(280)
Net cash provided by financing activities	1,682,028	1,016,230	535,768
Net increase (decrease) in cash, cash equivalents, and restricted cash	178,407	8,903	(129)
Cash, cash equivalents, and restricted cash at beginning of year	70,830	61,927	62,056
Cash, cash equivalents, and restricted cash at end of year	$249,237	$70,830	$61,927

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the years ended December 31, 2025, 2024 and 2023

(In thousands)

	December 31,
	2025	2024	2023

Supplemental cash flow information:
Cash paid during the year for interest	$344,882	$251,259	$180,364
Cash paid during the year for income taxes	50,736	41,549	7,648
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to loans held for sale	109,806	35,067	42,029
Transfer of loans held for investment to real estate owned	105,006	49,852	48,614
Transfer of loans held for sale to held for investment	—	2,612	16,246
Capitalized interest on loans held for investment	2,304	1,403	2,395
Discount on issuance of securitized debt	4,279	—	1,636
Recognition of new leases in exchange for lease obligations	1,829	1,180	1,689

See accompanying notes to consolidated financial statements.

VELOCITY FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024 and 2023

Note 1 — Organization and Description of Business

Velocity Financial, LLC ((“VF” or “the Company”) was a Delaware limited liability company (LLC) formed on July 9, 2012, for the purpose of acquiring all membership units in Velocity Commercial Capital, LLC ((“VCC”). On January 16, 2020, Velocity Financial, LLC converted from a Delaware limited liability company to a Delaware corporation and changed its name to Velocity Financial, Inc. Upon completion of the conversion, the Velocity Financial, LLC’s Class A equity units of 97,513,533 and Class D equity units of 60,193,989 were converted to 11,749,994 shares of Velocity Financial, Inc. common stock. On January 22, 2020, the Company completed its initial public offering of 7,250,000 shares of common stock at a price of $13.00 per share to the public. On January 28, 2020, the Company completed the sale of an additional 1,087,500 shares of its common stock, representing the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. The Company’s stock trades on the New York Stock Exchange under the symbol “VEL.” The Company's stock also trades on the NYSE Texas, Inc. under the same symbol “VEL” starting August 2025.

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2017-2 Trust through and including the 2025-5 Trust, all of which are New York common law trusts, with the exception of the 2025-RTL1 Trust and 2025-MC1 Trust, which are Delaware statutory trusts. The Trusts are bankruptcy remote, variable interest entities (“VIEs”) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company. A VIE is an entity in which equity investors lack the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by the primary beneficiary, which is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity. The determination of whether an entity is a VIE and whether the Company is the primary beneficiary of a VIE is based upon the facts and circumstances for the VIE and requires significant judgments such as whether the Company’s interest in a VIE is a variable interest, whether the Company controls the activities that most significantly impact the economic performance of the VIE, and whether the Company has the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the VIE. Risks associated with the Company’s involvement with consolidated VIEs primarily relate to credit risk. See additional discussion around these consolidated VIEs in Note 6 — Loans Held for Investment at Amortized Cost and Loans Held for Investment at Fair Value and Note 17 — Securitized Debt at Amortized Cost and Securitized Debt at Fair Value.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed Government National Mortgage Association (“Ginnie Mae” or “GNMA”) issuer/servicer that provides government-insured Federal Housing Administration (“FHA”) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century is a consolidated subsidiary of the Company as of completion of the acquisition. In addition, as a servicer of Ginnie Mae loans, Century is required to maintain a minimum net worth, and Century is in compliance with this requirement as of December 31, 2025.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

The consolidated financial statements of the Company have been prepared on the accrual basis of accounting and in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of consolidated income and expenses during the reporting period. Actual results could differ from those estimates. Material reported amounts and disclosures that require use of estimates are: fair value of loans, securitized debt, derivatives, allowances for credit losses, mortgage servicing rights, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of deferred tax assets and the estimates relating to the valuation for share-based awards.

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

The consolidated financial statements as of December 31, 2025 and 2024, include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and its consolidated VIEs.

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

Restricted Cash

Restricted cash consisted of the required specified reserves by the 2025-MC1 Trust agreement to pay the note on each payment date if collections on mortgage loans are insufficient to make payment on the note, funds in the 2025-RTL1 Trust escrow account, and cash held by the Company for potential future advances due certain borrowers.

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

Interest income is accrued on the unpaid principal balance (“UPB”) at their respective stated interest rates. Generally, loans are placed on nonaccrual status when they become 90 days past due. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. When a loan is placed on nonaccrual status, the accrued and unpaid interest is reversed as a reduction of interest income and accrued interest receivable. Interest income is subsequently recognized only to the extent cash payment is received on a nonaccrual loan provided the collection of the remaining recorded investment in the loan is deemed to be fully collectible or when the loan has been placed back in accrual status. Loans are restored to accrual status when: (1) the loan becomes current and none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or (2) if the loan has been formally modified in a manner that reasonably assures repayment and performance according to its modified terms. Under these terms, the Company requires that the borrower continues to make the full modified principal and interest payments for six consecutive months before restoring the loan to accrual status.

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

Mortgage Servicing Rights

The Company retains the servicing rights of the Ginnie Mae insured loans that are sold in the secondary market by Century. The Company also retains the servicing rights on $128.9 million in UPB of nonperforming loans sold to a related party in December 2025. Servicing rights are initially recorded at fair value with the income statement effect recorded in gain on disposition of loans.

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

The Company estimates the allowance for credit losses using relevant available information, from internal and external sources, relating to historical performance, current conditions, and reasonable and supportable macroeconomic forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are considered for differences in current loan-specific risk characteristics such as portfolio mix, delinquency levels, or term, as well as for changes in environmental conditions, such as unemployment rates, property values and changes in the competitive or regulatory environment.

The Company uses an open pool loss rate methodology to model expected credit losses. To determine the loss rates for the open pool method, the Company starts with its historical database of losses, segmenting the loans by loan purpose, product type and repayment period. A third-party model applying the open pool method is used to estimate annual average loss rates by dividing the respective pool’s quarterly historical losses by the pool’s respective prior quarter’s ending unamortized loan cost balance and deriving an annual average loss rate from the historical quarterly loss rates. The model then adjusts the annual average loss rates based upon macroeconomic forecasts over a reasonable and supportable period, followed by a straight-line reversion to the historical loss rates. The adjusted annual average loss rates are applied to the forecasted pool balance within each segment. The forecasted balances in the loan pool segments are calculated based on a principal amortization using contractual maturity, factoring in further principal reductions from estimated prepayments. Estimated prepayments, or Constant Prepayment Rates (“CPRs”) are developed from multiple loan characteristic considerations, such as property types,

Fair Isaac Corporation (“FICO”) scores, loan purpose, and prepayment penalty terms, which is the most significant driver of prepayment activity. The prepayment penalty terms differ between the short-term and long-term loans, and the Company has developed a CPR curve for its short-term loans (two-year or less) and one for its long-term loans (30-year). Data from 2012-2025 is used to develop prepayment rates for the Company’s long-term loans. Because of the prepayment penalty structure in the Company’s long-term loans, prepayments during the active penalty term are historically low and begin to ramp up after the prepayment penalty term. The active prepayment penalty term is considered for existing and new loans over the reasonable and supportable forecast period in determining estimated prepayments. The Company back-tests the CPR curves on a quarterly basis and adjusts the CPR curves as appropriate. The reasonable and supportable period is meant to represent the period in which the Company believes the forecasted macroeconomic variables can be reasonably estimated. Significant variables or assumptions incorporated in the macroeconomic forecasts include U.S. unemployment, U.S. real gross domestic product (“GDP”) index, real disposable personal income (“DPI”) index, and consumer price index (“CPI”). The Company considers multiple scenarios from different macroeconomic forecasts and uses different forecast and reversion periods for estimating lifetime expected credit losses.

For the December 31, 2025 CECL estimate, the Company considered a severe stress scenario with a seven-quarter reasonable and supportable forecast period followed by a three-quarter straight-line reversion period. The severe stress scenario was applied to reflect the uncertainties in the market with the tariffs, change in immigration policy, and unstable inflation rates.

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

The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the allowance when the Company believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.

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

Real estate owned is initially recorded at the property’s estimated fair value, based on appraisals or broker price opinions obtained, less estimated costs to sell at the acquisition date, establishing a new cost basis. If the recorded loan balance at the time of transfer exceeds the estimated fair value of the property less estimated costs to sell, the charge is recorded to the allowance for credit losses. If the estimated fair value of the property less estimated costs to sell exceeds the recorded loan balance at the time of transfer, the write-up is first recorded as a recapture to the allowance for credit losses to the extent of any previous charge and then to gain on the REO. Any subsequent write-downs in the fair value of the REO after the transfer date are charged to “Real estate owned, net” in the Consolidated Statements of Income and recognized through a valuation allowance. Subsequent increases in the fair value of the REO less selling costs reduce the valuation allowance, but not below zero, and are credited to “Real estate owned, net.”

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

Goodwill

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date less any noncontrolling interest. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life is not amortized but tested for impairment at least annually as of December 31, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.

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

Treasury Shares

The Company separately presents treasury shares, which represent shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting or exercise of stock-based awards and shares surrendered to the Company to satisfy the warrant price in connection with warrants exercised. Treasury shares are carried at cost.

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

The Company elected to apply FVO accounting to securitized debt issued effective January 1, 2023, when the underlying collateral is also carried at fair value. The FVO securitized debt is presented as a separate line item in the Consolidated Balance Sheets. The Company reflects interest expense on the FVO securitized debt as “Interest expense - portfolio related” and presents the other fair value changes of the FVO securitized debt separately as “Unrealized gain (loss) on fair value securitized debt” in the Consolidated Statements of Income.

Derivative Instruments and Hedge Accounting

The Company issues fixed rate debt at regular intervals during the year through the securitization of its fixed rate mortgage assets. The Company is subject to interest rate risk on its forecasted debt issuances as these fixed rate debt issuances are priced at then-current market rates. The Company’s risk management objective is to hedge the risk of variability in its interest payment cash flows attributable to changes in the benchmark Secured Overnight Financing Rate (“SOFR”) between the time the fixed rate mortgages are originated and the fixed rate debt is issued. To accomplish this hedging strategy, the Company may from time to time enter into derivative instruments such as forward starting payer interest rate swaps or interest rate payer or interest rate payer and receiver swaptions , designated as cash flow hedges that are designed to be highly correlated to the underlying terms of the forecasted debt instruments. To qualify for hedge accounting, the Company formally documents its hedging relationships at inception, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction at the time the derivative contract is executed. The Company also formally assesses effectiveness both at the hedge’s inception and on an ongoing basis.

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

Note 3 — Current Accounting Developments

Recently Issued Accounting Standards

Codification Improvements

In December 2025, the FASB issued ASU No. 2025-12 “Codification Improvements” to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Interim Reporting

In December 2025, the FASB issued ASU No. 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”). ASU 2025-11 clarifies the applicability of interim reporting guidance, types of interim reporting, and the form and content of interim financial statements in accordance with United States generally accepted accounting principles (“GAAP”). ASU 2025-11 does not change the fundamental nature of interim reporting or modify the scope of current interim disclosure requirements, but clarifies and improves the navigability of existing interim reporting requirements. This guidance is effective for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Upon adoption, ASU 2025-11 may be applied prospectively or retrospectively to any or all periods presented in the interim financial statements. The Company is currently evaluating the impact ASU 2025-11 will have on its consolidated financial statements and related disclosures.

Derivatives and Hedging

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), Hedge Accounting Improvements, which aligns financial reporting with the economics of some of an entity's risk management activities by updating similar risk assessment for cash flow hedges, hedging interest payments on choose-your-rate debt, cash flow hedges of nonfinancial forecasted transactions, net written options as hedging instruments, and foreign currency-denominated debt designated as a hedging instrument and a hedged item. The amendments in ASU 2025-09 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods and applied on a prospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 240): Improvements to Income Tax Disclosures.” The amendments in this update require entities to disclose specific categories in the effective tax rate reconciliation and provide additional information for reconciling items where the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income/loss by the applicable statutory income tax rate. In addition, entities are required to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by jurisdictions. The Company adopted the provisions of ASU 2023-09 effective January 1, 2025, and the adoption of this standard did not have a material impact on the Company's consolidated financial statements but resulted in expanded disclosures in Note 19 — Income Taxes to the consolidated financial statements. The Company prospectively adopted the provisions of this ASU.

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. In accordance with various mortgage servicing and related agreements, Century maintains escrow accounts for mortgage insurance premium, tax and insurance, working capital, sinking fund and other mortgage related escrows. The total escrow balances payable amounted to $85.2 million and $83.5 million as of December 31, 2025 and 2024, respectively. These amounts are not reflected on the Consolidated Balance Sheets of the Company.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
	(In thousands)
Cash and cash equivalents	$92,103	$49,901	$40,566
Restricted cash	157,134	20,929	21,361
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$249,237	$70,830	$61,927

Note 5 — Loans Held for Sale at Fair Value

There were no loans held for sale at fair value as of December 31, 2025 and 2024.

Note 6 — Loans Held for Investment at Amortized Cost and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of December 31, 2025 and 2024:

	December 31, 2025
	Loans Held for Investment at Amortized Cost	Loans Held for Investment at Fair Value	Total Loans Held for Investment
	(In thousands)
Unpaid principal balance	$2,013,514	$4,477,824	$6,491,338
Valuation adjustments on performing FVO loans	—	300,344	300,344
Valuation adjustments on nonperforming FVO loans	—	(48,299)	(48,299)
Deferred loan origination costs	19,269	—	19,269
	2,032,783	4,729,869	6,762,652
Allowance for credit losses	(4,521)	—	(4,521)
Total loans held for investment	2,028,262	4,729,869	6,758,131

	December 31, 2024
	Loans Held for Investment at Amortized Cost	Loans Held for Investment at Fair Value	Total Loans Held for Investment
	(In thousands)
Unpaid principal balance	$2,400,720	$2,655,217	$5,055,937
Valuation adjustments on performing FVO loans	—	151,770	151,770
Valuation adjustments on nonperforming FVO loans	—	(40,036)	(40,036)
Deferred loan origination costs	23,570	—	23,570
	2,424,290	2,766,951	5,191,241
Allowance for credit losses	(4,174)	—	(4,174)
Total loans held for investment	$2,420,116	$2,766,951	$5,187,067

During the years ended December 31, 2025, 2024 and 2023, $142.8 million, $174.6 million and $201.0 million, respectively, in UPB of loans held for investment have participated in the COVID-19 forbearance program and the Company granted a 90-days forbearance period on these loans. The following tables summarize the activity,

UPB, and amortized cost basis of loans in the Company’s COVID-19 forbearance program for the years ended December 31, 2025 and 2024:

	December 31, 2025
	UPB	%	Amortized Cost	%
	($ in thousands)
Beginning balance	$142,827		$144,247
Foreclosures	(1,980)		(1,996)
Repayments	(14,705)		(14,923)
Ending balance	$126,142		$127,328

Performing/Accruing	$96,577	76.6%	$97,461	76.5%

Nonperforming/Nonaccrual	$29,565	23.4%	$29,867	23.5%

	December 31, 2024
	UPB	%	Amortized Cost	%
	($ in thousands)
Beginning balance	$174,571		$176,515
Foreclosures	(5,292)		(5,416)
Repayments	(26,452)		(26,852)
Ending balance	$142,827		$144,247

Performing/Accruing	$102,769	72.0%	$103,790	72.0%

Nonperforming/Nonaccrual	$40,058	28.0%	$40,457	28.0%

Since April 1, 2020, the inception of the COVID-19 forbearance program, the Company has modified $414.8 million in UPB of loans, which includes capitalized interest of $16.7 million. As of December 31, 2025, $284.2 million in UPB of modified loans has been paid down, which includes $6.7 million of capitalized interest received.

Approximately 76.6% and 72.0% of the COVID forbearance loans in UPB were performing, and 23.4% and 28.0% were on nonaccrual status as of December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, the gross unpaid principal balance of loans held for investment pledged as collateral for the Company’s warehouse facility agreements and securitized debt issued through consolidated VIEs were as follows:

	December 31,
	2025	2024
	(In thousands)
The 2013 repurchase agreement	$165,484	$133,577
The 2021/2024 repurchase agreements	134,901	148,676
The 2021 term repurchase agreement	23,478	74,324
The 2023 repurchase agreement	50,611	42,613
The 2024 bank credit agreement	36,479	23,330
Total pledged loans	$410,953	$422,520

2017-2 Trust	$29,111	$39,231
2018-1 Trust	21,618	28,564
2018-2 Trust	49,759	62,845
2019-1 Trust	58,324	71,521
2019-2 Trust	42,618	52,417
2019-3 Trust	41,166	52,177
2020-1 Trust	83,154	98,858
2021-1 Trust	135,627	162,750
2021-2 Trust	112,332	130,363
2021-3 Trust	119,070	136,891
2021-4 Trust	190,186	219,907
2022-1 Trust	198,203	222,909
2022-2 Trust	178,346	201,363
2022-MC1 Trust	—	58,133
2022-3 Trust	206,020	253,621
2022-4 Trust	221,652	254,668
2022-5 Trust	146,126	187,078
2023-1 Trust	141,805	180,941
2023-2 Trust	94,269	165,155
2023-3 Trust	124,129	200,943
2023-RTL1 Trust	—	85,530
2023-4 Trust	118,953	185,013
2024-1 Trust	140,464	188,638
2024-2 Trust	183,376	271,542
2024-3 Trust	145,659	198,640
2024-4 Trust	175,820	248,788
2024-5 Trust	246,456	293,881
2024-6 Trust	268,354	299,216
2025-1 Trust	321,431	—
2025-RTL1 Trust	117,733	—
2025-2 Trust	369,814	—
2025-MC1 Trust	86,083	—
2025-3 Trust	377,229	—
2025-P1 Trust	190,012	—
2025-4 Trust	459,557	—
2025-P2 Trust	210,368	—
2025-5 Trust	445,822	—
Total	$6,050,646	$4,551,583

Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment, excluding loans carried at fair value, that were nonperforming and on nonaccrual status as of December 31, 2025 and 2024.

	December 31, 2025
	Total Nonaccrual	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Allowance for Loans Individually Evaluated
	(In thousands)
Commercial - Purchase	$30,429	$29,773	$656	$76
Commercial - Refinance	74,398	71,043	3,355	402
Residential 1-4 Unit - Purchase	27,383	27,068	315	6
Residential 1-4 Unit - Refinance	90,666	83,143	7,523	535
Short Term 1-4 Unit - Purchase	1,180	1,180	—	—
Short Term 1-4 Unit - Refinance	13,336	13,336	—	—
Total	$237,392	$225,543	$11,849	$1,019

	December 31, 2024
	Total Nonaccrual	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Allowance for Loans Individually Evaluated
	(In thousands)
Commercial - Purchase	$33,290	$32,294	$996	$85
Commercial - Refinance	99,683	96,155	3,528	421
Residential 1-4 Unit - Purchase	29,573	29,573	—	—
Residential 1-4 Unit - Refinance	122,439	114,265	8,174	450
Short Term 1-4 Unit - Purchase	4,754	4,754	—	—
Short Term 1-4 Unit - Refinance	23,556	23,341	215	73
Total	$313,295	$300,382	$12,913	$1,029

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

The following table presents the amortized cost basis in the loans held for investment as of December 31, 2025 and 2024, and the amount of accrued interest receivable written off by reversing interest income by portfolio segment of loans that have been placed on nonaccrual for the years ended December 31, 2025 and 2024:

	December 31,
	2025		2024
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
	(In thousands)
Commercial - Purchase	$489,735	$806	$565,815	$757
Commercial - Refinance	609,275	1,025	714,970	1,601
Residential 1-4 Unit - Purchase	352,218	417	420,107	783
Residential 1-4 Unit - Refinance	532,893	1,059	668,869	1,736
Short Term 1-4 Unit - Purchase	30,778	80	30,816	253
Short Term 1-4 Unit - Refinance	17,884	116	23,713	203
Total	$2,032,783	$3,503	$2,424,290	$5,333

For the years ended December 31, 2025 and 2024, the cash basis interest income recognized on nonaccrual loans, including loans held for investment at fair value, was $46.7 million and $36.7 million, respectively. No accrued interest income was recognized on nonaccrual loans for the years ended December 31, 2025 and 2024. The average recorded investment of individually evaluated loans, computed using month-end balances, was $277.4 million and $322.2 million for the years ended December 31, 2025 and 2024, respectively. There were no commitments to lend additional funds to debtors whose loans have been modified as of December 31, 2025 and 2024.

Allowance for Credit Losses

The following tables present the activity in the allowance for credit losses for the years ended December 31, 2025 and 2024:

	December 31, 2025
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Balance - January 1, 2025	$662	$1,399	$746	$1,281	$12	$74	$4,174
Provision for (reversal of) credit losses	(214)	2,187	370	1,639	50	1,773	5,805
Charge-offs	(103)	(1,728)	(345)	(1,380)	(55)	(1,847)	(5,458)
Ending balance	$345	$1,858	$771	$1,540	$7	$—	$4,521

Allowance related to:
Loans individually evaluated	$76	$402	$6	$535	$—	$—	$1,019
Loans collectively evaluated	$269	$1,456	$766	$1,004	$7	$—	$3,502
Amortized cost related to:
Loans individually evaluated	$30,429	$74,398	$27,383	$90,666	$1,180	$13,336	$237,392
Loans collectively evaluated	$459,306	$534,877	$324,835	$442,227	$29,598	$4,548	$1,795,391

	December 31, 2024
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Balance - January 1, 2024	$935	$1,805	$585	$1,256	$23	$165	$4,769
Provision for (reversal of) credit losses	(212)	(342)	800	386	140	401	1,173
Charge-offs	(61)	(64)	(639)	(361)	(151)	(492)	(1,768)
Ending balance	$662	$1,399	$746	$1,281	$12	$74	$4,174

Allowance related to:
Loans individually evaluated	$85	$421	$—	$450	$—	$73	$1,029
Loans collectively evaluated	$577	$978	$746	$831	$12	$1	$3,145
Amortized cost related to:
Loans individually evaluated	$33,290	$99,683	$29,573	$122,439	$4,754	$23,556	$313,295
Loans collectively evaluated	$532,525	$615,287	$390,534	$546,430	$26,062	$157	$2,110,995

Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-off rate in relation to its nonperforming loans as a credit quality indicator. The charge-offs rates were 1.99%, 0.55% and 0.62% of average nonperforming loans at amortized cost for the years ended December 31, 2025, 2024 and 2023, respectively.

Other credit quality indicators include aging status and accrual status. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. Past due status is based on the contractual terms of the loan. The following tables present the aging status of the amortized cost basis in the loans held for investment portfolio, which include $127.3 million and $144.2 million loans in the Company’s COVID-19 forbearance program, excluding loans held for investment at fair value, as of December 31, 2025 and 2024, respectively:

December 31, 2025	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated:
Commercial - Purchase	$197	$2,499	$27,733	$30,429	$—	$30,429
Commercial - Refinance	4,403	3,817	66,178	74,398	—	74,398
Residential 1-4 Unit - Purchase	2,621	688	24,074	27,383	—	27,383
Residential 1-4 Unit - Refinance	4,169	2,376	84,121	90,666	—	90,666
Short Term 1-4 Unit - Purchase	—	—	1,180	1,180	—	1,180
Short Term 1-4 Unit - Refinance	—	—	13,336	13,336	—	13,336
Total loans individually evaluated	$11,390	$9,380	$216,622	$237,392	$—	$237,392
Loans collectively evaluated:
Commercial - Purchase	$17,461	$10,059	$—	$27,520	$431,786	$459,306
Commercial - Refinance	29,871	12,111	—	41,982	492,895	534,877
Residential 1-4 Unit - Purchase	8,996	4,474	—	13,470	311,365	324,835
Residential 1-4 Unit - Refinance	26,912	17,494	—	44,406	397,821	442,227
Short Term 1-4 Unit - Purchase	—	—	—	—	29,598	29,598
Short Term 1-4 Unit - Refinance	—	4,548	—	4,548	—	4,548
Total loans collectively evaluated	$83,240	$48,686	$—	$131,926	$1,663,465	$1,795,391
Ending balance	$94,630	$58,066	$216,622	$369,318	$1,663,465	$2,032,783
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

December 31, 2024	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated:
Commercial - Purchase	$387	$555	$32,348	$33,290	$—	$33,290
Commercial - Refinance	3,903	3,326	92,454	99,683	—	99,683
Residential 1-4 Unit - Purchase	606	957	28,010	29,573	—	29,573
Residential 1-4 Unit - Refinance	4,784	708	116,947	122,439	—	122,439
Short Term 1-4 Unit - Purchase	—	—	4,754	4,754	—	4,754
Short Term 1-4 Unit - Refinance	—	203	23,353	23,556	—	23,556
Total loans individually evaluated	$9,680	$5,749	$297,866	$313,295	$—	$313,295
Loans collectively evaluated:
Commercial - Purchase	$19,633	$12,027	$—	$31,660	$500,865	$532,525
Commercial - Refinance	37,480	12,132	—	49,612	565,675	615,287
Residential 1-4 Unit - Purchase	16,040	7,479	—	23,519	367,015	390,534
Residential 1-4 Unit - Refinance	32,398	14,302	—	46,700	499,730	546,430
Short Term 1-4 Unit - Purchase	10,073	—	—	10,073	15,989	26,062
Short Term 1-4 Unit - Refinance	—	—	—	—	157	157
Total loans collectively evaluated	$115,624	$45,940	$—	$161,564	$1,949,431	$2,110,995
Ending balance	$125,304	$51,689	$297,866	$474,859	$1,949,431	$2,424,290
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

The following table presents the aging of the amortized cost basis of loans held for investment in the Company’s COVID-19 forbearance program as of December 31, 2025 and 2024:

December 31, 2025	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated:
Commercial - Refinance	$—	$—	$1,218	$1,218	$—	$1,218
Residential 1-4 Unit - Purchase	2,301	986	11,073	14,360	—	14,360
Residential 1-4 Unit - Refinance	—	—	1,722	1,722	—	1,722
Short Term 1-4 Unit - Purchase	—	—	4,834	4,834	—	4,834
Short Term 1-4 Unit - Refinance	—	—	7,733	7,733	—	7,733
Total loans individually evaluated	$2,301	$986	$26,580	$29,867	$—	$29,867
Loans collectively evaluated:
Commercial - Purchase	$787	$1,913	$—	$2,700	$9,271	$11,971
Commercial - Refinance	1,889	802	—	2,691	33,605	36,296
Residential 1-4 Unit - Purchase	131	—	—	131	4,106	4,237
Residential 1-4 Unit - Refinance	607	363	—	970	14,390	15,360
Short Term 1-4 Unit - Purchase	—	—	—	—	29,597	29,597
Total loans collectively evaluated	$3,414	$3,078	$—	$6,492	$90,969	$97,461
Ending balance	$5,715	$4,064	$26,580	$36,359	$90,969	$127,328
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

December 31, 2024	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated:
Commercial - Purchase	$230	$162	$4,496	$4,888	$—	$4,888
Commercial - Refinance	242	1,491	17,749	19,482	—	19,482
Residential 1-4 Unit - Purchase	607	—	1,124	1,731	—	1,731
Residential 1-4 Unit - Refinance	90	—	6,066	6,156	—	6,156
Short Term 1-4 Unit - Refinance	—	—	8,200	8,200	—	8,200
Total loans individually evaluated	$1,169	$1,653	$37,635	$40,457	$—	$40,457
Loans collectively evaluated:
Commercial - Purchase	$1,768	$—	$—	$1,768	$12,546	$14,314
Commercial - Refinance	6,169	412	—	6,581	35,322	41,903
Residential 1-4 Unit - Purchase	793	—	—	793	4,503	5,296
Residential 1-4 Unit - Refinance	1,708	458	—	2,166	16,093	18,259
Short Term 1-4 Unit - Purchase	9,154	—	—	9,154	14,864	24,018
Total loans collectively evaluated	$19,592	$870	$—	$20,462	$83,328	$103,790
Ending balance	$20,761	$2,523	$37,635	$60,919	$83,328	$144,247
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of December 31, 2025 and 2024.

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2025	2022	2021	2020	2019	Prior	Total
	(In thousands)
Commercial - Purchase
Payment performance
Performing	$195,654	$183,471	$22,409	$26,427	$31,345	$459,306
Nonperforming	9,992	12,081	2,981	3,819	1,556	30,429
Total Commercial - Purchase	$205,646	$195,552	$25,390	$30,246	$32,901	$489,735

Commercial - Refinance
Payment performance
Performing	$184,326	$152,510	$32,023	$64,788	$101,230	$534,877
Nonperforming	18,536	14,907	4,308	14,815	21,832	74,398
Total Commercial - Refinance	$202,862	$167,417	$36,331	$79,603	$123,062	$609,275

Residential 1-4 Unit - Purchase
Payment performance
Performing	$144,277	$142,870	$4,718	$13,852	$19,118	$324,835
Nonperforming	10,318	10,958	1,390	788	3,929	27,383
Total Residential 1-4 Unit - Purchase	$154,595	$153,828	$6,108	$14,640	$23,047	$352,218

Residential 1-4 Unit - Refinance
Payment performance
Performing	$182,214	$165,344	$13,247	$38,741	$42,681	$442,227
Nonperforming	27,281	34,311	3,178	11,342	14,554	90,666
Total Residential 1-4 Unit - Refinance	$209,495	$199,655	$16,425	$50,083	$57,235	$532,893

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$—	$—	$21,904	$7,694	$—	$29,598
Nonperforming	597	—	583	—	—	1,180
Total Short Term 1-4 Unit - Purchase	$597	$—	$22,487	$7,694	$—	$30,778

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$4,548	$—	$—	$—	$—	$4,548
Nonperforming	916	—	1,844	8,230	2,346	13,336
Total Short Term 1-4 Unit - Refinance	$5,464	$—	$1,844	$8,230	$2,346	$17,884

Total Portfolio	$778,659	$716,452	$108,585	$190,496	$238,591	$2,032,783

Gross charge-offs - quarter-ended December 31, 2025	$1,321	$422	$—	$—	$276	$2,019

Gross charge-offs - year-ended December 31, 2025	$4,120	$751	$45	$75	$467	$5,458

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2024	2022	2021	2020	2019	Prior	Total
	(In thousands)
Commercial - Purchase
Payment performance
Performing	$223,564	$210,742	$24,253	$33,505	$40,461	$532,525
Nonperforming	13,046	6,524	4,994	5,758	2,968	33,290
Total Commercial - Purchase	$236,610	$217,266	$29,247	$39,263	$43,429	$565,815

Commercial - Refinance
Payment performance
Performing	$207,766	$167,568	$40,772	$76,886	$122,295	$615,287
Nonperforming	26,624	19,172	4,305	18,708	30,874	99,683
Total Commercial - Refinance	$234,390	$186,740	$45,077	$95,594	$153,169	$714,970

Residential 1-4 Unit - Purchase
Payment performance
Performing	$173,252	$167,804	$8,166	$17,740	$23,572	$390,534
Nonperforming	9,724	12,384	1,704	657	5,104	29,573
Total Residential 1-4 Unit - Purchase	$182,976	$180,188	$9,870	$18,397	$28,676	$420,107

Residential 1-4 Unit - Refinance
Payment performance
Performing	$226,187	$201,247	$16,116	$46,487	$56,393	$546,430
Nonperforming	46,873	34,974	7,560	15,176	17,856	122,439
Total Residential 1-4 Unit - Refinance	$273,060	$236,221	$23,676	$61,663	$74,249	$668,869

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$2,044	$—	$17,985	$6,033	$—	$26,062
Nonperforming	4,170	—	584	—	—	4,754
Total Short Term 1-4 Unit - Purchase	$6,214	$—	$18,569	$6,033	$—	$30,816

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$157	$—	$—	$—	$—	$157
Nonperforming	8,293	—	2,186	9,042	4,035	23,556
Total Short Term 1-4 Unit - Refinance	$8,450	$—	$2,186	$9,042	$4,035	$23,713

Total Portfolio	$941,700	$820,415	$128,625	$229,992	$303,558	$2,424,290

Gross charge-offs - quarter-ended December 31, 2024	$111	$184	$—	$265	$139	$699

Gross charge-offs - year-ended December 31, 2024	$1,132	$219	$—	$265	$152	$1,768

Nonaccrual Loans - Loans Held for Investment at Fair Value

The following table presents the aggregate fair value of loans held for investment at fair value that are 90 days or more past due and/or in nonaccrual status, and the difference between the aggregate fair value and the aggregate unpaid principal balance as of December 31, 2025 and 2024, by loan segments:

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 Days	90+ Days Past Due		Current–89 Days	90+ Days Past Due		90+ Days Past Due
December 31, 2025	Past Due	or Nonaccrual	Total	Past Due	or Nonaccrual	Total	or Nonaccrual
	(In thousands)
Commercial - Purchase	$917,607	$34,903	$952,510	$841,434	$41,485	$882,919	$(6,582)
Commercial - Refinance	1,449,157	60,074	1,509,231	1,325,078	70,790	1,395,868	(10,716)
Residential 1-4 Unit - Purchase	509,464	31,108	540,572	486,499	36,781	523,280	(5,673)
Residential 1-4 Unit - Refinance	1,431,311	121,826	1,553,137	1,356,593	143,147	1,499,740	(21,321)
Short Term 1-4 Unit - Purchase	64,004	11,206	75,210	63,552	13,009	76,561	(1,803)
Short Term 1-4 Unit - Refinance	86,446	12,763	99,209	84,488	14,968	99,456	(2,205)
Ending balance	$4,457,989	$271,880	$4,729,869	$4,157,644	$320,180	$4,477,824	$(48,300)

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 Days	90+ Days Past Due		Current–89 Days	90+ Days Past Due		90+ Days Past Due
December 31, 2024	Past Due	or Nonaccrual	Total	Past Due	or Nonaccrual	Total	or Nonaccrual
	(In thousands)
Commercial - Purchase	$505,244	$15,636	$520,880	$466,526	$18,586	$485,112	$(2,950)
Commercial - Refinance	672,504	24,129	696,633	620,332	29,195	649,527	(5,066)
Residential 1-4 Unit - Purchase	381,660	28,352	410,012	366,431	34,457	400,888	(6,105)
Residential 1-4 Unit - Refinance	862,971	103,985	966,956	819,633	126,340	945,973	(22,355)
Short Term 1-4 Unit - Purchase	78,863	3,981	82,844	78,207	4,854	83,061	(873)
Short Term 1-4 Unit - Refinance	76,277	13,349	89,626	74,620	16,036	90,656	(2,687)
Ending balance	$2,577,519	$189,432	$2,766,951	$2,425,749	$229,468	$2,655,217	$(40,036)

Note 7 — Mortgage Loans on Real Estate

The following tables present the Company’s loans (UPB) collateralized by real estate as of December 31, 2025 and 2024:

	December 31, 2025
Description	Interest Rate	Final Maturity Date Through	Unpaid Principal Balance(1)(2)	Nonaccrual Unpaid Principal Balance
	($ in thousands)
1-4 unit residential(3)
Under $1.0 million	4.0% - 14.0%	January 1, 2056	$2,444,842	$230,210
$1.0 million and over	4.0% - 13.0%	January 1, 2056	679,222	108,781
			3,124,064	338,991
Traditional commercial(4)
Under $1.0 million	4.0% - 14.0%	January 1, 2056	2,157,708	122,605
$1.0 million and over	4.0% - 13.2%	January 1, 2056	1,209,566	92,944
			3,367,274	215,549
Total at December 31, 2025			$6,491,338	$554,540

	December 31, 2024
Description	Interest Rate	Final Maturity Date Through	Unpaid Principal Balance(1)(2)	Nonaccrual Unpaid Principal Balance
	($ in thousands)
1-4 unit residential(3)
Under $1.0 million	4.0% - 15.0%	January 1, 2055	$2,022,878	$253,887
$1.0 million and over	4.0% - 13.2%	January 1, 2055	630,386	106,382
			2,653,264	360,269
Traditional commercial(4)
Under $1.0 million	4.0% - 14.0%	January 1, 2055	1,668,507	128,590
$1.0 million and over	4.0% - 13.3%	January 1, 2055	734,166	50,579
			2,402,673	179,169
Total at December 31, 2024			$5,055,937	$539,438
(1)
The aggregate cost of the Company’s loan portfolio for Federal income tax purposes were $6.8 billion and $5.2 billion as of December 31, 2025 and 2024, respectively.
(2)
As of December 31, 2025 and 2024, $224.7 million and $228.3 million, respectively, of the total UPB were interest-only loans with interest payable monthly and the principal payable at maturity.
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

The following table presents the reconciliation of the UPB of mortgage loans for the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
	(In thousands)
Balance at beginning of period	$5,055,937	$4,072,890	$3,512,486
Addition during period:
New mortgage loans	2,715,511	1,841,154	1,117,846
Acquisition	—	17,177	13,075
Capitalized Interest	2,304	1,403	2,395
Deduction during period:
Collection of principal	(993,105)	(750,752)	(474,406)
Collection of capitalized interest	(420)	(1,463)	(570)
Foreclosures	(110,257)	(51,553)	(52,208)
Mortgages sold	(178,632)	(72,919)	(45,728)
Balance at end of period	$6,491,338	$5,055,937	$4,072,890

Note 8 — Receivables Due from Servicers

The following tables summarize receivables due from servicers as of December 31, 2025 and 2024:

	December 31, 2025
	Securitized Debt	Warehouse and Repurchase Facilities and Other	Total
	(In thousands)
Loan principal payments due from servicers	$75,922	$4,221	$80,143
Other loan servicing receivables	28,972	2,822	31,794
Loan servicing receivables	104,894	7,043	111,937
Corporate and escrow advances receivable	38,027	938	38,965
Total receivables due from servicers	$142,921	$7,981	$150,902

	December 31, 2024
	Securitized Debt	Warehouse and Repurchase Facilities and Other	Total
	(In thousands)
Loan principal payments due from servicers	$61,907	$1,695	$63,602
Other loan servicing receivables	17,246	5,404	22,650
Loan servicing receivables	79,153	7,099	86,252
Corporate and escrow advances receivable	33,387	3,855	37,242
Total receivables due from servicers	$112,540	$10,954	$123,494

Note 9 — Property and Equipment, Net

As of December 31, 2025 and 2024, property and equipment consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Furniture	$732	$781
Computer equipment	918	982
Office equipment	259	282
Leasehold improvements	85	577
Capitalized software	7,263	7,010
	9,257	9,632
Accumulated depreciation and amortization	(7,842)	(7,982)
Ending balance	$1,415	$1,650

For the year ended December 31, 2025, depreciation and amortization expense was $0.5 million, and $0.8 million for each of the years ended December 31, 2024 and 2023.

The Company engaged a third-party consulting firm to assist in the building and implementation of a data warehouse and loan origination systems. The data warehouse was placed into service in 2017 and the loan origination system (“LOS”) was placed into service in 2018. The total capitalized costs for the data warehouse and the LOS were $5.7 million as of December 31, 2025 and 2024. Total accumulated depreciation and amortization included accumulated amortization on the data warehouse and the LOS of $5.1 million and $4.8 million as of December 31, 2025 and 2024, respectively. The estimated aggregate amortization expense related to capitalized software for each of the next five years is $0.4 million for 2026, $0.3 million for 2027, $0.1 million for 2028, and the amounts are immaterial for 2029 and thereafter.

Note 10 — Real Estate Owned, Net

The Company’s real estate owned activities were as follows during the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
	(In thousands)
Beginning balance	$68,000	$44,268	$13,325
Additions	120,516	58,556	56,025
Capitalized improvements	1,285	—	—
Sales	(53,992)	(28,703)	(21,179)
Valuation adjustments	(17,520)	(6,121)	(3,903)
Ending balance	$118,289	$68,000	$44,268

As of December 31, 2025, the carrying value of real estate owned was $118.3 million, of which $114.5 million were pledged as collateral for the Company's securitized debt. As of December 31, 2024, the carrying value of real estate owned was $68.0 million, of which $10.2 million were pledged as collateral under a warehouse repurchase agreement and $57.8 million were pledged as collateral for the Company's securitized debt.

The following table summarizes information about real estate operating income and expenses, realized gains and losses on sales of real estate, and unrealized gains and losses resulting from adjustments to valuation allowances for the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
	(In thousands)
Operating income	$468	$387	$—
Operating expenses	(7,302)	(4,571)	(2,818)
Valuation adjustments	(17,520)	(6,121)	(3,903)
Net gain on sales of real estate	1,445	4,275	568
Total	$(22,909)	$(6,030)	$(6,153)

Net gain (loss) on sales of real estate represents the difference between the net proceeds from the liquidation of the underlying properties and their respective carrying values. The following table provides additional information about the number of properties sold and the gross gains and losses recognized in “Real estate owned, net”, in the Consolidated Statements of Income, for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024		2023
	Properties Sold	Gain (Loss)	Properties Sold	Gain (Loss)	Properties Sold	Gain (Loss)
	($ in thousands)
Sales resulting in gains	85	$2,792	41	$5,102	24	$1,442
Sales resulting in losses	66	(1,347)	21	(827)	19	(874)
Total	151	$1,445	62	$4,275	43	$568

Note 11 — Mortgage Servicing Rights

Mortgage loans sold with servicing retained are related to the Century business and not included in the Consolidated Balance Sheets. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Fair value adjustments recorded at the end of the current period reflect valuation changes from the prior period-end.

The following table presents the Company’s mortgage servicing rights, unpaid principal balance of GNMA loans serviced for GNMA by Century and nonperforming loans serviced for BPC MC Trust, a related party (see Note 26 — Warrants and Related Party Transactions), and significant assumptions used in determining the fair value of servicing rights as of December 31, 2025, 2024 and 2023:

	Mortgage Servicing Rights	UPB Serviced	Weighted Average Discount Rate	Weighted Average Conditional Prepayment Rate
	($ in thousands)
December 31, 2025
GNMA loans	$12,748	$820,070	8.0%	5.6%
Nonperforming loans	215	128,047	15.0	36.5
Total	$12,963	$948,117	8.9	9.7
December 31, 2024
GNMA loans	$13,712	$807,916	8.0	5.1
December 31, 2023
GNMA loans	$8,578	$490,873	8.0	6.5

The following table presents the Company’s mortgage servicing rights activity for the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
	(In thousands)
Balance at the beginning of year	$13,712	$8,578	$9,238
Mortgage servicing rights acquired	—	4,759	—
Additions	249	—	—
Fair value adjustments	(998)	375	(660)
Balance at the end of year	$12,963	$13,712	$8,578

Note 12 — Derivative Instruments

In September 2023, the Company began utilizing derivative instruments designated as cash flow hedges to manage the exposure to interest rate volatility related to its forecasted issuances of fixed-rate debt through its securitization process. The derivative instruments include forward starting interest rate swaps or interest rate payer and receiver swaptions. The Company’s risk management objective is to hedge the risk of variability in its interest payment cash flows attributable to changes in the benchmark SOFR between the time the fixed rate mortgages are originated and the fixed rate debt is issued. As of December 31, 2025, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years.

The gains or losses on the derivative instruments that are designated and qualify as cash flow hedges are reported as a component of AOCI. Beginning in the period in which the forecasted debt is issued and the related derivative instruments are terminated, the accumulated gains or losses associated with the terminated derivatives are then reclassified into interest expense as a yield adjustment over the term of the related debt. For the years ended December 31, 2025, 2024 and 2023, $678 thousand of after-tax net loss, $14 thousand and $50 thousand of after-tax net gains, respectively, on terminated derivative instruments, were reclassified from AOCI to interest expense. As of December 31, 2025 and 2024, the Company had $2.6 million and $0.8 million, respectively, of after-tax net unrealized losses associated with cash flow hedging instruments recorded in AOCI. As of December 31, 2025, the Company expects to reclassify an estimated $0.8 million of after-tax net unrealized loss on derivative instruments designated as cash flow hedges from AOCI into earnings over the next 12 months.

The following tables present the fair value of the Company’s derivative financial instruments on a gross basis, as well as its classification on the Company’s Consolidated Balance Sheets as of December 31, 2025 and 2024:

		December 31, 2025
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Fair Value (1)
Cash flow hedges:		(In thousands)
Interest rate payer and receiver swaptions	Derivative asset	$215,000	$66

December 31, 2024
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Fair Value (1)
Cash flow hedges:		(In thousands)
Forward starting payer interest rate swaps	Derivative liability	$—	$—
(1)
Fair value reported is exclusive of collateral held and pledged, related to derivative exposure between the Company and its derivative counterparty. As of December 31, 2025, $0.1 million was pledged to its derivative counterparty. As of December 31, 2024, no collateral was pledged to its derivative counterparty. These amounts were included in “Other receivables” on the Consolidated Balance Sheets.

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

Note 13 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss) balances for the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
	(In thousands)
Beginning balance	$(805)	$(1,210)	$—
Net unrealized gain (loss) on cash flow hedges arising during the period, net of tax	(2,475)	419	(1,160)
Reclassification adjustments included in net income	678	(14)	(50)
Ending balance	$(2,602)	$(805)	$(1,210)

The following table presents the components of other comprehensive income (loss) and the related tax effect for the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025			2024			2023
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
	(In thousands)
Cash flow hedges:
Interest rate swaps/swaptions:
Net unrealized gain (loss) arising during the period	$(3,717)	$1,242	$(2,475)	$583	$(164)	$419	$(1,568)	$408	$(1,160)
Reclassification adjustments included in net income	952	(274)	678	(19)	5	(14)	(69)	19	(50)
Other comprehensive income (loss)	$(2,765)	$968	$(1,797)	$564	$(159)	$405	$(1,637)	$427	$(1,210)

Note 14 — Goodwill

FASB ASC 350, Intangibles - Goodwill and Other, requires a company to perform an impairment test on goodwill annually, or more frequently if events or changes in circumstance indicate that the asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The goodwill was recorded as part of the purchase accounting of Century on December 28, 2021. Management has assessed goodwill and concluded that no impairment existed as of December 31, 2025 and 2024.

The following table presents the activity for goodwill for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
	(In thousands)
Balance at the beginning of year	$6,775	$6,775
Balance at end of year	$6,775	$6,775

Note 15 — Other Assets

Other assets were comprised of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
	(In thousands)
Prepaid expenses	$2,706	$2,145
Deferred costs	640	840
Income tax receivable	1,568	—
Operating leases - right of use assets, net	2,825	2,501
Other assets	1,712	188
Total other assets	$9,451	$5,674

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

The Company uses its incremental borrowing rates to determine the present value of its lease liabilities. The weighted average borrowing rate was 8.49%, 8.80% and 7.72% as of December 31, 2025, 2024 and 2023, respectively. The Company’s leases have remaining terms ranging from two years to five years, and the weighted average remaining lease term was 4.1 years as of December 31, 2025. Short-term leases (initial term of less than 12 months) are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term.

As of December 31, 2025 and 2024, operating lease ROU assets included in other assets were $2.8 million and $2.5 million, respectively. Operating lease liabilities included in accounts payable and accrued expenses were $3.1 million and $2.7 million as of December 31, 2025, and 2024, respectively. Operating lease expense is a component of “Rent and occupancy” on the Consolidated Statements of Income. Operating lease expense was $1.1 million for the year ended December 31, 2025 and $1.9 million for each of the years ended December 31, 2024 and 2023, and included short-term leases that were immaterial.

The following table presents supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$948	$1,416	$1,602
ROU assets obtained in exchange for lease obligations:
Operating leases	$1,829	$1,180	$1,689

The following table presents maturities of operating lease liabilities as of December 31, 2025:

December 31, 2025
(In thousands)
2026	$994
2027	1,083
2028	892
2029	670
2030	330
Thereafter	206
Total lease payments	4,175
Less: Imputed interest	(1,071)
Present value of lease liabilities	$3,104

Note 17 — Securitized Debt at Amortized Cost and Securitized Debt at Fair Value

As of December 31, 2025, the Company is the sole beneficial interest holder of 35 Trusts, which are consolidated variable interest entities included in the consolidated financial statements as the Company is the primary beneficiary of these VIEs. The Company has the power to direct significant activities of these VIEs because it has the ability to exercise discretion in the servicing of the financial assets of the VIEs. The Company retains a portion of the economic interests in the Trusts, which the Company has determined is significant to each Trust, and can include a portion of the senior interests, the subordinated interests, or residual interests.

The transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 10% to 30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from March 2030 through December 2055.

The following tables summarize securitized debt at amortized cost and securitized debt at fair value as of December 31, 2025 and 2024:

	December 31,
Securitized Debt at Amortized Cost	2025	2024
	(In thousands)
Unpaid principal balance	$1,734,350	$2,049,790
Deferred issuance costs and discounts	(28,761)	(30,734)
Total securitized debt at amortized cost	$1,705,589	$2,019,056

	December 31,
Securitized Debt at Fair Value	2025	2024
	(In thousands)
Unpaid principal balance	$4,229,767	$2,219,218
Adjustment at issuance to recognize fair value (1)	(28,022)	(18,231)
Fair value at issuance	4,201,745	2,200,987
Valuation adjustment subsequent to issuance (2)	36,875	6,421
Fair value adjustment related to refinance of securitization trust	(1,883)	—
Total securitized debt at fair value	$4,236,737	$2,207,408
(1)
Balance sheet adjustment to recognize fair value at issuance. This valuation adjustment is not recognized in net income.
(2)
Valuation adjustment recognized in net income. No valuation change is due to instrument specific credit risk as the Company’s (issuer) credit risk has not changed.

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of securitized debt at fair value as of December 31, 2025 and 2024:

	Fair Value	Unpaid Principal Balance	Difference
	(In thousands)
December 31, 2025	$4,236,737	$4,229,767	$6,970
December 31, 2024	2,207,408	2,219,218	(11,810)

The following table presents the effective interest rate of securitized debt at amortized cost and securitized debt at fair value for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Interest expense	$308,501	$220,427	$164,742
Average outstanding unpaid principal balance	5,053,930	3,780,660	3,113,500
Effective interest rate (1)	6.10%	5.83%	5.29%
(1)
Effective interest rate represents interest expense divided by average gross outstanding balance, which includes average rates of 5.98%, 5.60% and 4.79% and debt issuance cost amortization of 0.12%, 0.23% and 0.50% as of December 31, 2025, 2024 and 2023, respectively.

Accumulated interest represents the Company's total ownership interest in each trust which is the difference between the UPB of the loan collateral and the principal amount due external bondholders. The following table summarizes securities issued at the time of securitization, accumulated interest (deficit) as of December 31, 2025 and 2024, and the stated maturity for each outstanding securitized debt:

		Accumulated Interest (Deficit) as of December 31,
Trusts	Securities Issued	2025	2024	Stated Maturity Date
	(In thousands)
2017-2 Trust	$245,601	$6,693	$6,807	October 2047
2018-1 Trust	176,816	4,967	5,005	April 2048
2018-2 Trust	307,988	10,001	10,714	October 2048
2019-1 Trust	235,580	12,021	12,131	March 2049
2019-2 Trust	207,020	6,644	6,699	July 2049
2019-3 Trust	154,419	5,792	6,650	October 2049
2020-1 Trust	248,700	8,881	11,498	February 2050
2021-1 Trust	251,301	13,097	11,873	May 2051
2021-2 Trust	194,918	5,056	7,624	August 2051
2021-3 Trust	204,205	5,875	4,990	October 2051
2021-4 Trust	319,116	6,974	8,988	December 2051
2022-1 Trust	273,594	9,304	11,704	February 2052
2022-2 Trust	241,388	11,611	14,048	March 2052
2022-MC1 Trust	84,967	—	58,889	May 2047
2022-3 Trust	296,323	25,409	26,118	May 2052
2022-4 Trust	308,357	20,062	28,467	July 2052
2022-5 Trust	188,754	17,162	64,439	October 2052
2023-1 Trust	198,715	17,030	43,620	December 2052
2023-1R Trust	64,833	—	(38,508)	October 2025
2023-2 Trust	202,210	10,669	14,207	April 2053
2023-RTL1 Trust	81,608	—	4,570	July 2028
2023-3 Trust	234,741	7,055	15,762	July 2053
2023-4 Trust	202,890	8,227	7,854	November 2053
2024-1 Trust	209,862	9,714	16,734	January 2054
2024-2 Trust	286,235	17,786	13,768	April 2054
2024-3 Trust	204,599	7,172	7,874	June 2054
2024-4 Trust	253,612	13,358	5,414	July 2054
2024-5 Trust	292,880	14,220	8,077	October 2054
2024-6 Trust	293,895	18,490	6,304	December 2054
2025-1 Trust	342,791	18,152	—	February 2055
2025-RTL1 Trust	111,395	7,048	—	March 2030
2025-2 Trust	377,526	20,898	—	April 2055
2025-MC1 Trust	114,136	20,925	—	May 2055
2025-3 Trust	382,461	15,367	—	June 2055
2025-P1 Trust	190,865	5,370	—	July 2055
2025-4 Trust	457,543	14,769	—	September 2055
2025-P2 Trust	207,013	5,305	—	October 2055
2025-5 Trust	439,292	11,346	—	December 2055
Total	$9,088,149	$412,450	$402,320

The following table summarizes outstanding bond balances for each securitized debt as of December 31, 2025 and 2024:

	December 31,
	2025	2024
	(In thousands)
2017-2 Trust	$22,445	$33,012
2018-1 Trust	17,828	24,482
2018-2 Trust	46,790	59,091
2019-1 Trust	50,131	60,459
2019-2 Trust	38,266	46,872
2019-3 Trust	37,606	46,827
2020-1 Trust	76,345	91,135
2021-1 Trust	126,176	152,995
2021-2 Trust	108,845	125,391
2021-3 Trust	113,979	136,510
2021-4 Trust	187,001	214,284
2022-1 Trust	190,618	217,190
2022-2 Trust	170,257	191,764
2022-MC1 Trust	—	12,041
2022-3 Trust	203,208	234,647
2022-4 Trust	204,089	232,064
2022-5 Trust	140,766	132,519
2023-1 Trust	134,177	144,724
2023-1R Trust	—	38,508
2023-2 Trust	116,579	157,198
2023-RTL1 Trust	—	81,608
2023-3 Trust	147,149	195,799
2023-4 Trust	136,392	181,307
2024-1 Trust	138,490	178,234
2024-2 Trust	199,850	260,500
2024-3 Trust	162,649	191,583
2024-4 Trust	187,255	243,945
2024-5 Trust	240,918	290,552
2024-6 Trust	259,120	293,767
2025-1 Trust	312,863	—
2025-RTL1 Trust	111,395	—
2025-2 Trust	350,312	—
2025-MC1 Trust	91,607	—
2025-3 Trust	365,978	—
2025-P1 Trust	185,424	—
2025-4 Trust	445,803	—
2025-P2 Trust	206,550	—
2025-5 Trust	437,256	—
Total outstanding bond balance	$5,964,117	$4,269,008

As of December 31, 2025 and 2024, the weighted average rates on the securities and certificates for the Trusts were as follows:

	December 31,
	2025	2024
2017-2 Trust	4.23%	4.09%
2018-1 Trust	4.35	4.13
2018-2 Trust	4.53	4.47
2019-1 Trust	4.11	4.07
2019-2 Trust	3.46	3.41
2019-3 Trust	3.29	3.30
2020-1 Trust	2.88	2.88
2020-2 Trust	—	4.63
2021-1 Trust	1.77	1.76
2021-2 Trust	2.03	2.04
2021-3 Trust	2.48	2.47
2021-4 Trust	3.25	3.25
2022-1 Trust	3.94	3.94
2022-2 Trust	5.05	5.06
2022-MC1 Trust (1)	6.78	6.90
2022-3 Trust	5.68	5.72
2022-4 Trust	6.23	6.21
2022-5 Trust	7.26	7.04
2023-1 Trust	7.23	7.02
2023-1R Trust (1)	13.75	7.57
2023-2 Trust	7.66	7.33
2023-RTL1 Trust (1)	9.86	8.24
2023-3 Trust	8.16	7.94
2023-4 Trust	8.63	8.33
2024-1 Trust	7.56	7.75
2024-2 Trust	7.46	7.11
2024-3 Trust	7.26	7.20
2024-4 Trust	6.76	7.08
2024-5 Trust	6.00	6.14
2024-6 Trust	6.39	5.92
2025-1 Trust	6.59	—
2025-RTL1 Trust	7.17	—
2025-2 Trust	6.41	—
2025-MC1 Trust	8.49	—
2025-3 Trust	6.46	—
2025-P1 Trust	6.57	—
2025-4 Trust	5.76	—
2025-P2 Trust	6.06	—
2025-5 Trust	6.10	—
(1)
The higher weighted average rate could have resulted from additional interest paid to collapse the Trust during the year.

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

Secured Financing, Net (“Corporate Debt”)

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement (“the 2022 Term Loan”). The 2022 Term Loan bears interest at a fixed rate of 7.125% and matures on March 15, 2027. Interest on the 2022 Term Loan is paid every six months. As of December 31, 2025 and 2024, the balance of the 2022 Term Loan was $215.0 million. The 2022 Term Loan was paid off on January 30, 2026 with proceeds from the issuance and sale of $500 million 2026 Term Notes. See Note 30 — Subsequent Events.

On February 5, 2024, the Company entered into a five-year $75.0 million syndicated corporate debt agreement, the (“the 2024 Term Loan”). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months. As of December 31, 2025 and 2024, the balance of the 2024 Term Loan was $75.0 million.

The total balance of the 2022 Term Loan and the 2024 Term Loan (“Corporate Debt”) in the Consolidated Balance Sheets is net of debt issuance costs and discount of $3.3 million and $5.2 million as of December 31, 2025 and 2024, respectively. The Corporate Debt is secured by substantially all assets of the Company not otherwise pledged under a securitized debt or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of December 31, 2025, the Company was in compliance with all covenants.

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

Certain loans are pledged as collateral under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of December 31, 2025 and 2024, the Company was in compliance with all covenants.

The following table summarizes the maximum borrowing capacity, current gross balances outstanding, and effective interest rates of the Company’s warehouse facilities and loan agreements as of December 31, 2025 and 2024:

			December 31,
			2025			2024
	Contract Date	Current Maturity Date	Period End Balance (1)	Maximum Borrowing Capacity	Effective Interest Rate	Period End Balance (1)	Maximum Borrowing Capacity	Effective Interest Rate
			($ in thousands)
The September 2022 term repurchase agreement	01/04/2011	07/31/2026	$—	$60,000	6.0%	$—	$60,000	6.5%
The 2013 repurchase agreement	05/17/2013	09/23/2026	132,100	400,000	7.6	106,675	300,000	9.0
The 2021/2024 repurchase agreements	1/29/2021 7/25/2024	05/20/2026	105,712	200,000	7.9	126,815	200,000	9.0
The 2021 term repurchase agreement	04/16/2021	04/14/2028	18,132	100,000	7.7	52,408	100,000	8.5
The 2023 repurchase agreement	12/27/2023	12/27/2026	24,400	125,000	8.8	44,900	75,000	9.7
The 2024 bank credit agreement	11/07/2024	05/07/2027	30,095	50,000	8.7	19,248	50,000	9.2
Total			$310,439	$935,000		$350,046	$785,000
(1)
Warehouse repurchase facilities amounts in the Consolidated Balance Sheets are net of debt issuance costs, amounting to $1.9 million and $2.0 million as of December 31, 2025 and 2024, respectively.

The following table provides an overview of the activity and effective interest rates of the Company’s warehouse facilities and loan agreements for the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
	($ in thousands)
Average outstanding balance	$401,320	$295,936	$227,911
Highest outstanding balance at any month-end	571,834	460,108	336,351
Effective interest rate (1)	7.97%	9.05%	9.53%
(1)
Effective interest rate represents interest expense divided by average gross outstanding balance. The rate includes average rate of 7.46%, 8.52%, and 8.76%, and debt issuance cost amortization of 0.51%, 0.53% and 0.77%, for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table provides a summary of interest expense that includes interest, amortization of discount, and deal cost amortization of the Company’s warehouse facilities, securitizations and other financing for the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
	(In thousands)
Warehouse and repurchase facilities	$31,976	$26,790	$21,726
Securitized debt	308,501	220,428	164,742
Interest expense — portfolio related	340,477	247,218	186,468
Interest expense — corporate debt	24,571	23,821	16,556
Total interest expense	$365,048	$271,039	$203,024

Note 19 — Income Taxes

The Company elected to be treated as a corporation, for tax purposes, effective January 1, 2018. The following table details the Company’s income tax expense (benefit):

	December 31,
	2025	2024	2023
	(In thousands)
Current tax expense (benefit):
Federal	$37,228	$27,810	$13,631
State	12,163	11,546	2,509
Total current tax expense	49,391	39,356	16,140
Deferred tax expense (benefit):
Federal	(6,372)	(8,396)	1,654
State	(1,762)	(3,035)	1,040
Total deferred tax expense (benefit)	(8,134)	(11,431)	2,694
Total income tax expense	$41,257	$27,925	$18,834

The following table contains a reconciliation of the Company’s provision for income taxes at the federal statutory tax rate to the provision for income taxes at the effective tax rate as of December 31, 2025, 2024 and 2023 after the adoption of ASU 2023-09:

	December 31,
	2025		2024		2023
	($ in thousands)
Federal income tax provision at statutory rate	$30,726	21.00%	$20,225	21.00%	$15,699	21.00%
State and local effects (1)	8,452	5.78	6,714	6.97	4,626	6.19
Tax credits
Research and Development Credit	(288)	(0.20)	(248)	(0.26)	(145)	(0.19)
Nontaxable or Nondeductible Items
Share based compensation (2)	1,852	1.27	1,231	1.28	449	0.60
Other	82	0.06	29	0.03	19	0.03
Change in unrecognized tax benefit	24	0.02	(56)	(0.06)	(1,739)	(2.33)
Other	409	0.27	30	0.03	(75)	(0.10)
Effective tax rate	$41,257	28.20%	$27,925	28.99%	$18,834	25.20%
(1)
For tax year 2024, state taxes in California made up the majority (greater than 50 percent) of the tax effect in this category. For tax years 2025 and 2023, state taxes in California and New Jersey made up the majority (greater than 50 percent) of the tax effect in this category.
(2)
Included in Share based compensation is windfalls related to restricted stock awards, short falls related to nonqualified restricted stock options, reversal of employee stock purchase plan expense, and non-deductible executive compensation under IRC §162(m).

Net cash paid (refunds received) for income taxes consisted of the following:

	2025	2024	2023
	(In thousands)
Federal	$37,608	$30,712	$5,360
State and local jurisdiction	13,128	10,837	2,288
California	5,234	5,774	850
Other States	7,894	5,063	1,438
Net cash paid for income taxes	$50,736	$41,549	$7,648

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are presented below:

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
REMIC book-tax basis difference	$19,342	$9,220
Mark-to-market on loans	95	—
Lease liability	846	779
Stock compensation	715	834
Accrued bonus	136	144
Accrued vacation	544	521
Intangibles	—	1
REO	894	207
Research and experimental expenditures capitalization	—	2,241
Derivative - OCI	1,233	294
Deferred revenue	995	1,053
Deferred state taxes	—	510
Deferred origination costs	88	—
Gross deferred tax assets	24,888	15,804
Deferred tax liabilities:
Mark-to-market on loans	—	(172)
Right-of-use assets	(770)	(721)
Deferred origination costs	—	(108)
Property and equipment	(71)	(157)
Deferred state taxes	(146)	—
MSR	(156)	(246)
Other	(1,036)	(788)
Gross deferred tax liabilities	(2,179)	(2,192)
Total net deferred tax asset	$22,709	$13,612

The Company’s main temporary difference is due to the difference between the U.S. income tax and U.S. GAAP treatment with respect to its REMIC securities. For tax purposes, the issuances are considered taxable sales, whereas, for U.S. GAAP purposes, the REMIC issuances are considered financings.

The Company had no valuation allowance as of December 31, 2025 and 2024. Based on the Company’s estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and local jurisdictions, where applicable. As of December 31, 2025, the Company is no longer subject to U.S. tax examinations for years before 2022 and is no longer subject to state tax examinations for years before 2021.

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

The Company had gross unrecognized tax benefits in the amount of $0.3 million and $0.3 million recorded as of December 31, 2025 and 2024, respectively. If recognized, $0.3 million of the unrecognized tax benefits would affect the 2025 annual effective tax rate. Interest and penalties on unrecognized tax benefits is reported by the Company as a component of tax expense, and the Company recorded interest and penalties in its Consolidated Statements of Income in the amount of $7 thousand, $1 thousand and $500 thousand for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, the accrued interest and penalties related to unrecognized tax benefits is $41 thousand and $34 thousand, respectively.

Detailed below is a reconciliation of the Company’s gross unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023, respectively:

	December 31,
	2025	2024	2023
	(In thousands)
Beginning balance	$305	$390	$1,940
Changes related to current year tax positions	59	61	93
Changes related to prior year tax positions	13	(33)	25
Decreases due to lapsed statutes of limitations	(60)	(113)	(1,668)
Ending balance	$317	$305	$390

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

Expenses related to the stock-based compensation instruments and Employee Stock Purchase Plan (“ESPP”) are included in “Compensation and employee benefits” and “Other operating expenses”, respectively, on the Consolidated Statements of Income.

Below are summaries of the recognized and unrecognized stock-based compensation expense by instrument for the periods indicated:

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
Recognized compensation expense:
Options	$347	$205	$55
RSAs	3,516	2,383	2,729
PSUs	3,773	2,839	912
ESPP	648	728	432
Total recognized compensation expense	$8,284	$6,155	$4,128

December 31, 2025
(In thousands)
Unrecognized compensation expense:
Options	$108
RSAs	5,685
PSUs	3,192
ESPP	560
Total unrecognized compensation expense	$9,545
Weighted average period expected to be recognized (in years)
Options	1.8
RSAs	2.0

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

The following table presents the assumptions used in the option pricing model at the grant date for options granted during the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
Expected volatility	37.37%	30.00% - 40.00%	28.00%
Risk-free interest rate	4.40%	4.60% - 5.33%	1.50%
Expected term (in years)	10.0	10.0	10.0
Expected dividends	—	—	—

The Company modified 283,790 stock options granted to two employees in August 2024 into 74,746 RSAs in July 2025. The exchange ratio is based on the original grant-date fair value of the stock options. This change is deemed to be a Type I modification under ASC 718, Compensation - Stock Compensation and did not result in any incremental compensation expense to be recognized by the Company.

The table below summarizes stock option activity during the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
	($ in thousands, except per share amounts)
Number of shares:
Options outstanding at beginning of year	1,065,772	752,964	785,000
Granted	4,740	312,808	5,464
Exercised	—	—	(37,500)
Modified	(283,790)	—	—
Options outstanding at end of year	786,722	1,065,772	752,964
Options exercisable at end of year	760,804	749,321	747,500
Options expected to vest (1)	25,918	316,484	5,464
Weighted average exercise price per share:
Options outstanding at beginning of year	$14.46	$12.88	$12.89
Granted	17.50	18.27	11.68
Exercised	—	—	13.00
Modified	18.23	—	—
Options outstanding at end of year	$13.12	$14.46	$12.88
Options exercisable at end of year	12.96	12.88	12.89
Options expected to vest (1)	17.95	18.19	11.68
Aggregate Intrinsic value (2):
Options outstanding at end of year	$6,011	$5,440	$3,269
Options exercisable at end of year	5,938	5,002	3,239
Options expected to vest (1)	73	438	30
Weighted average remaining contractual life (in years):
Options outstanding at end of year	4.3	6.4	6.1
Options exercisable at end of year	4.1	5.1	6.1
Options expected to vest (1)	8.8	9.6	9.7

(1)
The number of options expected to vest reflects no expected forfeiture.
(2)
The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the “in-the-money” option exercise price.

No stock options were exercised during the years ended December 31, 2025 and 2024. During the year ended December 31, 2023, 37,500 shares were exercised at $13.00 per share, resulting in $0.5 million cash received.

RSAs

The fair value of RSAs is determined based on the fair market value of the Company’s common shares on the grant date. The estimated fair value of RSAs is generally amortized as an expense over the three-year requisite service period. The Company has elected to recognize forfeitures as they occur rather than estimating service-based forfeitures over the requisite service period.

The table below summarizes RSA activity for the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025			2024			2023
	Employee	Non-Employee Director	Total	Employee	Non-Employee Director	Total	Employee	Non-Employee Director	Total
Number of shares:
Unvested at beginning of year	355,505	47,430	402,935	409,137	61,276	470,413	445,250	48,889	494,139
Granted	329,495	17,292	346,787	195,164	15,939	211,103	198,137	31,629	229,766
Vested	(190,522)	(26,261)	(216,783)	(248,796)	(29,785)	(278,581)	(234,250)	(19,242)	(253,492)
Unvested at end of year	494,478	38,461	532,939	355,505	47,430	402,935	409,137	61,276	470,413

Weighted average grant date fair value per share:
Unvested at beginning of year	$13.52	$12.03	$13.35	$9.39	$9.31	$9.38	$8.61	$9.72	$8.72
Granted	18.78	16.48	18.66	15.93	17.88	16.08	10.00	9.01	9.86
Vested	13.73	10.85	13.38	8.61	9.57	8.71	8.42	9.87	8.53
Unvested at end of year	$16.95	$14.83	$16.79	$13.52	$12.03	$13.35	$9.39	$9.31	$9.38

PSUs

In February 2022, the Company began granting PSUs to certain employees, including named executive officers under the 2020 Plan. PSUs are linked to the average core net income annual growth over the three-year period from the year of grant. Settlement of vested PSUs will be made on the date that the Compensation Committee certifies the average core net income annual growth for the three-year period. PSUs are subject to forfeiture until predetermined performance conditions have been achieved. The Company recognizes share-based compensation expense for PSUs on a straight-line basis over the requisite service period of the award when it is probable that the performance conditions will be achieved. Compensation expense for PSUs with financial performance measures is measured using the fair value at the date of grant and recorded over each vesting period and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. The granted PSUs represent 100% of the original target award amounts, vesting eligibility is based on performance and service conditions of distinct three-year service periods for each award. Accordingly, the number of shares issued at the end of any performance period could range between 0% and 200% of the original target award amount.

The table below summarizes PSU activity for the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025			2024			2023
	Number of Shares		Weighted Average Grant Date Fair Value Per Share	Number of Shares		Weighted Average Grant Date Fair Value Per Share	Number of Shares		Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year, unvested	517,131		$12.83	256,387	(1)	$11.05	102,750	(1)	$12.63
Granted	155,165	(1)	18.82	157,994	(1)	15.86	153,637	(1)	10.00
Performance adjustment	153,637		10.00	102,750		12.63	—		—
Vested	(205,500)		12.63	—		—	—		—
Outstanding at end of year, unvested	620,433		$13.70	517,131		$12.83	256,387		$11.05

(1)
The number of PSUs are presented at 100% of the specified target shares.

ESPP

In July 2022, the Company initiated an ESPP which allows permitted eligible employees to purchase shares of the Company’s common stock through payroll deductions of up to 15% of their eligible compensation, subject to certain limitations. The purchase price of the shares under the ESPP equals 85% of the lower of the fair market value of the Company’s common stock on either the first or last trading day of each offering period. As of December 31, 2025, a total of 521,876 shares have been issued under the ESPP with 180,158, 174,595 and 167,123 shares issued during the years ended December 31, 2025, 2024 and 2023, respectively.

Compensation expense for the ESPP is calculated as of the beginning of the offering period as the fair value of the employees’ purchase rights utilizing the Black-Scholes option valuation model and is recognized as a compensation expense over the offering period. The table below presents the fair value assumptions used for the periods indicated:

	December 31,
	2025	2024	2023
Risk-free interest rate	4.27% - 4.29%	5.29% - 5.30%	5.45%
Expected volatility	19.61% - 32.42%	28.80% - 67.54%	51.31%
Expected term (in years)	0.5	0.5	0.5
Grant date fair value per share	$18.73 - $20.76	$15.79 - $18.06	$11.78
Dividend yield	—	—	—

Treasury Stock

Treasury stock represent shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting or exercise of stock-based awards and shares surrendered to the Company to satisfy the warrant price in connection with warrants exercised. During the years ended December 31, 2025, 2024 and 2023, shares withheld were 392,778, 94,150 and 87,765, respectively, at an average price of $18.67, $16.46 and $9.81 per share, respectively.

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

The following table presents the basic and diluted income per share calculations for the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
	(In thousands, except per share data)
Basic EPS:
Net income attributable to Velocity Financial, Inc.	$105,054	$68,419	$52,273
Less undistributed earnings attributable to unvested restricted stock awards	1,348	834	753
Net earnings attributable to common stockholders	$103,706	$67,585	$51,520
Weighted average common shares outstanding	36,850	32,653	32,206
Basic earnings per common share	$2.81	$2.07	$1.60
Diluted EPS:
Net income attributable to Velocity Financial, Inc.	$105,054	$68,419	$52,273
Weighted average common shares outstanding	36,850	32,653	32,206
Add dilutive effects for warrants	608	2,410	2,020
Add dilutive effects for stock options	223	215	14
Add dilutive effects of unvested restricted stock awards	141	179	173
Add dilutive effects of unvested performance-based stock units	355	302	71
Add dilutive effects of employee stock purchase plan	1	1	—
Weighted average diluted common shares outstanding	38,178	35,760	34,484
Diluted earnings per common share	$2.75	$1.91	$1.52

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive:

	December 31,
	2025(1)	2024(1)	2023
	(In thousands)
Stock options	32	155	5
Unvested restricted stock awards	49	53	—
Employee stock purchase plan	37	54	—
Shares equivalents excluded from EPS	118	262	5
(1)
Weighted average.

Note 22 — Concentration of Risk

The Company originates and purchases loans secured by a broad spectrum of commercial property throughout the United States. As of December 31, 2025 and 2024, the geographic and property type concentrations of loans, by unpaid principal balance, were as follows:

	December 31,
	2025	2024
Geographic concentration:
California	20.3%	21.0%
New York	13.8	16.3
Florida	12.0	12.7
New Jersey	7.6	7.5
Texas	6.1	5.4
Other states (individually less than 5.0%)	40.2	37.1
Total	100.0%	100.0%

	December 31,
	2025	2024
Property type concentration:
Investor 1-4	48.1%	52.5%
Mixed use	10.9	11.1
Retail	10.7	8.8
Office	8.4	6.1
Multifamily	7.1	7.3
Warehouse	7.0	6.6
Other (individually less than 5.0%)	7.8	7.6
Total	100.0%	100.0%

As of December 31, 2025 and 2024, the Company held $118.3 million and $68.0 million, respectively, of real estate owned, net, with geographic concentration as follows:

	December 31,
	2025	2024
Geographic concentration:
New York	16.9%	16.2%
California	16.4	28.6
Texas	15.0	17.5
Florida	9.1	6.1
Arizona	6.0	—
Other states (individually less than 5.0%)	36.6	31.6
Total	100.0%	100.0%

Note 23 — Commitments and Contingencies

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase, actual loss experience, estimated future loss exposure and other relevant factors including economic conditions. As of December 31, 2025 and 2024, the balance of repurchase liability was $144 thousand, and it is included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets.

Legal Proceedings

The Company is a party to various legal proceedings in the normal course of business. The Company, after consultation with legal counsel, believes the disposition of all pending litigation will not have a material effect on the Company’s consolidated financial condition or results of operations as of December 31, 2025.

Employee Retention Credit

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company, with the guidance from a third-party specialist, determined it was eligible for a refundable employee retention credit (“ERC”) subject to certain criteria.

The Company applied for ERC for the first three quarters’ wages paid in calendar year 2021. During the second quarter of 2023, the Company received approximately $4.2 million of ERC. Due to the subjectivity of the credit, the Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. Accordingly, the $4.2 million ERC, net of third-party specialist fees of $0.6 million, are deferred until the uncertainty surrounding them is resolved. The net amount is included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets as of December 31, 2025 and 2024.

Commitments

Century originated a $25.9 million government-back construction loan in September 2025. The funded portion of the construction loan is presented as “Loans held for sale, at fair value” in the Consolidated Balance Sheets. The unfunded portion of the construction loan totaled $22.0 million as of December 31, 2025.

Note 24 — Retirement Plan

The Company maintains a qualified 401(k) retirement plan in accordance with the Internal Revenue Service code. Employees meeting certain eligibility requirements as detailed in the plan document may participate by deferring eligible compensation into the plan. The plan allows for discretionary employer matching contribution. For the years ended December 31, 2025, 2024 and 2023, the Company expensed $1.3 million, $1.2 million and $1.0 million, respectively. These amounts are included in “Compensation and employee benefits” on the Consolidated Statements of Income.

Note 25 — Other Operating Expenses

The following table presents the components of other operating expenses for the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
	(In thousands)
Travel, marketing and business development	$1,429	$1,237	$872
Data processing and telecommunications	4,544	3,624	3,175
Office expenses	1,057	1,265	1,180
Insurance, taxes, and licenses	2,182	1,793	1,851
Other	1,638	1,694	1,446
Total other operating expenses	$10,850	$9,613	$8,524

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

In April 2025, three funds affiliated with TruArc completed the exercise of their Warrants to purchase an aggregate 1,339,166 shares of the Company's common stock, resulting in the Company issuing net shares of 1,080,338 common stock after the withholding and transfer of an aggregate of 258,828 shares of common stock into the Company’s treasury account. In May 2025, TOBI completed the exercise of its Warrants to purchase an aggregate 1,673,958 shares of the Company's common stock. Net proceeds from warrants exercised amounted to $10.9 million. As of June 30, 2025, all warrants were exercised by the Company's related parties.

In the ordinary course of business, the Company sells held for sale loans, and issues securitized debt to various financial institutions and investors. As a result of this process, the Company may sell held for sale loans and/or issue securitized debt to an affiliate.

On December 29, 2025, the Company entered into a Master Flow Mortgage Loan Purchase Agreement (“MLPA”) with BPC MC Trust (a Beach Point Capital affiliate) to sell $128.9 million of nonperforming loans. Beach Point Capital is an affiliate, or related party of the Company. The sale was servicing retained whereby the Company sold whole loans, but retained the servicing rights to the loans. The MLPA contained standard loan level and corporate representations and warranties from the Company as the seller under the agreement. The Company entered into a Servicing Agreement to service and special service the loans for a fee of 80 basis points. In addition to the servicing fee, the Company is entitled to a disposition fee equal to 4.0% of the unpaid principal balance of all loans that are paid off or resolved through an REO sale. This fee is not due on loans that are paid current. The Company also entered into a Servicing Fee Incentive Side Letter with the BPC MC Trust that provides further incentives to the Company based on meeting certain future Internal Rate of Return (“IRR”) hurdles.

The Company recognized $19.3 million gain from the sale of nonperforming loans to BPC MC Trust, which is presented as “Gain on sale of loans to a related party” in the Consolidated Statements of Income. The Company also recognized mortgage servicing rights of $0.2 million, which is included in “Mortgage servicing rights, at fair value” on the Consolidated Balance Sheets.” See Note 11 — Mortgage Servicing Rights.

The following table presents the related party transactions completed for the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025		2024	2023
	(In thousands)
Loans sold to affiliates	$128,935		$28,726	$—
Securitized debt issued to affiliates	197,893	(1)	5,000	—
(1)
Consists of $100.2 million, $17.7 million, $76.0 million, and $4.0 million of bonds issued by the 2025-3 Trust, 2025-4 Trust, 2025-5 Trust, and 2025-RTL1 Trust, respectively, to affiliates.

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

Loans Held for Investment at Amortized Cost and Loans Held for Investment at Fair Value

The Company uses a third-party loan valuation specialist to estimate the fair value of its nonperforming, and past due performing mortgage loans, a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company’s nonperforming mortgage loans are interest rates, market yield requirements, the probability of default, loss given default, voluntary prepayment speed and loss timing. The Company uses a third-party loan valuation model to estimate the fair value of its performing mortgage loans, a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company’s performing mortgage loans are discount rate, constant prepayment rate, constant default rate, and loss severity rate. Significant changes in any of those inputs in isolation could result in a significant change to the mortgage loans’ fair value measurement.

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

Fair Value Disclosures

The following tables present information on assets and liabilities measured and recorded at fair value as of December 31, 2025 and 2024, by level, in the fair value hierarchy:

	Fair Value Measurements Using			Total at
December 31, 2025	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$10,830	$10,830
Real estate owned, net	—	—	118,289	118,289
Total nonrecurring fair value measurements	—	—	129,119	129,119
Recurring fair value measurements:
Loans held for investment, at fair value	—	—	4,729,869	4,729,869
Mortgage servicing rights	—	—	12,963	12,963
Derivative assets	—	66	—	66
Total recurring fair value measurements	—	66	4,742,832	4,742,898
Total assets	$—	$66	$4,871,951	$4,872,017

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$4,236,737	$—	$4,236,737
Total recurring fair value measurements	—	4,236,737	—	4,236,737
Total liabilities	$—	$4,236,737	$—	$4,236,737

	Fair Value Measurements Using			Total at
December 31, 2024	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$11,884	$11,884
Real estate owned, net	—	—	68,000	68,000
Total nonrecurring fair value measurements	—	—	79,884	79,884
Recurring fair value measurements:
Loans held for investment, at fair value	—	—	2,766,951	2,766,951
Mortgage servicing rights	—	—	13,712	13,712
Total recurring fair value measurements	—	—	2,780,663	2,780,663
Total assets	$—	$—	$2,860,547	$2,860,547

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$2,207,408	$—	$2,207,408
Total recurring fair value measurements	—	2,207,408	—	2,207,408
Total liabilities	$—	$2,207,408	$—	$2,207,408

The following table presents the gains and losses recognized on assets measured on a nonrecurring basis for the years indicated:

	December 31,
	2025	2024	2023
	(In thousands)
Real estate owned, net	$(17,520)	$(6,121)	$(3,903)
Individually evaluated loans requiring specific allowance, net	10	(55)	122
Total net loss	$(17,510)	$(6,176)	$(3,781)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets that are recorded on a recurring and nonrecurring basis as of December 31, 2025 and 2024:

	December 31, 2025
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Input	Range	Weighted Average(1)
	($ in thousands)
Nonrecurring:
Individually evaluated loans requiring allowance, net	$10,830	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	118,289	Market comparables	Selling costs	8.0%	8.0%

Recurring:
Loans held for investment, at fair value	$4,729,869	Discounted cash flow	Discount rate	7.6%	7.6%
			Prepayment rate	0.0% to 65.0%	12.0%
			Default rate	0.4% to 6.0%	1.0%
			Loss severity rate	0.0% to 8.7%	1.0%
Mortgage servicing rights - GNMA loans	12,748	Discounted cash flow	Discount rate	8.0%	8.0%
			Prepayment rate	2.2% to 12.0%	5.6%
Mortgage servicing rights - Nonperforming loans	215	Discounted cash flow	Discount rate	15.0%	15.0%
			Prepayment rate	4.9% to 54.1%	36.5%
(1)
Individually evaluated loans requiring specific allowance, net is weighted by collateral value; real estate owned, net is weighted by selling price; loans held for investment at fair value and mortgage servicing rights are weighted by UPB.

	December 31, 2024
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Input	Range	Weighted Average(1)
	($ in thousands)
Nonrecurring:
Individually evaluated loans requiring allowance, net	$11,884	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	68,000	Market comparables	Selling costs	8.0%	8.0%

Recurring:
Loans held for investment, at fair value	$2,766,951	Discounted cash flow	Discount rate	8.4%	8.4%
			Prepayment rate	0.0% to 30.0%	9.0%
			Default rate	0.1% to 2.8%	1.0%
			Loss severity rate	0.0% to 10.5%	1.0%
Mortgage servicing rights - GNMA loans	13,712	Discounted cash flow	Discount rate	8.0%	8.0%
			Prepayment rate	2.2% to 11.7%	5.1%
(1)
Individually evaluated loans requiring specific allowance, net is weighted by collateral value; real estate owned, net is weighted by selling price; loans held for investment at fair value and mortgage servicing rights are weighted by UPB.

The following is a roll-forward of loans held for investment that are measured at estimated fair value on a recurring basis for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Beginning balance	$2,766,951	$1,306,072	$276,095
Originations	2,665,814	1,817,600	1,079,811
Acquisitions	—	14,990	—
Loans repurchased	—	1,552	13,075
Loan payoffs	(597,465)	(339,218)	(73,623)
Principal paydowns	(48,055)	(44,872)	(9,940)
Unrealized gain included in net income	116,853	56,565	47,214
REO transfer	(64,423)	(13,223)	(777)
Loans transferred to held for sale	(109,806)	(32,515)	(25,783)
Ending balance	$4,729,869	$2,766,951	$1,306,072

The following is a roll-forward of loans held for sale that are measured at estimated fair value on a recurring basis for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Beginning balance	$—	$17,590	$—
Originations	49,697	23,554	38,036
Loans sold	(159,503)	(72,920)	(46,843)
Principal paydowns	—	(31)	(22)
Unrealized gain (loss) included in net income	—	(708)	636
Loans transferred from held for investment	109,806	32,515	25,783
Ending balance	$—	$—	$17,590

The following is a roll-forward of securitized debt measured and recorded at estimated fair value on a recurring basis for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(In thousands)
Beginning balance	$2,207,408	$877,417	$—
Additions	2,667,629	1,590,197	911,875
Paydowns and payoffs	(668,754)	(257,625)	(43,460)
Total unrealized (gain) loss included in net income	30,454	(2,581)	9,002
Ending balance	$4,236,737	$2,207,408	$877,417

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value using a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of December 31, 2025 and 2024, financial assets and liabilities measured at fair value include loans held for investment at fair value, loans held for sale at fair value, mortgage servicing rights, derivative instruments, and securitized debt at fair value. Financial assets measured at the lower of cost or estimated fair value include certain individually evaluated loans held for investment and REOs, which are measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $10.8 million and $11.9 million as of December 31, 2025 and 2024, respectively, net of specific allowance for credit losses of approximately $1.0 million as of December 31, 2025 and 2024.

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

	December 31, 2025
	Carrying				Estimated
Asset Category	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Cash	$92,103	$92,103	$—	$—	$92,103
Restricted cash	157,134	157,134	—	—	157,134
Loans held for investment, at amortized cost	2,028,262	—	—	1,976,279	1,976,279
Loans held for investment, at fair value	4,729,869	—	—	4,729,869	4,729,869
Accrued interest receivables	49,678	49,678	—	—	49,678
Mortgage servicing rights	12,963	—	—	12,963	12,963
Derivative assets	66	—	66	—	66

Liabilities:
Secured financing, net	$286,679	$—	$—	$289,660	$289,660
Warehouse and repurchase facilities, net	308,506	—	308,506	—	308,506
Securitized debt, at amortized cost	1,705,589	—	1,588,620	—	1,588,620
Securitized debt, at fair value	4,236,737	—	4,236,737	—	4,236,737
Accrued interest payable	37,111	37,111	—	—	37,111

	December 31, 2024
	Carrying				Estimated
Asset Category	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Cash	$49,901	$49,901	$—	$—	$49,901
Restricted cash	20,929	20,929	—	—	20,929
Loans held for investment, at amortized cost	2,420,116	—	—	2,321,141	2,321,141
Loans held for investment, at fair value	2,766,951	—	—	2,766,951	2,766,951
Accrued interest receivable	35,235	35,235	—	—	35,235
Mortgage servicing rights	13,712	—	—	13,712	13,712

Liabilities:
Secured financing, net	$284,833	$—	$—	$287,970	$287,970
Warehouse repurchase facilities, net	348,082	—	348,082	—	348,082
Securitized debt, at amortized cost	2,019,056	—	1,820,945	—	1,820,945
Securitized debt, at fair value	2,207,408	—	2,207,408	—	2,207,408
Accrued interest payable	28,028	28,028	—	—	28,028

Note 28 — Select Quarterly Financial Data (Unaudited)

The following table sets forth the Company’s unaudited quarterly results for the periods indicated:

	Three Months Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
	(In thousands)
Interest income	$152,403	$144,119	$135,567	$118,740	$113,484	$105,070	$97,760	$90,529
Interest expense — portfolio related	94,652	88,899	81,838	75,088	68,484	63,871	59,188	55,675
Net interest income — portfolio related	57,751	55,220	53,729	43,652	45,000	41,199	38,572	34,854
Interest expense — corporate debt	6,142	6,144	6,143	6,142	6,143	6,143	6,155	5,380
Net interest income	51,609	49,076	47,586	37,510	38,857	35,056	32,417	29,474
Provision for (reversal of) credit losses	1,954	381	1,598	1,872	22	(69)	218	1,002
Net interest income after provision for (reversal of) credit losses	49,655	48,695	45,988	35,638	38,835	35,125	32,199	28,472
Other operating income	53,249	37,077	39,847	33,446	32,330	20,732	22,561	25,775
Operating expenses	52,855	50,397	51,913	42,190	39,127	34,613	34,887	31,011
Income before income taxes	50,049	35,375	33,922	26,894	32,038	21,244	19,873	23,236
Income tax expense	15,296	9,963	7,752	8,246	11,233	5,627	5,162	5,903
Net income	34,753	25,412	26,170	18,648	20,805	15,617	14,711	17,333
Net income (loss) attributable to noncontrolling interest	(44)	39	173	(239)	218	(186)	(67)	82
Net income attributable to Velocity Financial, Inc.	$34,797	$25,373	$25,997	$18,887	$20,587	$15,803	$14,778	$17,251

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

Note 30 — Subsequent Events

On January 30, 2026, the Company completed the issuance and sale of $500 million aggregate principal amount of 9.375% Senior Notes due 2031 (the “2026 Term Notes”). The 2026 Term Notes were sold at an offering price equal to 100% of the principal thereof and bear interest at a rate of 9.375% per annum. Interest on the 2026 Term Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2026 and will mature on February 15, 2031. The 2026 Term Notes are guaranteed by the Company on a senior unsecured basis. After deducting fees and expenses, the net proceeds from the issuance and sale of the 2026 Term Notes were approximately $487 million. The 2026 Term Notes were sold in an offering exempt from the registration requirements of the Securities Act of 1933.

The Company has evaluated events that have occurred subsequent to December 31, 2025, and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VELOCITY FINANCIAL, INC.

Date: March 11, 2026	By:	/s/ Christopher D. Farrar
	Name:	Christopher D. Farrar
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher D. Farrar	Chief Executive Officer and Director	March 11, 2026
Christopher D. Farrar	(Principal Executive Officer)

/s/ Mark R. Szczepaniak	Chief Financial Officer	March 11, 2026
Mark R. Szczepaniak	(Principal Financial Officer)

/s/ Fiona L. Tam	Chief Accounting Officer	March 11, 2026
Fiona L. Tam	(Principal Accounting Officer)

/s/ Alan H. Mantel	Chair of the Board of Directors	March 11, 2026
Alan H. Mantel

/s/ Michael W. Chiao	Director	March 11, 2026
Michael W. Chiao

/s/ John P. Pitstick	Director	March 11, 2026
John P. Pitstick

/s/ John A. Pless	Director	March 11, 2026
John A. Pless

/s/ Joy L. Schaefer	Director	March 11, 2026
Joy L. Schaefer

/s/ Dorika M. Beckett	Director	March 11, 2026
Dorika M. Beckett

/s/ Omar Maasarani	Director	March 11, 2026
Omar Maasarani