Form 10-Q
period 2026-03-31
Velocity Financial, Inc.
filed 2026-05-07
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 39,255,281 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$87,054	$92,103
Restricted cash	24,996	157,134
Loans held for investment, at amortized cost (net of allowance for credit losses of $4,860 and $4,521 as of March 31, 2026 and December 31, 2025, respectively)	1,951,030	2,028,262
Loans held for investment, at fair value	5,154,508	4,729,869
Total loans, net	7,105,538	6,758,131
Accrued interest receivables	51,259	49,678
Receivables due from servicers	142,354	150,902
Other receivables	2,690	1,897
Real estate owned, net	131,849	118,289
Property and equipment, net	1,324	1,415
Deferred tax asset, net	18,462	22,709
Mortgage servicing rights, at fair value	12,645	12,963
Derivative assets	464	66
Goodwill	6,775	6,775
Other assets	6,033	9,451
Total assets	$7,591,443	$7,381,513

LIABILITIES
Accounts payable and accrued expenses	$173,076	$168,314
Secured financing, net	73,274	286,679
Unsecured senior notes, net	485,445	-
Securitized debt, at amortized cost	1,638,995	1,705,589
Securitized debt, at fair value	4,426,240	4,236,737
Warehouse and repurchase facilities, net	98,009	308,506
Total liabilities	6,895,039	6,705,825
Commitments and contingencies
EQUITY
Common stock ($0.01 par value, 100,000,000 shares authorized; 40,071,992 and 39,573,657 shares issued, 39,235,281 and 38,965,317 shares outstanding as of March 31, 2026 and December 31, 2025, respectively)	403	398
Additional paid-in capital	385,254	382,564
Retained earnings	324,742	302,379
Treasury stock, at cost (836,711 and 608,340 common shares as of March 31, 2026 and December 31, 2025, respectively)	(14,741)	(10,204)
Accumulated other comprehensive loss	(2,310)	(2,602)
Total Velocity Financial, Inc. stockholders' equity	693,348	672,535
Noncontrolling interest in subsidiary	3,056	3,153
Total equity	696,404	675,688
Total liabilities and equity	$7,591,443	$7,381,513

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

The following table represents the assets and liabilities of consolidated variable interest entities:

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Restricted cash	$15,489	$151,827
Loans held for investment, at amortized cost	1,947,390	2,023,030
Loans held for investment, at fair value	4,652,149	4,273,757
Accrued interest and other receivables	185,712	191,313
Real estate owned, net	115,316	114,485
Deferred tax asset	1,066	1,085
Other assets	3	5
Total assets	$6,917,125	$6,755,502

LIABILITIES
Accounts payable and accrued expenses	$125,482	$120,691
Securitized debt	6,065,235	5,942,326
Total liabilities	$6,190,717	$6,063,017

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Interest income	$153,080	$118,740
Interest expense — portfolio related	94,027	75,088
Net interest income — portfolio related	59,053	43,652
Interest expense — corporate debt	15,133	6,142
Net interest income	43,920	37,510
Provision for credit losses	1,661	1,872
Net interest income after provision for credit losses	42,259	35,638
Other operating income
Gain on disposition of loans	2,896	2,834
Unrealized gain on fair value loans	1,039	34,836
Unrealized gain (loss) on fair value securitized debt	26,254	(13,682)
Unrealized loss on mortgage servicing rights	(337)	(1,081)
Origination fee income	7,970	8,679
Interest income on cash balance	1,405	1,339
Other income	3,730	521
Total other operating income	42,957	33,446
Operating expenses
Compensation and employee benefits	23,520	21,684
Origination expenses	1,163	838
Securitization expenses	5,285	4,043
Loan servicing	8,563	8,008
Professional fees	5,781	1,783
Rent and occupancy	340	275
Real estate owned, net	6,862	3,029
Other operating expenses	2,825	2,530
Total operating expenses	54,339	42,190
Income before income taxes	30,877	26,894
Income tax expense
Federal	6,494	5,850
State	2,084	2,396
Income tax expense	8,578	8,246
Net income	22,299	18,648
Net loss attributable to noncontrolling interest	(64)	(239)
Net income attributable to Velocity Financial, Inc.	$22,363	$18,887
Less undistributed earnings attributable to unvested restricted stock awards	312	233
Net earnings attributable to common stockholders	$22,051	$18,654
Earnings per common share
Basic	$0.57	$0.55
Diluted	$0.57	$0.51
Weighted average common shares outstanding
Basic	38,626	33,687
Diluted	39,174	36,811

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$22,299	$18,648
Net loss attributable to noncontrolling interest	(64)	(239)
Net income attributable to Velocity Financial, Inc.	$22,363	$18,887
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on cash flow hedges arising during the period	86	(1,056)
Reclassification adjustments included in net income	206	62
Total other comprehensive income (loss), net of tax	292	(994)
Total comprehensive income attributable to Velocity Financial, Inc.	$22,655	$17,893

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands, except share data)

(Unaudited)

	Common Stock - Number of Shares			Stockholders' Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance – December 31, 2024	33,761,147	(215,562)	33,545,585	$339	$322,954	$197,325	$(2,869)	$(805)	$516,944	$3,271	$520,215
Issuance of common stock	1,569,255	—	1,569,255	20	28,522	—	—	—	28,542	—	28,542
Shares surrendered for tax withholding on vested awards	—	(115,596)	(115,596)	—	—	—	(2,162)	—	(2,162)	—	(2,162)
Restricted stock awarded and stock-based compensation expenses	385,503	—	385,503	—	1,970	—	—	—	1,970	—	1,970
Net income (loss)	—	—	—	—	—	18,887	—	—	18,887	(239)	18,648
Other comprehensive loss	—	—	—	—	—	—	—	(994)	(994)	—	(994)
Balance – March 31, 2025	35,715,905	(331,158)	35,384,747	$359	$353,446	$216,212	$(5,031)	$(1,799)	$563,187	$3,032	$566,219

Balance – December 31, 2025	39,573,657	(608,340)	38,965,317	$398	$382,564	$302,379	$(10,204)	$(2,602)	$672,535	$3,153	$675,688
Shares surrendered for tax withholding on vested awards	—	(228,371)	(228,371)	—	—	—	(4,537)	—	(4,537)	—	(4,537)
Restricted stock awarded and stock-based compensation expenses	498,335	—	498,335	5	2,690	—	—	—	2,695	—	2,695
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(33)	(33)
Net income (loss)	—	—	—	—	—	22,363	—	—	22,363	(64)	22,299
Other comprehensive income	—	—	—	—	—	—	—	292	292	—	292
Balance – March 31, 2026	40,071,992	(836,711)	39,235,281	403	$385,254	$324,742	$(14,741)	$(2,310)	$693,348	$3,056	$696,404

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net income	$22,299	$18,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133	138
Amortization of right-of-use assets	187	469
Provision for credit losses	1,661	1,872
Origination of loans held for sale	(2,226)	(4,886)
Proceeds from sales of loans held for sale	2,270	—
Net accretion of discount on purchased loans and deferred loan origination costs	809	954
(Reversal of) provision for uncollectible corporate and escrow advances receivable	(84)	627
Gain on disposition of loans	(64)	—
Real estate acquired through foreclosure in excess of recorded investment	(2,832)	(2,834)
Amortization of debt issuance discount and costs	4,037	2,894
Change in valuation of real estate owned	3,217	2,073
Change in valuation of fair value loans	(1,039)	(34,836)
Change in valuation of mortgage servicing rights	337	1,081
Change in valuation of fair value securitized debt	(26,254)	13,682
Hedging activities	134	(1,552)
Loss (gain) on sale of real estate owned	129	(300)
Stock-based compensation	2,695	1,970
Deferred tax expense	4,079	2,963
Change in operating assets and liabilities:
Accrued interest and other receivables	(3,086)	(5,004)
Other assets	3,632	430
Accounts payable and accrued expenses	2,052	5,147
Net cash provided by operating activities	12,086	3,536
Cash flows from investing activities:
Purchase of loans held for investment	(70)	—
Origination of loans held for investment	(637,146)	(635,537)
Payments of loans held for investment	266,873	228,322
Proceeds from sale of real estate owned	18,470	8,019
Capitalized improvement on real estate owned	(298)	(19)
Change in corporate and escrow advances receivable	(1,467)	(1,859)
Change in impounds and deposits	2,308	(259)
Purchase of property and equipment	(42)	(80)
Net cash used in investing activities	(351,372)	(401,413)
Cash flows from financing activities:
Warehouse repurchase facilities advances	374,404	819,529
Warehouse repurchase facilities repayments	(585,489)	(597,740)
Proceeds from unsecured financing	500,000	—
Repayment of secured financing	(215,000)	—
Proceeds of securitized debt	513,725	415,680
Repayment of securitized debt	(365,907)	(262,319)
Debt issuance costs	(15,064)	(253)
Deferred stock issuance costs	—	(24)
Proceeds from issuance of common stock, net	—	28,797
Purchase of treasury stock	(4,537)	(2,162)
Distribution to non-controlling interest	(33)	—
Net cash provided by financing activities	202,099	401,508
Net (decrease) increase in cash, cash equivalents, and restricted cash	(137,187)	3,631
Cash, cash equivalents, and restricted cash at beginning of period	249,237	70,830
Cash, cash equivalents, and restricted cash at end of period	$112,050	$74,461

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for interest	$100,415	$78,344
Cash paid during the period for income taxes, net	699	771
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to real estate owned	32,245	22,384
Transfer of accrued interest to loans held for investment	642	699
Recognition of new leases in exchange for lease obligations	403	814
Deferred stock issuance costs charged against additional paid-in capital	—	255

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2017-2 Trust through and including the 2026-P1 Trust, all of which are New York common law trusts, with the exception of the VCC 2025-MC1 Trust, and VCC 2025-RTL1 Trust which are Delaware statutory trusts. The Trusts are bankruptcy remote, variable interest entities (“VIEs”) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed Government National Mortgage Association (“Ginnie Mae” or “GNMA”) issuer/servicer that provides government-insured Federal Housing Administration (“FHA”) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century is a consolidated subsidiary of the Company as of completion of the acquisition. In addition, as a servicer of Ginnie Mae loans, Century is required to maintain a minimum net worth, and Century is in compliance with this requirement as of March 31, 2026.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements as of and for the three months ended March 31, 2026 and 2025 have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

(a)
Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of consolidated income and expenses during the reporting period. These estimates relate to the allowance for credit losses and fair value option accounting.

(b)
Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 — Basis of Presentation and Summary of Significant Accounting Policies, of its audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (“SEC”).

There have been no material changes to the Company’s significant accounting policies as described in its 2025 Annual Report.

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

The consolidated financial statements as of March 31, 2026 and December 31, 2025 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and VIEs.

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

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. In accordance with various mortgage servicing and related agreements, Century maintains escrow accounts for mortgage insurance premium, tax and insurance, working capital, sinking fund and other mortgage related escrows. The total escrow balances payable amounted to $79.2 million and $85.5 million as of March 31, 2026 and 2025, respectively. These amounts are not reflected on the Consolidated Balance Sheets of the Company.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025:

	March 31,
	2026	2025
	(In thousands)
Cash and cash equivalents	$87,054	$51,676
Restricted cash	24,996	22,785
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$112,050	$74,461

Note 5 — Loans Held for Sale at Fair Value

There were no loans held for sale at fair value as of March 31, 2026 and December 31, 2025.

Note 6 — Loans Held for Investment at Amortized Cost and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Loans Held for Investment, at Amortized Cost	Loans Held for Investment, at Fair Value	Total Loans Held for Investment
	(In thousands)
Unpaid principal balance	$1,937,474	$4,899,070	$6,836,544
Valuation adjustments on performing FVO loans	—	307,626	307,626
Valuation adjustments on nonperforming FVO loans	—	(52,188)	(52,188)
Deferred loan origination costs, net	18,416	—	18,416
	1,955,890	5,154,508	7,110,398
Allowance for credit losses	(4,860)	—	(4,860)
Total loans held for investment	$1,951,030	$5,154,508	$7,105,538

	December 31, 2025
	Loans Held for Investment, at Amortized Cost	Loans Held for Investment, at Fair Value	Total Loans Held for Investment
	(In thousands)
Unpaid principal balance	$2,013,514	$4,477,824	$6,491,338
Valuation adjustments on performing FVO loans	—	300,344	300,344
Valuation adjustments on nonperforming FVO loans	—	(48,299)	(48,299)
Deferred loan origination costs, net	19,269	—	19,269
	2,032,783	4,729,869	6,762,652
Allowance for credit losses	(4,521)	—	(4,521)
Total loans held for investment	$2,028,262	$4,729,869	$6,758,131

The following tables summarize the Unpaid Principal Balance (“UPB”) and amortized cost basis of loans in the Company's COVID-19 forbearance program for the three months ended March 31, 2026 and the year ended December 31, 2025:

	Three Months Ended March 31, 2026
	UPB	%	Amortized Cost	%
	($ in thousands)
Beginning balance	$126,142		$127,328
Repayments	(5,218)		(5,294)
Ending balance	$120,924		$122,034

Performing/Accruing	$93,631	77.4%	$94,464	77.4%

Nonperforming/Nonaccrual	$27,293	22.6%	$27,570	22.6%

	Year Ended December 31, 2025
	UPB	%	Amortized Cost	%
	($ in thousands)
Beginning balance	$142,827		$144,247
Foreclosures	(1,980)		(1,996)
Repayments	(14,705)		(14,923)
Ending balance	$126,142		$127,328

Performing/Accruing	$96,577	76.6%	$97,461	76.5%

Nonperforming/Nonaccrual	$29,565	23.4%	$29,867	23.5%

Since April 1, 2020, the inception of the COVID-19 forbearance program, the Company has modified $415.4 million in UPB of loans, which includes capitalized interest of $17.3 million. As of March 31, 2026, $289.7 million in UPB of modified loans has been paid down, which includes $6.8 million of capitalized interest received. The Company has not forgiven any capitalized interest.

Approximately 77.4% and 76.6% of the COVID forbearance loans in UPB were performing, and 22.6% and 23.4% were on nonaccrual status as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, the gross unpaid principal balances of loans held for investment pledged as collateral for the Company’s warehouse facilities and securitized debt issued were as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
The 2013 repurchase agreement	$—	$165,484
The 2021/2024 repurchase agreements	—	134,901
The 2021 term repurchase agreement	—	23,478
The 2023 repurchase agreement	91,052	50,611
The 2024 bank credit agreement	59,821	36,479
Total pledged loans	$150,873	$410,953

2017-2 Trust	$27,219	$29,111
2018-1 Trust	20,216	21,618
2018-2 Trust	48,405	49,759
2019-1 Trust	52,186	58,324
2019-2 Trust	40,727	42,618
2019-3 Trust	39,719	41,166
2020-1 Trust	80,691	83,154
2021-1 Trust	131,618	135,627
2021-2 Trust	106,452	112,332
2021-3 Trust	113,650	119,070
2021-4 Trust	185,812	190,186
2022-1 Trust	193,620	198,203
2022-2 Trust	174,205	178,346
2022-3 Trust	202,845	206,020
2022-4 Trust	213,868	221,652
2022-5 Trust	136,472	146,126
2023-1 Trust	132,456	141,805
2023-2 Trust	90,800	94,269
2023-3 Trust	114,094	124,129
2023-4 Trust	103,392	118,953
2024-1 Trust	132,804	140,464
2024-2 Trust	172,930	183,376
2024-3 Trust	138,287	145,659
2024-4 Trust	168,827	175,820
2024-5 Trust	226,145	246,456
2024-6 Trust	253,670	268,354
2025-1 Trust	306,618	321,431
2025-RTL1 Trust	121,225	117,733
2025-2 Trust	361,470	369,814
2025-MC1 Trust	79,760	86,083
2025-3 Trust	365,048	377,229
2025-P1 Trust	182,698	190,012
2025-4 Trust	452,161	459,557
2025-P2 Trust	203,302	210,368
2025-5 Trust	439,029	445,822
2026-1 Trust	353,065	—
2026-P1 Trust	189,769	—
Total	$6,355,255	$6,050,646

(a)
Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment, excluding loans carried at fair value, that were nonperforming and on nonaccrual status as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Total Nonaccrual	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Allowance for Loans Individually Evaluated
	(In thousands)
Commercial - Purchase	$35,132	$34,476	$656	$76
Commercial - Refinance	72,179	68,280	3,899	475
Residential 1-4 Unit - Purchase	25,036	24,469	567	14
Residential 1-4 Unit - Refinance	90,871	84,381	6,490	542
Short Term 1-4 Unit - Purchase	1,180	1,180	—	—
Short Term 1-4 Unit - Refinance	16,815	16,815	—	—
Total	$241,213	$229,601	$11,612	$1,107

	December 31, 2025
	Total Nonaccrual	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Allowance for Loans Individually Evaluated
	(In thousands)
Commercial - Purchase	$30,429	$29,773	$656	$76
Commercial - Refinance	74,398	71,043	3,355	402
Residential 1-4 Unit - Purchase	27,383	27,068	315	6
Residential 1-4 Unit - Refinance	90,666	83,143	7,523	535
Short Term 1-4 Unit - Purchase	1,180	1,180	—	—
Short Term 1-4 Unit - Refinance	13,336	13,336	—	—
Total	$237,392	$225,543	$11,849	$1,019

The Company has made the accounting policy election not to measure an allowance for accrued interest receivables. The Company has also made the accounting policy election to write off accrued interest receivables by reversing interest income when loans are placed on nonaccrual status, or 90 days or more past due. Any future payments received for these loans will be recognized on a cash basis.

The following tables present the amortized cost basis in loans held for investment, excluding loans held for investment at fair value, as of March 31, 2026 and 2025, and the amount of accrued interest receivable written off by reversing interest income by portfolio segment of loans that have been placed on nonaccrual for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
	(In thousands)
Commercial - Purchase	$474,257	$249	$548,796	$264
Commercial - Refinance	584,152	304	687,917	278
Residential 1-4 Unit - Purchase	339,677	60	400,778	141
Residential 1-4 Unit - Refinance	509,086	330	636,983	275
Short Term 1-4 Unit - Purchase	31,903	—	30,602	80
Short Term 1-4 Unit - Refinance	16,815	112	21,950	—
Total	$1,955,890	$1,055	$2,327,026	$1,038

The cash basis interest income recognized on nonaccrual loans, including loans held for investment at fair value, was $9.6 million and $8.5 million for the three months ended March 31, 2026 and 2025, respectively. No accrued interest income was recognized on nonaccrual loans for the three months ended March 31, 2026 and 2025. The average recorded investment of individually evaluated loans, computed using month-end balances, was $243.1 million and $300.6 million for the three months ended March 31, 2026 and 2025. There were no commitments to lend additional funds to debtors experiencing financial difficulty whose loans have been modified as of March 31, 2026 and 2025.

(b)
Allowance for Credit Losses

The following tables present the activity in the allowance for credit losses for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance - January 1, 2026	$345	$1,858	$771	$1,540	$7	$—	$4,521
Provision for (reversal of) credit losses	(45)	1,373	90	160	5	78	1,661
Charge-offs	—	(928)	(113)	(203)	—	(78)	(1,322)
Ending balance	$300	$2,303	$748	$1,497	$12	$—	$4,860

Allowance related to:
Loans individually evaluated	$76	$475	$14	$542	$—	$—	$1,107
Loans collectively evaluated	$224	$1,828	$734	$955	$12	$—	$3,753
Amortized cost related to:
Loans individually evaluated	$35,132	$72,179	$25,036	$90,871	$1,180	$16,815	$241,213
Loans collectively evaluated	$439,125	$511,973	$314,641	$418,215	$30,723	$—	$1,714,677

	Three Months Ended March 31, 2025
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance - January 1, 2025	$662	$1,399	$746	$1,281	$12	$74	$4,174
Provision for (reversal of) credit losses	(7)	848	271	640	33	87	1,872
Charge-offs	—	(118)	(177)	(624)	(7)	(103)	(1,029)
Ending balance	$655	$2,129	$840	$1,297	$38	$58	$5,017

Allowance related to:
Loans individually evaluated	$85	$1,105	$—	$193	$—	$46	$1,429
Loans collectively evaluated	$570	$1,024	$840	$1,104	$38	$13	$3,589
Amortized cost related to:
Loans individually evaluated	$33,954	$96,686	$29,358	$115,903	$2,595	$17,465	$295,961
Loans collectively evaluated	$514,842	$591,231	$371,420	$521,080	$28,007	$4,485	$2,031,065

(c)
Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-offs rate in relation to its nonperforming loans as a credit quality indicator. The annualized charge-offs rates were 2.20% and 1.38% of average nonperforming loans at amortized cost for the three months ended March 31, 2026 and 2025, respectively.

Other credit quality indicators include aging status and accrual status. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. Past due status is based on the contractual terms of the loan. The following tables present the aging status of the amortized cost basis in the loans held for investment portfolio, which include $122.0 million and $127.3 million loans in the Company’s COVID-19 forbearance program, excluding loans held for investment at fair value, as of March 31, 2026 and December 31, 2025, respectively:

March 31, 2026	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated
Commercial - Purchase	$434	$1,770	$32,928	$35,132	$—	$35,132
Commercial - Refinance	4,023	1,530	66,511	72,064	115	72,179
Residential 1-4 Unit - Purchase	2,833	678	21,525	25,036	—	25,036
Residential 1-4 Unit - Refinance	1,776	4,978	84,117	90,871	—	90,871
Short Term 1-4 Unit - Purchase	—	—	1,180	1,180	—	1,180
Short Term 1-4 Unit - Refinance	—	—	16,815	16,815	—	16,815
Total loans individually evaluated	$9,066	$8,956	$223,076	$241,098	$115	$241,213
Loans collectively evaluated
Commercial - Purchase	$19,955	$5,714	$—	$25,669	$413,456	$439,125
Commercial - Refinance	28,064	10,343	—	38,407	473,566	511,973
Residential 1-4 Unit - Purchase	10,175	3,025	—	13,200	301,441	314,641
Residential 1-4 Unit - Refinance	19,751	12,663	—	32,414	385,801	418,215
Short Term 1-4 Unit - Purchase	—	—	—	—	30,723	30,723
Short Term 1-4 Unit - Refinance	—	—	—	—	—	—
Total loans collectively evaluated	$77,945	$31,745	$—	$109,690	$1,604,987	$1,714,677
Ending balance	$87,011	$40,701	$223,076	$350,788	$1,605,102	$1,955,890
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

December 31, 2025	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated
Commercial - Purchase	$197	$2,499	$27,733	$30,429	$—	$30,429
Commercial - Refinance	4,403	3,817	66,178	74,398	—	74,398
Residential 1-4 Unit - Purchase	2,621	688	24,074	27,383	—	27,383
Residential 1-4 Unit - Refinance	4,169	2,376	84,121	90,666	—	90,666
Short Term 1-4 Unit - Purchase	—	—	1,180	1,180	—	1,180
Short Term 1-4 Unit - Refinance	—	—	13,336	13,336	—	13,336
Total loans individually evaluated	$11,390	$9,380	$216,622	$237,392	$—	$237,392
Loans collectively evaluated
Commercial - Purchase	$17,461	$10,059	$—	$27,520	$431,786	$459,306
Commercial - Refinance	29,871	12,111	—	41,982	492,895	534,877
Residential 1-4 Unit - Purchase	8,996	4,474	—	13,470	311,365	324,835
Residential 1-4 Unit - Refinance	26,912	17,494	—	44,406	397,821	442,227
Short Term 1-4 Unit - Purchase	—	—	—	—	29,598	29,598
Short Term 1-4 Unit - Refinance	—	4,548	—	4,548	—	4,548
Total loans collectively evaluated	$83,240	$48,686	$—	$131,926	$1,663,465	$1,795,391
Ending balance	$94,630	$58,066	$216,622	$369,318	$1,663,465	$2,032,783
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of March 31, 2026 and December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year
March 31, 2026:	2022	2021	2020	2019	Prior	Total
	(In thousands)
Commercial - Purchase
Payment performance
Performing	$185,110	$178,266	$22,237	$25,896	$27,616	$439,125
Nonperforming	14,085	12,238	2,474	4,167	2,168	35,132
Total Commercial - Purchase	$199,195	$190,504	$24,711	$30,063	$29,784	$474,257

Commercial - Refinance
Payment performance
Performing	176,934	$148,603	$29,969	$62,006	$94,461	$511,973
Nonperforming	18,928	13,588	4,740	14,258	20,665	72,179
Total Commercial - Refinance	$195,862	$162,191	$34,709	$76,264	$115,126	$584,152

Residential 1-4 Unit - Purchase
Payment performance
Performing	$140,452	$137,354	$4,809	$13,770	$18,256	$314,641
Nonperforming	8,270	11,262	391	788	4,325	25,036
Total Residential 1-4 Unit - Purchase	$148,722	$148,616	$5,200	$14,558	$22,581	$339,677

Residential 1-4 Unit - Refinance
Payment performance
Performing	$169,546	$158,776	$12,838	$36,399	$40,656	$418,215
Nonperforming	31,199	33,160	1,627	11,412	13,473	90,871
Total Residential 1-4 Unit - Refinance	$200,745	$191,936	$14,465	$47,811	$54,129	$509,086

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$—	$—	$22,672	$8,051	$—	$30,723
Nonperforming	597	—	583	—	—	1,180
Total Short Term 1-4 Unit - Purchase	$597	$—	$23,255	$8,051	$—	$31,903

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$—	$—	$—	$—	$—	$—
Nonperforming	5,456	—	1,522	8,251	1,586	16,815
Total Short Term 1-4 Unit - Refinance	$5,456	$—	$1,522	$8,251	$1,586	$16,815

Total Portfolio	$750,577	$693,247	$103,862	$184,998	$223,206	$1,955,890

Gross charge-offs - quarter-ended March 31, 2026	$554	$364	$—	$110	$294	$1,322

Gross charge-offs - year-to-date March 31, 2026	$554	$364	$—	$110	$294	$1,322

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2025	2022	2021	2020	2019	Prior	Total
	(In thousands)
Commercial - Purchase
Payment performance
Performing	$195,654	$183,471	$22,409	$26,427	$31,345	$459,306
Nonperforming	9,992	12,081	2,981	3,819	1,556	30,429
Total Commercial - Purchase	$205,646	$195,552	$25,390	$30,246	$32,901	$489,735

Commercial - Refinance
Payment performance
Performing	$184,326	$152,510	$32,023	$64,788	$101,230	$534,877
Nonperforming	18,536	14,907	4,308	14,815	21,832	74,398
Total Commercial - Refinance	$202,862	$167,417	$36,331	$79,603	$123,062	$609,275

Residential 1-4 Unit - Purchase
Payment performance
Performing	$144,277	$142,870	$4,718	$13,852	$19,118	$324,835
Nonperforming	10,318	10,958	1,390	788	3,929	27,383
Total Residential 1-4 Unit - Purchase	$154,595	$153,828	$6,108	$14,640	$23,047	$352,218

Residential 1-4 Unit - Refinance
Payment performance
Performing	$182,214	$165,344	$13,247	$38,741	$42,681	$442,227
Nonperforming	27,281	34,311	3,178	11,342	14,554	90,666
Total Residential 1-4 Unit - Refinance	$209,495	$199,655	$16,425	$50,083	$57,235	$532,893

Short Term 1-4 Unit - Purchase
Payment performance
Performing	$—	$—	$21,904	$7,694	$—	$29,598
Nonperforming	597	—	583	—	—	1,180
Total Short Term 1-4 Unit - Purchase	$597	$—	$22,487	$7,694	$—	$30,778

Short Term 1-4 Unit - Refinance
Payment performance
Performing	$4,548	$—	$—	$—	$—	$4,548
Nonperforming	916	—	1,844	8,230	2,346	13,336
Total Short Term 1-4 Unit - Refinance	$5,464	$—	$1,844	$8,230	$2,346	$17,884

Total Portfolio	$778,659	$716,452	$108,585	$190,496	$238,591	$2,032,783

Gross charge-offs - quarter-ended December 31, 2025	$1,321	$422	$—	$—	$276	$2,019

Gross charge-offs - year-ended December 31, 2025	$4,120	$751	$45	$75	$467	$5,458

Nonaccrual Loans - Loans Held for Investment at Fair Value

The following tables present the aggregate fair value of loans held for investment at fair value that are 90 days or more past due and/or in nonaccrual status, and the difference between the aggregate fair value and the aggregate unpaid principal balance as of March 31, 2026 and December 31, 2025 by loan segments:

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 Days	90+ Days Past Due		Current–89 Days	90+ Days Past Due		90+ Days Past Due
March 31, 2026	Past Due	or Nonaccrual	Total	Past Due	or Nonaccrual	Total	or Nonaccrual
	(In thousands)
Commercial - Purchase	$1,015,768	$26,626	$1,042,394	$937,206	$31,932	$969,138	$(5,306)
Commercial - Refinance	1,636,186	99,747	1,735,933	1,503,225	111,951	1,615,176	(12,204)
Residential 1-4 Unit - Purchase	505,396	39,792	545,188	484,156	44,940	529,096	(5,148)
Residential 1-4 Unit - Refinance	1,468,002	198,982	1,666,984	1,395,278	223,739	1,619,017	(24,757)
Short Term 1-4 Unit - Purchase	50,033	14,921	64,954	49,474	16,956	66,430	(2,035)
Short Term 1-4 Unit - Refinance	77,520	21,535	99,055	75,941	24,272	100,213	(2,737)
Ending balance	$4,752,905	$401,603	$5,154,508	$4,445,280	$453,790	$4,899,070	$(52,187)

	Fair Value			Unpaid Principal Balance			Difference
	Current–89 Days	90+ Days Past Due		Current–89 Days	90+ Days Past Due		90+ Days Past Due
December 31, 2025	Past Due	or Nonaccrual	Total	Past Due	or Nonaccrual	Total	or Nonaccrual
	(In thousands)
Commercial - Purchase	$917,607	$34,903	$952,510	$841,434	$41,485	$882,919	$(6,582)
Commercial - Refinance	1,449,157	60,074	1,509,231	1,325,078	70,790	1,395,868	(10,716)
Residential 1-4 Unit - Purchase	509,464	31,108	540,572	486,499	36,781	523,280	(5,673)
Residential 1-4 Unit - Refinance	1,431,311	121,826	1,553,137	1,356,593	143,147	1,499,740	(21,321)
Short Term 1-4 Unit - Purchase	64,004	11,206	75,210	63,552	13,009	76,561	(1,803)
Short Term 1-4 Unit - Refinance	86,446	12,763	99,209	84,488	14,968	99,456	(2,205)
Ending balance	$4,457,989	$271,880	$4,729,869	$4,157,644	$320,180	$4,477,824	$(48,300)

Note 7 — Receivables Due From Servicers

The following tables summarize receivables due from servicers as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Securitized Debt	Warehouse and Repurchase Facilities and Other	Total
	(In thousands)
Loan principal payments due from servicers	$71,980	$1,834	$73,814
Other loan servicing receivables	24,481	3,542	28,023
Loan servicing receivables	96,461	5,376	101,837
Corporate and escrow advances receivable	39,710	807	40,517
Total receivables due from servicers	$136,171	$6,183	$142,354

	December 31, 2025
	Securitized Debt	Warehouse and Repurchase Facilities and Other	Total
	(In thousands)
Loan principal payments due from servicers	$75,922	$4,221	$80,143
Other loan servicing receivables	28,972	2,822	31,794
Loan servicing receivables	104,894	7,043	111,937
Corporate and escrow advances receivable	38,027	938	38,965
Total receivables due from servicers	$142,921	$7,981	$150,902

Note 8 — Real Estate Owned, Net

As of March 31, 2026, the carrying value of real estate owned was $131.8 million, of which $115.3 million were pledged as collateral for the Company's securitized debt. As of December 31, 2025, the carrying value of real estate owned was $118.3 million, of which $114.5 million were pledged as collateral for the Company's securitized debt.

Note 9 — Mortgage Servicing Rights

Mortgage loans sold with servicing retained are not included in the Consolidated Balance Sheets. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Fair value adjustments recorded at the end of the current period reflect valuation changes from the prior period-end.

The following table presents the Company's mortgage servicing rights, unpaid principal balance of GNMA loans serviced for GNMA by Century and loans serviced for BPC MC Trust, a related party (see Note 16 — Related Party Transactions), and significant assumptions used in determining the fair value of servicing rights as of March 31, 2026, December 31, 2025, and March 31, 2025:

	Mortgage Servicing Rights	UPB Serviced	Weighted Average Discount Rate	Weighted Average Conditional Prepayment Rate
	($ in thousands)
March 31, 2026
GNMA loans	$12,485	$795,352	8.0%	5.6%
BPC MC Trust loans	160	118,221	15.0	38.1
Total	$12,645	$913,573	8.9	9.8
December 31, 2025
GNMA loans	$12,748	$820,070	8.0	5.6
BPC MC Trust loans	215	128,047	15.0	36.5
Total	$12,963	$948,117	8.9	9.7
March 31, 2025
GNMA loans	$12,631	$798,729	8.0	5.2

The following table presents the Company's mortgage servicing rights activity for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Balance at the beginning of period	$12,963	$13,712
Additions	19	—
Fair value adjustments	(337)	(1,081)
Balance at the end of period	$12,645	$12,631

Note 10 — Goodwill

The following table presents the activity for goodwill as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(In thousands)
Balance at the beginning of period	$6,775	$6,775
Balance at the end of period	$6,775	$6,775

Note 11 — Securitized Debt at Amortized Cost and Securitized Debt at Fair Value

As of March 31, 2026, the Company is the sole beneficial interest holder of 37 Trusts, which are variable interest entities included in the consolidated financial statements. The securitization transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 10% to 30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from March 2030 through March 2056.

The following tables summarize securitized debt at amortized cost and securitized debt at fair value as of March 31, 2026 and December 31, 2025:

Securitized Debt, at Amortized Cost	March 31, 2026	December 31, 2025
	(In thousands)
Unpaid principal balance	$1,666,410	$1,734,350
Deferred issuance costs and discounts	(27,415)	(28,761)
Total securitized debt, at amortized cost	$1,638,995	$1,705,589

Securitized Debt, at Fair Value	March 31, 2026	December 31, 2025
	(In thousands)
Unpaid principal balance	$4,445,580	$4,229,767
Adjustment at issuance to recognize fair value (1)	(28,078)	(28,022)
Fair value at issuance	4,417,502	4,201,745
Valuation adjustment subsequent to issuance (2)	8,738	36,875
Fair value adjustment related to refinance of securitization trust	—	(1,883)
Total securitized debt at fair value	$4,426,240	$4,236,737
(1)
Balance sheet adjustment to recognize fair value at issuance. This valuation adjustment is not recognized in net income.
(2)
Valuation adjustment recognized in net income. No valuation change is due to instrument specific credit risk as the Company’s (issuer) credit risk has not changed.

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of securitized debt at fair value as of March 31, 2026 and December 31, 2025:

	Fair Value	Unpaid Principal Balance	Difference
	(In thousands)
March 31, 2026	$4,426,240	$4,445,580	$(19,340)
December 31, 2025	4,236,737	4,229,767	6,970

The following table presents the effective interest rate of securitized debt at amortized cost and securitized debt at fair value for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Interest expense	$90,304	$66,583
Average outstanding unpaid principal balance	6,003,318	4,387,277
Effective interest rate (1)	6.02%	6.07%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance, which includes average rates of 5.93% and 5.89%, and debt issuance cost amortization of 0.09% and 0.18% for the three months ended March 31, 2026 and 2025, respectively.

Note 12 — Other Debt

Secured and unsecured financings and warehouse facilities are utilized to finance the origination and purchase of commercial real estate mortgage loans. Warehouse facilities are designated to fund mortgage loans that are purchased and originated within specified underwriting guidelines. Most of these lines of credit fund less than 100% of the principal balance of the mortgage loans originated and purchased, requiring the use of working capital to fund the remaining portion.

(a)
Secured Financing, Net (Corporate Debt)

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bore interest at a fixed rate of 7.125% and was to mature on March 15, 2027. Interest on the 2022 Term Loan was paid every six months. As of March 31, 2026 and December 31, 2025, the balance of the 2022 Term Loan was zero and $215.0 million, respectively. The 2022 Term Loan was paid off on January 30, 2026 with proceeds from the issuance and sale of $500.0 million 2026 Term Notes.

On February 5, 2024, the Company entered into a five-year $75.0 million syndicated corporate debt agreement, the (“the 2024 Term Loan”). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months. As of March 31, 2026 and December 31, 2025, the balance of the 2024 Term Loan was $75.0 million.

The total balance of the 2022 Term Loan and the 2024 Term Loan in the Consolidated Balance Sheets is net of debt issuance costs and discount of $1.7 million and $3.3 million as of March 31, 2026 and December 31, 2025, respectively. The secured financing is secured by substantially all assets of the Company not otherwise pledged under a securitized debt or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of March 31, 2026, the Company was in compliance with all covenants.

(b)
Unsecured Senior Notes, Net (Corporate Debt)

On January 30, 2026, Velocity Commercial Capital, LLC (“VCC”) completed the issuance and sale of $500.0 million aggregate principal amount of 9.375% Unsecured Senior Notes due 2031 (the “2026 Term Notes”). The 2026 Term Notes were sold at an offering price equal to 100% of the principal thereof and bear interest at a rate of 9.375% per annum. Interest on the 2026 Term Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2026 and will mature on February 15, 2031. The 2026 Term Notes are guaranteed by the Company on a senior unsecured basis, with no conditions to the guarantee and no additional risks on a consolidated basis as VCC is the Company's primary operating company. After deducting fees and expenses, the net proceeds from the issuance and sale of the 2026 Term Notes were approximately $484.9 million. The 2026 Term Notes were sold in an offering exempt from the registration requirements of the Securities Act of 1933. The balance of the 2026 Term Notes in the Consolidated Balance Sheets is net of debt issuance costs of $14.6 million as of March 31, 2026.

(c) Warehouse Repurchase and Revolving Loan Facilities, Net

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

Certain loans are pledged as collateral under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants.

The following table summarizes the maximum borrowing capacity, current gross balances outstanding, and effective interest rates of the Company’s warehouse facilities and loan agreements as of March 31, 2026 and December 31, 2025:

			March 31, 2026				December 31, 2025
	Contract Date	Current Maturity Date	Period End Balance (1)	Maximum Borrowing Capacity	Effective Interest Rate		Period End Balance (1)	Maximum Borrowing Capacity	Effective Interest Rate
			($ in thousands)
The September 2022 term repurchase agreement	01/04/11	07/31/26	$—	$60,000	—%		$—	$60,000	6.0%
The 2013 repurchase agreement	05/17/13	09/23/26	—	400,000	7.6		132,100	400,000	7.6
The 2021/2024 repurchase agreements	1/29/2021 7/25/2024	05/20/26	—	200,000	8.2		105,712	200,000	7.9
The 2021 term repurchase agreement	04/16/21	04/14/28	—	100,000	7.9		18,132	100,000	7.7
The 2023 repurchase agreement	12/27/23	12/27/26	50,000	125,000	11.0	(2)	24,400	125,000	8.8
The 2024 bank credit agreement	11/07/24	05/07/27	49,354	50,000	7.9		30,095	50,000	8.7
Total			$99,354	$935,000			$310,439	$935,000
(1)
Warehouse repurchase facilities amounts on the Consolidated Balance Sheets are net of debt issuance costs, amounting to $1.3 million and $1.9 million as of March 31, 2026 and December 31, 2025, respectively.
(2)
The higher effective interest rate for the 2023 repurchase agreement reflects the lower average outstanding balance during the quarter, which resulted from the paydown of the warehouse line using proceeds from the Company's unsecured debt issuance.

The following table provides an overview of the activity and effective interest rates of the Company’s warehouse facilities and loan agreements for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Average outstanding balance	$176,760	$433,790
Highest outstanding balance at any month-end	201,390	571,834
Effective interest rate (1)	8.43%	7.84%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance. The rate includes average rate of 7.10% and 7.45%, and debt issuance cost amortization of 1.33% and 0.39%, for the three months ended March 31, 2026 and 2025, respectively. The 1.33% debt cost amortization rate for the three months ended March 31, 2026, reflects the lower average outstanding balance during the quarter, which resulted from the paydown of warehouse lines with proceeds from the Company's unsecured debt issuance.

The following table provides a summary of interest expense that includes interest, amortization of discount, and deal cost amortization of the Company’s warehouse facilities, securitizations and other financing for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Warehouse and repurchase facilities	$3,723	$8,505
Securitized debt	90,304	66,583
Interest expense — portfolio related	94,027	75,088
Interest expense — Corporate - Secured debt	6,681	6,142
Interest expense — Corporate - Unsecured debt	8,452	—
Total interest expense	$109,160	$81,230

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase, actual loss experience, estimated future loss exposure and other relevant factors including economic conditions. As of March 31, 2026 and December 31, 2025, the balance of repurchase liability was $144 thousand, and is included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets.

(b)
Legal Proceedings

The Company is a party to various legal proceedings in the normal course of business. The Company, after consultation with legal counsel, believes the disposition of all pending litigation will not have a material effect on the Company’s consolidated financial condition or results of operations as of March 31, 2026.

(c)
Employee Retention Credit

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company, with the guidance from a third-party specialist, determined it was eligible for a refundable employee retention credit (“ERC”) subject to certain criteria.

The Company applied for ERC for the first three quarters’ wages paid in calendar year 2021. During the second quarter of 2023, the Company received approximately $4.2 million of ERC. Due to the subjectivity of the credit, the Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. Accordingly, the $4.2 million ERC, net of the third-party specialist fees of $0.6 million, were deferred until the uncertainty surrounding them is resolved. As of March 31, 2026, the IRS statute of limitations for the ERC refunds received related to the first and second quarters of 2021 have expired, as such, the Company recognized $2.4 million of ERC as other income during the quarter ended March 31, 2026. The Company continues to defer the third quarter 2021 net ERC refund of $1.3 million until the special six-year IRS statute of limitations expires in 2028. The deferred net ERC refunds of $1.3 million and $4.2 million is included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.

(d)
Commitments

Century originated a $25.9 million government-backed construction loan in September 2025. The funded advances (draws) on the construction loan were sold after funding. The unfunded portion of the construction loan totaled $19.8 million as of March 31, 2026.

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

Below are summaries of the recognized and unrecognized stock-based compensation expense by instrument for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Recognized compensation expense:
Options	$16	$129
RSAs	1,109	747
PSUs	1,292	907
ESPP	278	187
Total recognized compensation expense	$2,695	$1,970

March 31, 2026
(In thousands)
Unrecognized compensation expense:
Options	$92
RSAs	8,321
PSUs	7,734
ESPP	281
Total unrecognized compensation expense	$16,428
Weighted average period expected to be recognized (in years)
Options	1.6
RSAs	2.2

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

The table below summarizes stock option activity for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	($ in thousands, except per share amounts)
Number of shares:
Options outstanding at beginning of period	786,722	1,065,772
Granted	—	—
Exercised	—	—
Modified	—	—
Forfeited	—	—
Options outstanding at end of period	786,722	1,065,772
Options exercisable at end of period	760,838	749,344
Options expected to vest (1)	25,884	316,428
Weighted average exercise price per share:
Options outstanding at beginning of period	$13.12	$14.46
Granted	—	—
Exercised	—	—
Modified	—	—
Forfeited	—	—
Options outstanding at end of period	$13.12	$14.46
Options exercisable at end of period	12.96	12.88
Options expected to vest (1)	17.95	18.19
Aggregate intrinsic value (2):
Options outstanding at end of period	$3,874	$4,538
Options exercisable at end of period	3,860	4,365
Options expected to vest (1)	14	173
Weighted average remaining contractual life (in years):
Options outstanding at end of period	4.0	6.2
Options exercisable at end of period	3.9	4.8
Options expected to vest (1)	8.5	9.4
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

The table below summarizes RSA activity for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026			2025
	Employee	Non-Employee Director	Total	Employee	Non-Employee Director	Total
Number of shares:
Unvested at beginning of period	494,478	38,461	532,939	355,505	47,430	402,935
Granted	191,061	—	191,061	180,003	—	180,003
Vested	(185,445)	—	(185,445)	(163,779)	—	(163,779)
Forfeited	—	—	—	—	—	—
Unvested at end of period	500,094	38,461	538,555	371,729	47,430	419,159

Weighted average grant date fair value per share:
Unvested at beginning of period	$16.95	$14.83	$16.79	$13.52	$12.03	$13.34
Granted	19.60	—	19.60	18.82	—	18.82
Vested	14.89	—	14.89	12.92	—	12.92
Forfeited	—	—	—	—	—	—
Unvested at end of period	$18.73	$14.83	$18.44	$16.35	$12.03	$15.86

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

The table below summarizes PSU activity for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period, unvested	620,433	$13.70	517,131	$12.83
Granted (1)	169,766		155,165	18.82
Performance adjustment	157,994		153,637	10.00
Vested	(307,274)		(205,500)	12.63
Forfeited	—		—	—
Outstanding at end of period, unvested	640,919	$13.26	620,433	$13.69
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

Treasury Stock

Treasury stock represents shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting or exercise of stock-based awards. During the three months ended March 31, 2026 and 2025, shares withheld were 228,371 and 115,596, at an average price of $20.00 and $18.70 per share, respectively.

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

The following table presents the basic and diluted earnings per share calculations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
Basic EPS:
Net income attributable to Velocity Financial, Inc.	$22,363	$18,887
Less: undistributed earnings attributable to unvested restricted stock awards	312	233
Net earnings attributable to common stockholders	$22,051	$18,654
Weighted average common shares outstanding	38,626	33,687
Basic earnings per common share	$0.57	$0.55
Diluted EPS:
Net income attributable to Velocity Financial, Inc.	$22,363	$18,887
Weighted average common shares outstanding	38,626	33,687
Add dilutive effects for warrants	—	2,434
Add dilutive effects for stock options	240	237
Add dilutive effects of unvested restricted stock awards	108	128
Add dilutive effects of unvested performance-based stock units	192	322
Add dilutive effects of employee stock purchase plan	8	3
Weighted average diluted common shares outstanding	39,174	36,811
Diluted earnings per common share	$0.57	$0.51

The following table sets forth the number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2026(1)	2025
	(In thousands)
Stock options	34	313
Unvested restricted stock awards	191	180
Unvested performance-based stock units	170	—
Share equivalents excluded from EPS	395	493
(1)
Weighted average.

Note 16 — Related Party Transactions

In the ordinary course of business, the Company sells held for sale loans, and issues securitized debt to various financial institutions and investors through a market bidding process. As a result of this process, the Company may sell held for sale loans and/or issue securitized debt to an affiliate.

On December 29, 2025, the Company entered into a Master Flow Mortgage Loan Purchase Agreement (“MLPA”) with BPC MC Trust (a Beach Point Capital affiliate) to sell $128.9 million of nonperforming loans. Beach Point Capital is a related party of the Company. The sale was servicing retained whereby the Company sold whole loans, but retained the servicing rights to the loans. The MLPA contained standard loan level and corporate representations and warranties from the Company as the seller under the agreement. The Company entered into a Servicing Agreement to service and special service the loans for a fee. In addition to the servicing fee, the Company is entitled to a disposition fee of the unpaid principal balance of all loans that are paid off or resolved through an REO sale. This fee is not due on loans that are paid current. The Company also entered into a Servicing Fee Incentive Side Letter with the BPC MC Trust that provides further incentives to the Company based on meeting certain future Internal Rate of Return (“IRR”) hurdles.

The Company recognized $19.3 million gain from the sale of nonperforming loans to BPC MC Trust on December 29, 2025. The Company also recognized mortgage servicing rights of $0.2 million as of December 31, 2025. The mortgage servicing right is approximately $0.2 million as of March 31, 2026, which is included in “Mortgage servicing rights, at fair value” on the Consolidated Balance Sheets.” See Note 9— Mortgage Servicing Rights.

The following table presents the related party transactions completed during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Securitized debt issued to related parties (1)	$6,750	$—
(1)
The 2026-1 Loan Trust included $6.75 million of securitized debt issued to related parties. The 2026-1 Loan Trust was a broadly marketed securitization through the Company’s normal securitization process.

Note 17 — Derivative Instruments

In September 2023, the Company began utilizing derivative instruments designated as cash flow hedges to manage the exposure to interest rate volatility related to its forecasted issuances of fixed-rate debt through its securitization process. The derivative instruments include forward starting interest rate swaps or interest rate payer and receiver swaptions. The Company’s risk management objective is to hedge the risk of variability in its interest payment cash flows attributable to changes in the benchmark SOFR between the time the fixed rate mortgages are originated and the fixed rate debt is issued. As of March 31, 2026, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years.

The gains or losses on derivative instruments that are designated and qualify as cash flow hedges are reported as a component of AOCI. Beginning in the period in which the forecasted debt is issued and the related derivative instruments are terminated, the accumulated gains or losses associated with the terminated derivatives are then reclassified into interest expense as a yield adjustment over the term of the related debt. For the quarters ended March 31, 2026 and 2025, $206 thousand and $62 thousand, respectively, of after-tax net losses on terminated derivative instruments were reclassified from AOCI to interest expense. As of March 31, 2026 and 2025, the Company had $2.3 million and $1.8 million of after-tax net unrealized loss, respectively, associated with cash flow hedging instruments recorded in AOCI. As of March 31, 2026, the Company expects to reclassify an estimated $0.9 $0.9 million of after-tax net unrealized loss on derivative instruments designated as cash flow hedges from AOCI into earnings over the next 12 months.

The following tables present the fair value of the Company’s derivative financial instruments on a gross basis, as well as its classification on the Company’s Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025:

		March 31, 2026
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Fair Value (1)
Cash flow hedges:		(In thousands)
Interest rate payer and receiver swaptions	Derivative asset	$197,000	$464

		December 31, 2025
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Fair Value (1)
Cash flow hedges:		(In thousands)
Forward starting payer interest rate swaps	Derivative liability	$215,000	$66
(1)
Fair value reported is exclusive of collateral held and pledged, related to derivative exposure between the Company and its derivative counterparty. As of March 31, 2026, no collateral was pledged to its derivative counterparty. As of December 31, 2025, $0.1 million was pledged to its derivative counterparty. These amounts were included in “Other receivables” on the Consolidated Balance Sheets.

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

Note 18 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss) balances for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Beginning balance	$(2,602)	$(805)
Net unrealized gain (loss) on cash flow hedges arising during the period, net of tax	86	(1,056)
Reclassification adjustments included in net income	206	62
Ending balance	$(2,310)	$(1,799)

The following tables present the components of other comprehensive income (loss) and the related tax effect for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026			2025
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
	(In thousands)
Cash flow hedges:
Interest rate swaps/swaptions:
Net unrealized gain (loss) arising during the period	$172	$(86)	$86	$(1,488)	$432	$(1,056)
Reclassification adjustments included in net income	290	(84)	206	88	(26)	62
Other comprehensive income (loss)	$462	$(170)	$292	$(1,400)	$406	$(994)

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

Secured and Unsecured Financing, Net (“Corporate Debt”)

The Company determined the fair values estimate of the secured and unsecured financing using the estimated cash flows discounted at an appropriate market rate, a Level 3 measurement.

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

Fair Value Disclosures

The following tables present information on assets and liabilities measured and recorded at fair value as of March 31, 2026 and December 31, 2025, by level, in the fair value hierarchy:

	Fair Value Measurements Using			Total at
March 31, 2026	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$10,505	$10,505
Real estate owned, net	—	—	131,849	131,849
Total nonrecurring fair value measurements	—	—	142,354	142,354
Recurring fair value measurements:
Loans held for investment, at fair value	—	—	5,154,508	5,154,508
Mortgage servicing rights	—	—	12,645	12,645
Derivative assets	—	464	—	464
Total recurring fair value measurements	—	464	5,167,153	5,167,617
Total assets	$—	$464	$5,309,507	$5,309,971

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$4,426,240	$—	$4,426,240
Total recurring fair value measurements	—	4,426,240	—	4,426,240
Total liabilities	$—	$4,426,240	$—	$4,426,240

	Fair Value Measurements Using			Total at
December 31, 2025	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$10,830	$10,830
Real estate owned, net	—	—	118,289	118,289
Total nonrecurring fair value measurements	—	—	129,119	129,119
Recurring fair value measurements:
Loans held for investment, at fair value	—	—	4,729,869	4,729,869
Mortgage servicing rights	—	—	12,963	12,963
Derivative assets	—	66	—	66
Total recurring fair value measurements	—	66	4,742,832	4,742,898
Total assets	$—	$66	$4,871,951	$4,872,017

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$4,236,737	$—	$4,236,737
Total recurring fair value measurements	—	4,236,737	—	4,236,737
Total liabilities	$—	$4,236,737	$—	$4,236,737

The following table presents gains and losses recognized on assets measured on a nonrecurring basis for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Gain (Loss) on Assets Measured on a Nonrecurring Basis	2026	2025
	(In thousands)
Real estate owned, net	$(3,217)	$(2,073)
Individually evaluated loans requiring specific allowance, net	(88)	(400)
Total net loss	$(3,305)	$(2,473)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets that are recorded on a recurring and nonrecurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Input	Range	Weighted Average (1)
	($ in thousands)
Nonrecurring:
Individually evaluated loans requiring specific allowance, net	$10,505	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	131,849	Market comparables	Selling costs	8.0%	8.0%

Recurring:
Loans held for investment, at fair value	$5,154,508	Discounted cash flow	Discount rate	7.6%	7.6%
			Prepayment rate	0.0% to 65.0%	12.8%
			Default rate	0.5% to 6.0%	1.4%
			Loss severity rate	0.0% to 20.6%	9.1%
Mortgage servicing rights - GNMA loans	12,485	Discounted cash flow	Discount rate	8.0% to 12.0%	8.0%
			Prepayment rate	2.2% to 12.1%	5.6%
Mortgage servicing rights - BPC MC Trust loans	160	Discounted cash flow	Discount rate	15.0%	15.0%
			Prepayment rate	3.9% to 63.9%	38.1%

(1)
Individually evaluated loans requiring specific allowance, net is weighted by collateral value; real estate owned, net is weighted by selling price; loans held for investment at fair value and mortgage servicing rights are weighted by UPB.

	December 31, 2025
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Input	Range	Weighted Average (1)
	($ in thousands)
Nonrecurring:
Individually evaluated loans requiring specific allowance, net	$10,830	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	118,289	Market comparables	Selling costs	8.0%	8.0%

Recurring:
Loans held for investment, at fair value	$4,729,869	Discounted cash flow	Discount rate	7.6%	7.6%
			Prepayment rate	0.0% to 65.0%	12.0%
			Default rate	0.4% to 6.0%	1.0%
			Loss severity rate	0.0% to 8.7%	1.0%
Mortgage servicing rights - GNMA loans	12,748	Discounted cash flow	Discount rate	8.0%	8.0%
			Prepayment rate	2.2% to 12.0%	5.6%
Mortgage servicing rights - BPC MC Trust loans	215	Discounted cash flow	Discount rate	15.0%	15.0%
			Prepayment rate	4.9% to 54.1%	36.5%
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

The following is a roll-forward of loans held for investment that are measured and recorded at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Beginning balance	$4,729,869	$2,766,951
Originations	637,146	635,537
Loans liquidated	(174,751)	(132,710)
Loans repurchased	70	—
REO transfer	(26,042)	(6,529)
Principal paydowns	(12,823)	(10,775)
Unrealized gain included in net income	1,039	34,714
Ending balance	$5,154,508	$3,287,188

The following is a roll-forward of loans held for sale that are measured and recorded at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Originations	$2,226	$4,886
Loans sold	(2,226)	—
Unrealized gain included in net income	—	122
Ending balance	$—	$5,008

The following is a roll-forward of securitized debt measured and recorded at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Beginning balance	$4,236,737	$2,207,408
Additions	513,725	374,360
Paydowns and payoffs	(297,968)	(135,683)
Total unrealized (gain) loss included in net income	(26,254)	13,682
Ending balance	$4,426,240	$2,459,767

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value using a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of March 31, 2026 and December 31, 2025, financial assets and liabilities measured at fair value include loans held for investment at fair value, loans held for sale at fair value, mortgage servicing rights, derivative instruments, and securitized debt at fair value. Financial assets measured at the lower of cost or estimated fair value include certain individually evaluated loans held for investment and REOs, which are measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $10.5 million and $10.8 million as of March 31, 2026 and December 31, 2025, respectively, net of specific allowance for credit losses of approximately $1.1 million and $1.0 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	March 31, 2026
	Carrying				Estimated
Asset Category	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Cash	$87,054	$87,054	$—	$—	$87,054
Restricted cash	24,996	24,996	—	—	24,996
Loans held for investment, at amortized cost	1,951,030	—	—	1,904,870	1,904,870
Loans held for investment, at fair value	5,154,508	—	—	5,154,508	5,154,508
Accrued interest receivables	51,259	51,259	—	—	51,259
Mortgage servicing rights	12,645	—	—	12,645	12,645
Derivative assets	464	—	464	—	464

Liabilities:
Secured financing, net	$73,274	$—	$—	$75,100	$75,100
Unsecured senior notes, net	485,445	—	—	499,165	499,165
Warehouse and repurchase facilities, net	98,009	—	98,009	—	98,009
Securitized debt, at amortized cost	1,638,995	—	1,512,949	—	1,512,949
Securitized debt, at fair value	4,426,240	—	4,426,240	—	4,426,240
Accrued interest payable	41,529	41,529	—	—	41,529

	December 31, 2025
	Carrying				Estimated
Asset Category	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Cash	$92,103	$92,103	$—	$—	$92,103
Restricted cash	157,134	157,134	—	—	157,134
Loans held for investment, at amortized cost	2,028,262	—	—	1,976,279	1,976,279
Loans held for investment, at fair value	4,729,869	—	—	4,729,869	4,729,869
Accrued interest receivable	49,678	49,678	—	—	49,678
Mortgage servicing rights	12,963	—	—	12,963	12,963
Derivative assets	66	—	66	—	66

Liabilities:
Secured financing, net	$286,679	$—	$—	$289,660	$289,660
Warehouse repurchase facilities, net	308,506	—	308,506	—	308,506
Securitized debt, at amortized cost	1,705,589	—	1,588,620	—	1,588,620
Securitized debt, at fair value	4,236,737	—	4,236,737	—	4,236,737
Accrued interest payable	37,111	37,111	—	—	37,111

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

Note 21 — Subsequent Events

The Company has evaluated events that have occurred subsequent to March 31, 2026 through the issuance of the accompanying consolidated financial statements and has concluded there are no other subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as the unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

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

Business

We are a vertically integrated real estate finance company founded in 2004. We originate, securitize, and manage a nationwide portfolio of loans secured by real estate to earn attractive risk adjusted spreads for our shareholders. We primarily originate investor loans secured by 1-4 unit residential rental properties, as well as loans for multi-family, mixed use and commercial properties. We originate loans nationwide across our extensive network of independent mortgage brokers and direct borrower relationships, which we have built and refined over the 22 years since our inception. Our objective is to be the preferred and one of the most recognized brands in our core market.

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee, and based on all loans in our portfolio as of March 31, 2026, has an average balance of approximately $388 thousand. As of March 31, 2026, our loan portfolio totaled $6.8 billion of UPB on properties in 48 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 64.9%, of which the 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, represented 46.9% of the UPB. For the three months ended March 31, 2026, the annualized yield on our total portfolio was 9.23%.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitized debt, unsecured and secured debt, and equity. The securitized debt market is our primary source of long-term financing. We have successfully executed 48 securitized debt transactions, resulting in a total of over $11.1 billion in gross debt proceeds from May 2011 through March 2026. We may also sell loans from time to time for cash in lieu of holding the loans in our loan portfolio.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on loans and interest expense paid on portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of warehouse facilities and securitized debt and excludes corporate debt and unsecured debt. For the three months ended March 31, 2026, our annualized portfolio related net interest margin was 3.56%, compared to 3.35% for the three months ended March 31, 2025. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt and unsecured debt, provision for credit losses and operating expenses. For the three months ended March 31, 2026, including net income attributable to noncontrolling interest, we generated pre-tax income of $30.9 million, and net income of $22.4 million. For the three months ended March 31, 2025, including net income attributable to noncontrolling interest, we generated pre-tax income of $26.9 million, and net income of $18.9 million.

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

Recent Developments

Corporate Debt

In January 2026, we completed the issuance and sale of $500.0 million aggregate principal amount of 9.375% Senior Notes due 2031 (“the 2026 Term Notes”), which will mature on February 15, 2031. The 2026 Term Notes bear interest at 9.375% and are guaranteed by us on an unsecured basis.

In January 2026, we paid off the $215.0 million secured debt, or the "2022 Term Loan" with proceeds from the issuance and sale of $500.0 million Senior Notes.

Securitized Debt

In February 2026, we completed the securitization of $355.2 million of investor real estate loans, as measured by UPB, through a consolidated VIE.

In March 2026, we completed the securitization of $189.9 million of investor real estate loans, as measured by UPB, through a consolidated VIE.

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

These policies and estimates relate to the allowance for credit losses and fair value option accounting. Our critical accounting policies and estimates are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC.

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

Periodic changes in net interest income are primarily driven by: (1) origination volume and changes in average outstanding loan balances and (2) interest rates and changes in interest earned on our portfolio or paid on our debt. Historically, origination volume and portfolio size have been the largest contributors to the growth in our net interest income. We measure net interest income before and after interest expense related to our secured and unsecured corporate debt, and before and after our provision for credit losses.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	March 31, 2026	December 31, 2025	March 31, 2025
	($ in thousands)
Total loans (UPB)	$6,836,544	$6,491,338	$5,449,901
Loan count	17,639	16,652	13,858
Average loan balance	$388	$390	$393
Weighted average loan-to-value	64.9%	65.2%	66.1%
Weighted average coupon	9.75%	9.74%	9.6%
Nonperforming loans (UPB) (A)	$692,073	$554,540	$587,811
Nonperforming loans (% of total) (A)	10.1%	8.5%	10.8%

(A) Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $27.3 million, $29.6 million and $36.7 million of COVID-19 forbearance-granted loans 90 days or more past due or placed on nonaccrual status as of March 31, 2026, December 31, 2025, and March 31, 2025, respectively.

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

Originations and Acquisitions

The following table presents new loan originations including unfunded commitments and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
	($ in thousands)
Three Months Ended March 31, 2026:
Loan originations — held for investment	1,682	$637,146	$379	10.15%	62.5%
Construction loan advances — held for sale	—	2,226	—	5.90%	85.0%
Total loan originations	1,682	$639,372	$380	10.15%	62.5%
Three Months Ended December 31, 2025:
Loan originations — held for investment	1,714	$632,796	$369	10.14%	62.8%
Construction loan advances — held for sale	—	1,818	—	5.90%	85.0%
Total loan originations	1,714	$634,614	$370	10.13%	62.9%
Three Months Ended March 31, 2025:
Loan originations — held for investment	1,513	$635,537	$420	10.51%	62.6%
Loan originations — held for sale	1	4,886	4,886	5.70%	19.9%
Total loan originations	1,514	$640,423	$423	10.47%	62.3%

During the first quarter of 2026, loan originations increased $4.8 million and decreased $1.1 million from the quarters ended December 31, 2025 and March 31, 2025, respectively.

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

Loans held for investment, at amortized cost	March 31, 2026	December 31, 2025
	(In thousands)
Unpaid principal balance	$1,937,474	$2,013,514
Deferred loan origination costs	18,416	19,269
Allowance for credit losses	(4,860)	(4,521)
Loans held for investment, at amortized cost	$1,951,030	$2,028,262

Loans held for investment, at fair value	March 31, 2026	December 31, 2025
	(In thousands)
Unpaid principal balance	$4,899,070	$4,477,824
Valuation adjustments on performing FVO loans	307,626	300,344
Valuation adjustments on nonperforming FVO loans	(52,188)	(48,299)
Loans held for investment, at fair value	$5,154,508	$4,729,869

The following table illustrates the contractual maturities of our loans held for investment in aggregate UPB and as a percentage of total held for investment loan portfolio as of the dates indicated:

	March 31, 2026		December 31, 2025
	UPB	%	UPB	%
	($ in thousands)
Loans due in less than one year	$162,465	2.4%	$159,623	2.5%
Loans due in one to five years	73,042	1.1	78,875	1.2
Loans due in more than five years	6,601,037	96.5	6,252,840	96.3
Total loans held for investment	$6,836,544	100.0%	$6,491,338	100.0%

Allowance for Credit Losses

For the March 31, 2026 CECL estimate, we considered a severe stress scenario with a seven-quarter reasonable and supportable forecast period followed by a three-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate and reflected the economic uncertainties due to the recent Iran War and unstable labor market conditions.

For the December 31, 2025 CECL estimate, we considered a severe stress scenario with a seven-quarter reasonable and supportable forecast period followed by a three-quarter straight-line reversion period. The severe stress scenario was applied to reflect the uncertainties in the market with the tariffs, change in immigration policy, and unstable inflation rates.

Our allowance for credit losses as of March 31, 2026 was $4.9 million compared to $5.0 million as of March 31, 2025. The decrease in allowance for credit losses from March 31, 2025 was primarily due to a decrease in the amortized cost loan portfolio subject to CECL, and the removal of COVID pandemic era data from the macroeconomic forecasts in the latest CECL model update. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss are subject to change as conditions in the market change and our ability to forecast as economic events evolve.

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

The following table illustrates the activity in our allowance for credit losses of loans held for investment, excluding loans held for investment, at fair value over the periods indicated:

	Three Months Ended
	March 31, 2026		December 31, 2025		March 31, 2025
Allowance for credit losses:	($ in thousands)
Beginning balance	$4,521		$4,586		$4,174
Provision for credit losses	1,661		1,954		1,872
Charge-offs	(1,322)		(2,019)		(1,029)
Ending balance	$4,860		$4,521		$5,017
Total UPB(1)	$1,937,474		$2,013,514		$2,304,587
Nonperforming loans UPB	$238,407		$234,490		$292,811
Nonperforming loans UPB / Total UPB(1)	12.3%		11.6%		12.7%
Allowance for credit losses / Total UPB(1)	0.25%		0.22%		0.22%
Charge-offs / Total UPB(1)	0.27%	(2)	0.40%	(2)	0.18%	(2)
(1)
Reflects the UPB of loans held for investment at amortized cost.
(2)
Annualized.

The allowance for credit losses was 0.25% of total UPB of loans held for investment carried at amortized cost as of March 31, 2026. Nonperforming loans were 12.3% of total UPB of loans held for investment carried at amortized cost as of March 31, 2026. Management believes the allowance for credit losses is adequate to absorb expected lifetime credit losses because historically, most loans that become nonperforming either paid off or paid current, resulting in an overall gain. This is due to low LTVs at origination and active management of our portfolio. Historically, our actual annual charge-offs rate was 0.11% over the last four years.

Credit Quality – Loans Held for Investment

The following table provides delinquency information on our loans held for investment by UPB as of the dates indicated:

	March 31, 2026 (A)		COVID-19 Forbearance	December 31, 2025 (A)		COVID-19 Forbearance	March 31, 2025 (A)		COVID-19 Forbearance
	($ in thousands)
Performing/Accruing:
Current	$5,648,159	82.6%	$87,769	$5,432,204	83.7%	$90,159	$4,504,854	82.7%	$88,462
30-59 days past due	293,479	4.3	4,201	296,100	4.6	3,377	239,547	4.4	9,186
60-89 days past due	202,833	3.0	1,661	208,494	3.2	3,040	112,803	2.1	1,800
Total Performing Loans	6,144,471	89.9	93,631	5,936,798	91.5	96,576	4,857,204	89.2	99,448
Nonperforming/Nonaccrual:
<90 days past due	57,685	0.8	1,030	41,296	0.6	3,242	33,488	0.6	3,189
90+ days past due	108,963	1.6	487	71,985	1.1	—	46,545	0.9	205
Bankruptcy	50,669	0.7	10,128	57,919	0.9	5,945	76,606	1.4	3,688
In foreclosure	474,756	7.0	15,648	383,340	5.9	20,379	431,172	7.9	29,612
Total nonperforming loans	692,073	10.1	27,293	554,540	8.5	29,566	587,811	10.8	36,694
Total loans held for investment	$6,836,544	100.0%	$120,924	$6,491,338	100.0%	$126,142	$5,445,015	100.0%	$136,142
(A)
Balance includes $120.9 million UPB of loans held for investment at amortized cost as of March 31, 2026, $126.1 million as of December 31, 2025, and $136.1 million as of March 31, 2025 in our COVID-19 forbearance program.

Loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $692.1 million, or 10.1% of our held for investment loan portfolio as of March 31, 2026, compared to $554.5 million, or 8.5% as of December 31, 2025, and $587.8 million, or 10.8% as of March 31, 2025. The increase in total nonperforming loans as of March 31, 2026 compared to December 31, 2025 and March 31, 2025 was primarily due to an increase in the size and aging of our portfolio.

Resolution of Nonperforming Loans

Historically, most loans that become nonperforming resolve prior to converting to REO. The following tables summarize the resolution activities of loans that became nonperforming prior to the beginning of the periods indicated or became nonperforming and subsequently resolved during the periods indicated. We resolved $70.1 million of long-term and short-term nonperforming loans for the quarter ended March 31, 2026, compared to $78.1 million for the quarter ended December 31, 2025, and $68.3 million for the quarter ended March 31, 2025. We recovered total revenue of $4.6 million, $5.2 million and $7.6 million for the quarters ended March 31, 2026, December 31, 2025, and March 31, 2025, respectively. This is largely the result of collecting all regular accrued interest, default interest, and prepayment penalties in excess of the principal on loans.

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

	Three Months Ended March 31, 2026
Long-Term Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Write-Offs	Total Recovered
	($ in thousands)
Resolved — loans paid off	$32,971	$573	$433	$1,006	$1,695	$(709)	$1,992
Resolved — loans paid current	29,491	409	—	409	1,603	(31)	1,981
Total resolutions	$62,462	$982	$433	$1,415	$3,298	$(740)	$3,973
Recovery rate				102.3%			106.4%

	Three Months Ended December 31, 2025
Long-Term Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Write-Offs	Total Recovered
	($ in thousands)
Resolved — loans paid off	$35,505	$849	$696	$1,545	$3,281	$(391)	$4,435
Resolved — loans paid current	35,053	371	—	371	1,869	(9)	2,231
Total resolutions	$70,558	$1,220	$696	$1,916	$5,150	$(400)	$6,666
Recovery rate				102.7%			109.4%

	Three Months Ended March 31, 2025
Long-Term Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Write-Offs	Total Recovered
	($ in thousands)
Resolved — loans paid off	$20,589	$573	$416	$989	$1,685	$(291)	$2,383
Resolved — loans paid current	30,563	375	—	375	1,596	(1)	1,970
Total resolutions	$51,152	$948	$416	$1,364	$3,281	$(292)	$4,353
Recovery rate				102.7%			108.5%

Short-term loans, or loans with a maturity of two-year or less, do not require prepayment fees and usually result in a lower gain when paid in full, as compared to long-term loans. The table below includes resolutions of our short-term nonperforming loans and loans granted a COVID-19 forbearance in 2020, for the periods indicated:

	Three Months Ended March 31, 2026
Short-Term Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Recoveries	Total Recovered
	($ in thousands)
Resolved — loans paid off	$3,829	$137	$1	$138	$178	$32	$348
Resolved — loans paid current	3,798	28	—	28	221	—	249
Total resolutions	$7,627	$165	$1	$166	$399	$32	$597
Recovery rate				102.2%			107.8%

	Three Months Ended December 31, 2025
Short-Term Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Write-Offs	Total Recovered
	($ in thousands)
Resolved — loans paid off	$5,686	$308	$10	$318	$500	$(44)	$774
Resolved — loans paid current	1,873	92	—	92	121	(17)	196
Total resolutions	$7,559	$400	$10	$410	$621	$(61)	$970
Recovery rate				105.4%			112.8%

	Three Months Ended March 31, 2025
Short-Term Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Write-Offs	Total Recovered
	($ in thousands)
Resolved — loans paid off	$5,341	$180	$2	$182	$467	$(134)	$515
Resolved — loans paid current	11,845	14	—	14	340	(9)	345
Total resolutions	$17,186	$194	$2	$196	$807	$(143)	$860
Recovery rate				101.1%			105.0%

Real Estate Owned, Net (“REO”)

REO includes real estate we acquire through foreclosure or by deed-in-lieu of foreclosure. REO assets are initially recorded at fair value, less estimated costs to sell on the date of foreclosure. Adjustments that reduce the carrying value of the loan to the fair value of the real estate at the time of foreclosure are recognized as charge-offs in the allowance for credit losses. Gains at the time of foreclosure are recognized in other operating income. The difference between the carrying value of the FVO loan and the REO fair value less estimated costs to sell, is recorded as unrealized gain or loss on fair value loans. After foreclosure, we periodically obtain new valuations, and any subsequent changes to fair value, less estimated costs to sell, are reflected as valuation adjustments, included in “Real estate owned, net” in the Consolidated Statements of Income.

As of March 31, 2026, REO included 259 properties with a lower of cost or estimated fair value of $131.8 million compared to 254 properties with a lower of cost or estimated fair value of $118.3 million as of December 31, 2025, and 157 properties with a lower of cost or estimated fair value of $83.4 million as of March 31, 2025.

Gain (Loss) on REO

The table below shows our initial REO gain (loss) upon transfer from loans, for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
	($ in thousands)
Gain (loss) on new REO:
Gain on transfer to REO - amortized cost loans	$2,832	$2,834
Valuation gain on transfer to REO - fair value loans	3,971	1,589
Total gain on new REO	$6,803	$4,423

The table below shows the gain (loss) activity subsequent to the REO being record, for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
	($ in thousands)
Gain (loss) on existing REO:
REO valuation loss, net	$(3,217)	$(2,073)
(Loss) gain on sale of REO	(129)	300
Total (loss) on existing REO	$(3,346)	$(1,773)

Concentrations – Loans Held for Investment

As of March 31, 2026, our held for investment loan portfolio was concentrated in Investor 1-4 loans, representing 46.9% of the UPB. Mixed use and Retail properties represented 10.8% and 10.8%, respectively, of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio. Geographically, the principal balance of our loans held for investment were concentrated 19.6% in California, 13.6% in New York, 11.7% in Florida, 7.6% in New Jersey, and 6.3% in Texas.

Property Type	March 31, 2026
	Loan Count	UPB	% of Total UPB
	($ in thousands)
Investor 1-4	10,836	$3,203,963	46.9%
Mixed use	1,759	744,157	10.8
Retail	1,416	739,426	10.8
Office	1,271	606,938	8.9
Warehouse	765	493,995	7.2
Multifamily	806	482,152	7.1
Other (1)	786	565,913	8.3
Total loans held for investment	17,639	$6,836,544	100.0%
(1)
All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geography (State)	March 31, 2026
	Loan Count	UPB	% of Total UPB
	($ in thousands)
California	1,949	$1,338,691	19.6%
New York	1,742	932,252	13.6
Florida	2,028	802,431	11.7
New Jersey	1,295	517,801	7.6
Texas	1,184	427,637	6.3
Other (1)	9,441	2,817,732	41.2
Total loans held for investment	17,639	$6,836,544	100.0%
(1)
All other states individually comprise less than 5.0% of the total unpaid principal balance.

Key Performance Metrics

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
	($ in thousands)
Average loans	$6,632,988	$6,434,214	$5,214,186
Portfolio yield	9.23%	9.47%	9.11%
Average debt — portfolio related	6,180,078	6,079,838	4,821,067
Average debt — total company	6,655,454	6,369,838	5,111,067
Cost of funds — portfolio related	6.09%	6.23%	6.23%
Cost of funds — total company	6.56%	6.33%	6.36%
Net interest margin — portfolio related	3.56%	3.59%	3.35%
Net interest margin — total company	2.65%	3.21%	2.88%
Charge-offs/Average loans held for investment at amortized cost	0.27%	0.39%	0.18%
Pre-tax return on average equity (2)	18.1%	30.7%	20.1%
Return on average equity	13.1%	21.3%	13.9%
(1)
Percentages are annualized.
(2)
Non-GAAP financial measure. Refer to the Return on Average Equity section on Page 48.

Average Loans

Average loans reflects the daily average of total outstanding loans, including both loans held for investment and loans held for sale, as measured by UPB, over the specified time period.

Portfolio Yield

Portfolio yield is an annualized measure of the total interest income earned on our loan portfolio as a percentage of average loans over the given period. Interest income includes interest earned on performing loans, cash interest received on nonperforming loans, default interest and prepayment fees. The increase in our portfolio yield for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily driven by the increase in weighted average loan coupons. Portfolio yield for the three months ended March 31, 2026 decreased slightly from three months ended December 31, 2025 mainly attributable to less interest income and default interest collected on nonperforming loans.

Average Debt — Portfolio Related and Total Company

Portfolio-related debt consists of borrowings related directly to financing our loan portfolio, which includes our warehouse facilities and securitized debt. Total company debt consists of portfolio-related debt and corporate debt including secured and unsecured debt. The measures presented here reflect the monthly average of all portfolio-related and total company debt, as measured by outstanding principal balance, over the specified time period.

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

Our portfolio related cost of funds decreased to 6.09% for the three months ended March 31, 2026 from 6.23% for the prior quarter and 6.23% for the three months ended March 31, 2025. The decrease was primarily due to lower securitized debt interest expense.

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

Over the periods shown in the tables below, portfolio related net interest margin increased to 3.56% for the three months ended March 31, 2026 from 3.35% for the three months ended March 31, 2025, and decreased from 3.59% for the three months ended December 31, 2025. The increase from the three months ended March 31, 2025 was primarily due to higher average yield and balance. The decrease from the three month ended December 31, 2025 was primarily due to lower average yield.

Total company net interest margin of 2.65% for the three months ended March 31, 2026 decreased from 2.88% for the three months ended March 31, 2025, and decreased from 3.21% for the three months ended December 31, 2025. The decreases were primarily due to higher interest expense on our corporate debt due to expensing the non-cash unamortized debt issuance costs related to the payoff of our $215.0 million corporate debt in January 2025.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Three Months Ended
	March 31, 2026				December 31, 2025			March 31, 2025
		Interest	Average			Interest	Average		Interest	Average
	Average	Income /	Yield /		Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate (1)		Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	($ in thousands)
Loan portfolio:
Loans held for sale	$189				$359			$998
Loans held for investment	6,632,799				6,433,855			5,213,188
Total loans	$6,632,988	$153,080	9.23%		$6,434,214	$152,403	9.47%	$5,214,186	$118,740	9.11%

Debt:
Warehouse facilities	$176,760	$3,723	8.42%		$353,540	$6,939	7.85%	$433,790	$8,505	7.84%
Securitized debt	6,003,318	90,304	6.02%		5,726,298	87,713	6.13%	4,387,277	66,583	6.07%
Total debt - portfolio related	6,180,078	94,027	6.09%		6,079,838	94,652	6.23%	4,821,067	75,088	6.23%
Corporate - Secured debt	142,043	6,681	18.81%	(4)	290,000	6,142	8.47%	290,000	6,142	8.47%
Corporate - Unsecured debt	333,333	8,452	10.14%	(5)	—	—	—	—	—	-
Total debt	$6,655,454	$109,160	6.56%		$6,369,838	$100,794	6.33%	$5,111,067	$81,230	6.36%

Net interest spread - portfolio related (2)			3.15%				3.25%			2.88%
Net interest margin - portfolio related			3.56%				3.59%			3.35%

Net interest spread - total company (3)			2.67%				3.15%			2.75%
Net interest margin - total company			2.65%				3.21%			2.88%
(1)
Annualized.
(2)
Net interest spread - portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)
Net interest spread - total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.
(4)
The average yield of 18.81% for corporate secured debt reflects a lower average balance given that the $215.0 million secured debt was paid off at the end of January 2026, and interest expense also included $1.3 million write-off of debt issuance costs and $3.2 million interest expense for the quarter. Excluding these non-recurring costs, the adjusted average yield on the remaining secured debt would be 10.50% going forward.
(5)
The average yield of 10.14% for corporate unsecured debt reflects a lower average balance given that the $500.0 million unsecured debt was not issued until the end of January 2026; on a full-quarter basis, the average yield would be 9.98%.

Charge-Offs

Our annualized charge-offs rate over average loans held for investment carried at amortized cost for the three months ended March 31, 2026 decreased to 0.27% as compared to 0.39% for the three months ended December 31, 2025 and increased from 0.18% for the three months ended March 31, 2025. The charge-offs rate reflects year-to-date annualized charge-offs as a percentage of average loans held for investment at amortized cost, for the respective quarters. We do not record charge-offs on loans carried at estimated fair value and loans held for sale.

Return on Average Equity

Pre-tax return on average equity and return on average equity reflect income before income taxes and net income including income attributable to noncontrolling interest, respectively, as a percentage of the monthly average total stockholders’ equity including noncontrolling interest over the specified period. Pre-tax return on average equity and return on average equity decreased during the quarter ended March 31, 2026 as compared to the quarter ended December 31, 2025 primarily due to a gain of $19.7 million on sale of nonperforming loans in December 2025 and higher average shareholders' equity. Pre-tax return on average equity and return on average equity slightly decreased as compared to the quarter ended March 31, 2025 primarily due to non-recurring expenses during the quarter ended March 31, 2026.

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
	($ in thousands)
Income before income taxes (A)	$30,877	$50,049	$26,893
Net income (B)	22,299	34,754	18,648

Monthly average balance:
Stockholders' equity (C)	682,417	651,352	534,940

Pre-tax return on average equity (A)/(C) (1)	18.1%	30.7%	20.1%

Return on average equity (B)/(C) (1)	13.1%	21.3%	13.9%
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

Interest Expense — Corporate Debt

Interest expense on corporate debt consists of interest expense paid with respect to the 2022 Term Loan until its payoff in January 2026 and the 2024 Term Loan, as reflected in “Secured financing, net” on our Consolidated Balance Sheets, and the related amortization of deferred debt issuance costs. Interest expense on corporate debt also includes the interest expense paid with respect to the 2026 Term Notes, as reflected in “Unsecured senior notes, net” on our Consolidated Balance Sheets, and the related amortization of deferred debt issuance costs.

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

Other Income. Other income primarily consists of servicing fee income and other miscellaneous income. We earn servicing fees for servicing mortgage loans for others.

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

Consolidated Results of Operations

The following table summarizes our unaudited consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Interest income	$153,080	$118,740
Interest expense - portfolio related	94,027	75,088
Net interest income - portfolio related	59,053	43,652
Interest expense - corporate debt	15,133	6,142
Net interest income	43,920	37,510
Provision for credit losses	1,661	1,872
Net interest income after provision for credit losses	42,259	35,638
Other operating income	42,957	33,446
Total operating expenses	54,339	42,190
Income before income taxes	30,877	26,894
Income tax expense	8,578	8,246
Net income	22,299	18,648
Net loss attributable to noncontrolling interest	(64)	(239)
Net income attributable to Velocity Financial, Inc.	$22,363	$18,887

Net Interest Income — Portfolio Related

	Three Months Ended March 31,
	2026	2025	$ Change
	(In thousands)
Interest income	$153,080	$118,740	$34,340
Interest expense - portfolio related	94,027	75,088	18,939
Net interest income - portfolio related	$59,053	$43,652	$15,401

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income increased 35.3% to $59.1 million from $43.7 million for the three months ended March 31, 2026 and 2025, respectively.

Interest Income. Interest income increased by $34.3 million or 28.9% to $153.1 million for the three months ended March 31, 2026, compared to $118.7 million for the three months ended March 31, 2025, attributable to higher average loan portfolio balances and yield. For the three months ended March 31, 2026, the average loan yield was 9.23% compared to 9.11% for the three months ended March 31, 2025.

The following tables distinguish between the changes in interest income attributable to changes in average loan balance (volume) and the changes in interest income attributable to changes in annualized yield (rate) for the three months ended March 31, 2026 and 2025.

	Average Loans	Interest Income	Average Yield(1)
	($ in thousands)
Three months ended March 31, 2026	$6,632,988	$153,080	9.23%
Three months ended March 31, 2025	5,214,186	118,740	9.11%
Volume variance	1,418,802	32,310
Rate variance		2,030	0.12%
Total interest income variance		34,340
(1)
Annualized.

Interest Expense — Portfolio Related. Portfolio related interest expense, which consists of interest incurred on our warehouse facilities and securitized debt, increased 25.2% to $94.0 million for the three months ended March 31, 2026 from $75.1 million for the three months ended March 31, 2025. The increase was primarily attributable to a higher loan portfolio being financed, offsets by lower portfolio cost of funds.

The following tables present information regarding portfolio related interest expense and distinguish between the changes in interest expense attributable to changes in the average outstanding debt balance (volume) and changes in cost of funds (rate) for the three months ended March 31, 2026 and 2025.

	Average Debt(1)	Interest Expense	Cost of Funds(2)
	($ in thousands)
Three months ended March 31, 2026	$6,180,078	$94,027	6.09%
Three months ended March 31, 2025	4,821,067	75,088	6.23%
Volume variance	1,359,011	21,167
Rate variance		(2,228)	-0.14%
Total interest expense variance		18,939
(1)
Includes securitized debt and warehouse agreements.
(2)
Annualized.

Net Interest Income After Provision for Credit Losses

	Three Months Ended March 31,
	2026	2025	$ Change
	(In thousands)
Net interest income - portfolio related	$59,053	$43,652	$15,401
Interest expense - corporate debt	15,133	6,142	8,991
Net interest income	43,920	37,510	6,410
Provision for credit losses	1,661	1,872	(211)
Net interest income after provision for credit losses	$42,259	$35,638	$6,621

Interest Expense — Corporate Debt. Corporate debt interest expense increased to $15.1 million from $6.1 million for the three months ended March 31, 2026 and 2025, respectively. The increase in corporate debt interest expense was primarily due to the issuance of $500.0 million unsecured senior notes in January 2026 and write-off of $1.3 million non-cash unamortized debt issuance costs related to the payoff of the $215.0 million secured corporate debt in January 2026.

Provision for Credit Losses. Our provision for credit losses decreased to $1.7 million for the three months ended March 31, 2026 from $1.9 million for the three months ended March 31, 2025, primarily due to the decrease in loans carried at amortized cost subject to the CECL allowance methodology.

Other Operating Income

The $9.5 million increase in total other operating income from the three months ended March 31, 2025 to the three months ended March 31, 2026 was primarily due to a net unrealized gain of $6.1 million on loans and securitized debt and the recognition of $2.4 million employee retention credit as other income in the first quarter of 2026.

	Three Months Ended March 31,
	2026	2025	$ Change
	(In thousands)
Gain on disposition of loans	$2,896	$2,834	$62
Unrealized gain on fair value loans	1,039	34,836	(33,797)
Unrealized gain (loss) on fair value securitized debt	26,254	(13,682)	39,936
Unrealized loss on mortgage servicing rights	(337)	(1,081)	744
Origination fee income	7,970	8,679	(709)
Interest income on cash balance	1,405	1,339	66
Other income	3,730	521	3,209
Total other operating income	$42,957	$33,446	$9,511

Gain on Disposition of Loans. Gain on disposition of loans remained relatively consistent at $2.9 million for the three months ended March 31, 2026 compared to $2.8 million for the three months ended March 31, 2025.

Unrealized Gain on Fair Value Loans. Unrealized gain on fair value loans decreased by $33.8 million to $1.0 million for the three months ended March 31, 2026 compared to $34.8 million for the three months ended March 31, 2025. The decrease was mainly driven by an increase in market interest rates and spreads.

Unrealized Gain (Loss) on Fair Value Securitized Debt. Unrealized gain on fair value securitized debt was $26.3 million for the three months ended March 31, 2026, compared to $13.7 million of unrealized loss for the three months ended March 31, 2025. The increase in unrealized gain on fair value securitized debt was primarily attributable to the increase in market interest rates and spreads.

Unrealized Gain (Loss) on Mortgage Servicing Rights. Unrealized loss on mortgage servicing rights was $0.3 million for the three months ended March 31, 2026 as compared to $1.1 million for the three months ended March 31, 2025. The decrease in unrealized loss on mortgage servicing rights was primarily attributable to an increase in the servicing portfolio.

Origination Fee Income. Origination fee income slightly decreased by $0.7 million to $8.0 million for the three months ended March 31, 2026 compared to $8.7 million for the three months ended March 31, 2025. The decrease was primarily attributable to slightly lower fees collected on new loans.

Interest Income on Cash Balance. Interest income on cash balance increased by $0.1 million to $1.4 million for the three months ended March 31, 2026 compared to $1.3 million for the three months ended March 31, 2025. The increase was primarily attributable to an overall higher cash balance.

Other Income. Other income was $3.7 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily attributable to the recognition of $2.4 million employee retention credit as other income in March 2026, and higher servicing fee income from the new loan servicing portfolio serviced for others.

Operating Expenses

Operating expenses are presented in the following table. Changes in operating expenses compared to the same period of the prior year are discussed below.

	Three Months Ended March 31,
	2026	2025	$ Change
	(In thousands)
Compensation and employee benefits	$23,520	$21,684	$1,836
Origination expenses	1,163	838	325
Securitization expenses	5,285	4,043	1,242
Loan servicing	8,563	8,008	555
Professional fees	5,781	1,783	3,998
Rent and occupancy	340	275	65
Real estate owned, net	6,862	3,029	3,833
Other operating expenses	2,825	2,530	295
Total operating expenses	$54,339	$42,190	$12,149

Compensation and Employee Benefits. Compensation and employee benefits slightly increased by $1.8 million to $23.5 million for the three months ended March 31, 2026 compared to $21.7 million for the three months ended March 31, 2025. The increase was primarily attributable to the annual salary increases and increase in headcount to support future growth in loan production.

Origination Expenses. Origination expenses increased by $0.3 million to $1.2 million for the three months ended March 31, 2026 from $0.8 million for the three months ended March 31, 2025. The increase in origination expenses was due to higher third party fees paid.

Securitization Expenses. Securitization expenses were $5.3 million for the three months ended March 31, 2026 compared to $4.0 million for the three months ended March 31, 2025. The increase in securitization expenses was due to two securitization transactions issued in the first quarter of 2026 as compared to one transaction in the same period of the prior year.

Loan Servicing. Loan servicing expenses increased to $8.6 million for the three months ended March 31, 2026 from $8.0 million for the three months ended March 31, 2025. The increase was primarily attributable to the growth of our loan portfolio.

Professional Fees. Professional fees increased to $5.8 million for the three months ended March 31, 2026 compared to $1.8 million for the three months ended March 31, 2025. The increase was primarily attributable to higher legal fees related to potential merger and acquisition due diligence.

Rent and Occupancy. Rent and occupancy expenses remained relatively consistent at $0.3 million for the three months ended March 31, 2026 and the three months ended March 31, 2025.

Real Estate Owned, Net. Net expenses of real estate owned increased to $6.9 million for the three months ended March 31, 2026 from $3.0 million for the three months ended March 31, 2025. The increase was mainly due to the increase in REOs combined with higher valuation adjustments.

Other Operating Expenses. Other operating expenses increased to $2.8 million for the three months ended March 31, 2026 from $2.5 million for the three months ended March 31, 2025. The increase reflected higher information technology maintenance and data processing costs.

Income Tax Expense. Income tax expense was $8.6 million and $8.2 million for the three months ended March 31, 2026 and 2025, respectively. The increase in income tax expense was primarily attributable to the increase in pretax income. Our annual consolidated effective tax rates were 28.2% and 28.5% for the years 2026 and 2025, respectively.

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

	Three Months Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
	($ in thousands)
	(Unaudited)
Interest income	$153,080	$152,403	$144,119	$135,567	$118,740	$113,484	$105,070	$97,760
Interest expense - portfolio related	94,027	94,652	88,899	81,838	75,088	68,484	63,871	59,188
Net interest income - portfolio related	59,053	57,751	55,220	53,729	43,652	45,000	41,199	38,572
Net interest margin - portfolio related	3.56%	3.59%	3.65%	3.82%	3.35%	3.70%	3.60%	3.54%
Interest expense - corporate debt	15,133	6,142	6,144	6,143	6,142	6,143	6,143	6,155
Net interest income	43,920	51,609	49,076	47,586	37,510	38,857	35,056	32,417
Net interest margin - total company	2.65%	3.21%	3.25%	3.39%	2.88%	3.20%	3.06%	2.98%
Provision for (reversal of) credit losses	1,661	1,954	381	1,598	1,872	22	(69)	218
Net interest income after provision for (reversal of) credit losses	42,259	49,655	48,695	45,988	35,638	38,835	35,125	32,199
Other operating income	42,957	53,249	37,077	39,847	33,446	32,330	20,732	22,561
Operating expenses	54,339	52,855	50,397	51,913	42,190	39,127	34,613	34,887
Income before income taxes	30,877	50,049	35,375	33,922	26,894	32,038	21,244	19,873
Income tax expense	8,578	15,296	9,963	7,752	8,246	11,233	5,627	5,162
Net income	22,299	34,753	25,412	26,170	18,648	20,805	15,617	14,711
Net income (loss) attributable to noncontrolling interest	(64)	(44)	39	173	(239)	218	(186)	(67)
Net income attributable to Velocity Financial, Inc.	$22,363	$34,797	$25,373	$25,997	$18,887	$20,587	$15,803	$14,778

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

Cash and Cash Equivalents

Our total liquidity was $329.0 million as of March 31, 2026, comprised of $87.1 million in cash and $241.9 million in borrowings from available warehouse capacity on unencumbered loans. Our additional available warehouse capacity as of March 31, 2026, was $593.7 million, bringing total liquidity plus available warehouse capacity to $922.7 million.

We had cash of $87.1 million and $51.7 million, excluding restricted cash of $25.0 million and $22.8 million as of March 31, 2026 and 2025, respectively.

Cash Flows

The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash provided by (used in):
Operating activities	$12,086	$3,536
Investing activities	(351,372)	(401,413)
Financing activities	202,099	401,508
Net change in cash, cash equivalents, and restricted cash	$(137,187)	$3,631

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

For the three months ended March 31, 2026, our net cash provided by operating activities consisted mainly of $22.3 million in net income, $4.0 million in amortization of debt issuance discount and costs, $2.3 million in proceeds from sale of loans held for sale, $3.2 million change in valuation of real estate owned, and $2.7 million in stock-based compensation, offset by $26.3 million change in valuation of securitized debt at fair value.

For the three months ended March 31, 2026, our net cash used in investing activities consisted mainly of $637.1 million in cash used to originate loans held for investment at fair value, partially offset by $266.9 million in cash received from payments of loans held for investment.

For the three months ended March 31, 2026, our net cash provided by financing activities consisted mainly of $374.4 million in borrowings from our warehouse and repurchase facilities, $484.9 million in proceeds from the issuance of unsecured corporate debt, and $513.7 million in proceeds from issuing securitized debt. The cash generated was partially offset by repayments of $585.5 million on warehouse and repurchase facilities, repayments of $365.9 million on securitized debt, and payoff of the 2022 Term Loan in the amount of $215.0 million.

During the three months ended March 31, 2026 and 2025, we used approximately $137.2 million and generated $3.6 million, respectively, of net cash and cash equivalents on operating, investing and financing activities.

Warehouse Facilities

As of March 31, 2026, we had five non-mark-to-market warehouse facilities, one mark-to-market warehouse facility, and one modified mark-to-market warehouse facility to support our loan origination and acquisition facilities. The maturity of our warehouse facilities ranges from one to three years. The borrowings are collateralized primarily by performing loans. All warehouse facilities are based on SOFR, plus margins ranging from 1.60% to 4.00%. Borrowing under these facilities was $99.4 million with $835.6 million of available capacity as of March 31, 2026.

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

All borrower payments on loans financed under the warehouse facilities are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities. The warehouse facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to-net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization of interest expense. If we fail to meet any of the covenants, or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of March 31, 2026, we were in compliance with these covenants.

Securitized debt

From May 2011 through March 2026, we have completed 48 transactions, issuing $11.1 billion in principal amount of securities to third parties. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP.

Accumulated interest represents our total ownership interest in each trust which is the difference between the UPB of the loan collateral and the principal amount due external bondholders. The following table summarizes securities issued at the time of securitization, accumulated interest as of March 31, 2026 and December 31, 2025, and the stated maturity for each outstanding securitized debt. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 10% to 30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

		Accumulated Interest as of
Trusts	Securities Issued	March 31, 2026	December 31, 2025	Stated Maturity Date
	(In thousands)
2017-2 Trust	$245,601	$6,784	$6,693	October 2047
2018-1 Trust	176,816	4,880	4,967	April 2048
2018-2 Trust	307,988	9,284	10,001	October 2048
2019-1 Trust	235,580	9,904	12,021	March 2049
2019-2 Trust	207,020	6,575	6,644	July 2049
2019-3 Trust	154,419	5,766	5,792	October 2049
2020-1 Trust	248,700	8,472	8,881	February 2050
2021-1 Trust	251,301	12,200	13,097	May 2051
2021-2 Trust	194,918	5,452	5,056	August 2051
2021-3 Trust	204,205	7,335	5,875	October 2051
2021-4 Trust	319,116	7,009	6,974	December 2051
2022-1 Trust	273,594	9,203	9,304	February 2052
2022-2 Trust	241,388	12,360	11,611	March 2052
2022-3 Trust	296,323	17,322	25,409	May 2052
2022-4 Trust	308,357	20,651	20,062	July 2052
2022-5 Trust	188,754	17,176	17,162	October 2052
2023-1 Trust	198,715	16,144	17,030	December 2052
2023-2 Trust	202,210	5,179	10,669	April 2053
2023-3 Trust	234,741	3,701	7,055	July 2053
2023-4 Trust	202,890	4,784	8,227	November 2053
2024-1 Trust	209,862	9,273	9,714	January 2054
2024-2 Trust	286,235	11,944	17,786	April 2054
2024-3 Trust	204,599	4,292	7,172	June 2054
2024-4 Trust	253,612	7,346	13,358	July 2054
2024-5 Trust	292,880	15,808	14,220	October 2054
2024-6 Trust	293,895	19,729	18,490	December 2054
2025-1 Trust	342,791	18,878	18,152	February 2055
2025-RTL1 Trust	111,395	10,673	7,048	March 2030
2025-2 Trust	377,526	23,806	20,898	April 2055
2025-MC1 Trust	114,136	22,410	20,925	May 2055
2025-3 Trust	382,461	17,962	15,367	June 2055
2025-P1 Trust	190,865	6,792	5,370	July 2055
2025-4 Trust	457,543	19,170	14,769	September 2055
2025-P2 Trust	207,013	7,103	5,305	October 2055
2025-5 Trust	439,292	14,048	11,346	December 2055
2026-1 Trust	335,448	19,625	-	February 2056
2026-P1 Trust	178,333	11,520	-	March 2056
Total	$9,370,522	$430,560	$412,450

The following table summarizes outstanding bond principal balances for each securitized debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(In thousands)
2017-2 Trust	$21,078	$22,445
2018-1 Trust	15,549	17,828
2018-2 Trust	45,412	46,790
2019-1 Trust	48,286	50,131
2019-2 Trust	35,365	38,266
2019-3 Trust	34,528	37,606
2020-1 Trust	73,798	76,345
2021-1 Trust	121,343	126,176
2021-2 Trust	102,072	108,845
2021-3 Trust	111,140	113,979
2021-4 Trust	184,768	187,001
2022-1 Trust	185,997	190,618
2022-2 Trust	165,487	170,257
2022-3 Trust	191,375	203,208
2022-4 Trust	198,222	204,089
2022-5 Trust	131,991	140,766
2023-1 Trust	125,505	134,177
2023-2 Trust	93,641	116,579
2023-3 Trust	118,120	147,149
2023-4 Trust	103,906	136,392
2024-1 Trust	128,787	138,490
2024-2 Trust	175,571	199,850
2024-3 Trust	139,304	162,649
2024-4 Trust	164,461	187,255
2024-5 Trust	217,424	240,918
2024-6 Trust	243,705	259,120
2025-1 Trust	296,457	312,863
2025-RTL1 Trust	111,395	111,395
2025-2 Trust	342,054	350,312
2025-MC1 Trust	83,966	91,607
2025-3 Trust	353,630	365,978
2025-P1 Trust	176,737	185,424
2025-4 Trust	435,553	445,803
2025-P2 Trust	196,721	206,550
2025-5 Trust	426,650	437,256
2026-1 Trust	333,735	—
2026-P1 Trust	178,257	—
Total	$6,111,990	$5,964,117

As of March 31, 2026 and December 31, 2025, the weighted average annualized rates on the securities and certificates for the Trusts were as follows:

	March 31, 2026	December 31, 2025
2017-2 Trust	4.50%	4.23%
2018-1 Trust	4.44	4.35
2018-2 Trust	4.64	4.53
2019-1 Trust	4.11	4.11
2019-2 Trust	3.50	3.46
2019-3 Trust	3.28	3.29
2020-1 Trust	2.87	2.88
2021-1 Trust	1.79	1.77
2021-2 Trust	2.03	2.03
2021-3 Trust	2.54	2.48
2021-4 Trust	3.24	3.25
2022-1 Trust	3.94	3.94
2022-2 Trust	5.03	5.05
2022-MC1 Trust	—	6.78
2022-3 Trust	5.60	5.68
2022-4 Trust	6.29	6.23
2022-5 Trust	7.33	7.26
2023-1 Trust	7.43	7.23
2023-1R Trust	—	13.75
2023-2 Trust	7.17	7.66
2023-RTL1 Trust	—	9.86
2023-3 Trust	7.71	8.16
2023-4 Trust	7.79	8.63
2024-1 Trust	8.10	7.56
2024-2 Trust	6.77	7.46
2024-3 Trust	7.10	7.26
2024-4 Trust	7.26	6.76
2024-5 Trust	6.18	6.00
2024-6 Trust	6.16	6.39
2025-1 Trust	6.61	6.59
2025-RTL1 Trust	7.17	7.17
2025-2 Trust	6.65	6.41
2025-MC1 Trust	8.51	8.49
2025-3 Trust	6.46	6.46
2025-P1 Trust	6.57	6.57
2025-4 Trust	5.76	5.76
2025-P2 Trust	6.09	6.06
2025-5 Trust	5.88	6.10
2026-1 Trust	5.60	—
2026-P1 Trust	5.96	—

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

Secured and Unsecured Financing (Corporate Debt)

On February 5, 2024, the Company entered into a five-year $75.0 million syndicated corporate debt agreement, (“the 2024 Term Loan”). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months.

On January 30, 2026, we entered into a five-year $500.0 million syndicated corporate debt agreement, the (“the 2026 Term Note”). The 2026 Term Note bears interest at a fixed rate of 9.375% and matures on January 30, 2031. Interest on the 2026 Term Note is paid every three months. A portion of the proceeds was used to pay off the $215.0 million 2022 Term Loan.

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

The following table summarizes the activity in our ATM Program for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share amount)
Number of shares sold	—	1,569
Net sale proceeds	$—	$28,796
Weighted average price per share	$—	$18.66

Contractual Obligations and Commitments

On March 15, 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bore interest at a fixed rate of 7.125% and was to mature on March 15, 2027. Interest on the 2022 Term Loan was paid every six months. The 2022 Term Loans was paid off with proceeds from the 2026 Term Notes.

On February 5, 2024, the Company entered into a five-year $75.0 million syndicated corporate debt agreement, (“the 2024 Term Loan”). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months. As of March 31, 2026 and December 31, 2025, the balance of the 2024 Term Loan was $75.0 million.

On January 30, 2026, we entered into a five-year $500.0 million unsecured syndicated corporate debt agreement, the (“the 2026 Term Note”). The 2026 Term Note bears interest at a fixed rate of 9.375% and matures on January 30, 2031. Interest on the 2026 Term Note is paid every three months. A portion of the proceeds was used to pay off the 2022 Term Loan. As of March 31, 2026, the balance of the 2024 Term Loan was $500.0 million.

Velocity Commercial Capital, LLC is the borrower of the 2024 Term Loan, which is secured by substantially all of the borrower’s non-warehoused assets, with a guarantee from Velocity Financial, Inc., that is secured by the equity interests of the borrower. The syndicated unsecured corporate debt (the 2026 Term Notes) agreement contains customary affirmative and negative covenants, including financial maintenance covenants and limitations on dividends by the borrower.

As of March 31, 2026, we maintained warehouse facilities to finance our investor real estate loans and had approximately $99.4 million in outstanding borrowings with $835.6 million of available capacity under our warehouse and repurchase facilities. The warehouse and repurchase facilities have maturity dates ranging from May 2026 to April 2028.

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

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Forward-looking statements may contain expectations regarding our operations, including our loan originations, our ability to resolve non-performing loans and avoid losses on non-performing loans and the disposition of REOs and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future funding and development of our business and products, including the future results of our at-the-market equity offering program. Although we believe that the expectations reflected in these forward-looking statements have a reasonable basis, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this Quarterly Report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

•
the description of our business and the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and filed with the Securities and Exchange Commission on March 12, 2026
•
the discussion of our analysis of financial condition and results of operations contained in this Quarterly Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
•
the notes to the consolidated financial statements contained in this Quarterly Report
•
cautionary statements we make in our public documents, reports and announcements

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

Item 1A. Risk Factors.

We have included in Part I, Item 1A of our 2025 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance, or financial condition (the "Risk Factors"). There have been no material changes from the disclosures provided in our 2025 Form 10-K. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on common stock purchases made by us to satisfy tax withholdings obligations during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 2026	228,371	$19.87	—	$—
February 2026	—	—	—	—
March 2026	—	—	—	—
Total	228,371	$19.87	—	$—

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

Item 5. Other Information.

Insider Trading Arrangements and Policies

On March 20, 2026, Jeffrey T. Taylor, our Executive Vice President, Capital Markets, adopted a Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) with respect to the sale of up to an aggregate of 25,980 shares of our common stock. The plan will expire June 30, 2027, subject to early termination for certain specified events as set forth in the plan.

On March 19, 2026, Mark R. Szczepaniak, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) with respect to the sale of up to an aggregate of 24,000 shares of our common stock. The plan will expire June 30, 2027, subject to early termination for certain specified events as set forth in the plan.

On March 14, 2026, Fiona L. Tam, our Chief Accounting Officer, adopted a Rule10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) with respect to the sale of up to an aggregate of 10,000 shares of our common stock. The plan will expire June 30, 2027, subject to early termination for certain specified events as set forth in the plan.

On March 18, 2026, Roland T. Kelly, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement (as such term is defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense of Rule 10b5-1(c) with respect to the sale of up to an aggregate of 20,000 shares of our common stock. The plan will expire June 30, 2027, subject to early termination for certain specified events as set forth in the plan.

Item 6. Exhibits.

The exhibits below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Conversion	8-K	001-39183	3.1	1/22/2020

3.2	Restated Certificate of Incorporation of Velocity Financial, Inc.	8-K	001-39183	3	5/23/2022

3.3	Amended and Restated Bylaws of Velocity Financial, Inc.	8-K	001-39183	3.2	3/25/2022

4.1	Form of Stock Certificate for Common Stock	S-1	333-234250	4.1	10/18/2019

4.2	Form of Warrant to Purchase Common Stock	8-K	001-39183	4.1	4/7/2020

4.3	Description of the Registrant’s Securities	10K	001-39183	4.3	4/7/2020

10.1	Stockholders Agreement, dated as of January 16, 2020	10-K	001-39183	10.1	4/7/2020

10.2	Registration Rights Agreement, dated as of January 16, 2020	10-K	001-39183	10.2	4/7/2020

10.3	Registration Rights Agreement, dated as of April 7, 2020	8-K	333-234250	10.1	4/7/2020

10.4	Securities Purchase Agreement among Velocity Financial, Inc. and the Purchasers Party thereto dated April 5, 2020	8-K	001-39183	10.1	4/6/2020

10.5	Velocity Financial, Inc. Employee Stock Purchase Plan*	DEF 14A	001-39183	AII	4/8/2022

10.6	Amended and Restated Velocity Financial, Inc. 2020 Omnibus Incentive Plan*	DEF 14A	001-39183	AI	4/11/2025

10.7	Form of Nonqualified Stock Option Award Notice and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.6	1/6/2020

10.8	Form of Nonqualified Stock Option Award Notice and Agreement (Director Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.7	1/6/2020

10.9	Form of Nonqualified Stock Option Award Notice and Agreement (Executive Officer Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.8	1/6/2020

10.10	Form of Restricted Stock Unit Grant and Agreement (Director Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.9	1/6/2020

10.11	Form of Restricted Stock Unit Grant and Agreement (Standard Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.10	1/6/2020

10.12	Form of Restricted Stock Grant and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.11	1/6/2020

10.13	Velocity Financial 2026 Annual Cash Incentive and Performance Stock Units Programs for Messrs. Farrar, Szczepaniak and Taylor*	8-K	001-39183	-	1/20/2026

10.14	Form of Equity Distribution Agreement, dated May 3, 2024	8-K	001-39183	1.1	5/3/2024

10.15	Form of Amendment No. 1 to Equity Distribution Agreement, dated December 12, 2024	10-K	001-39183	10.15	3/12/2025

10.16	Form of Officer and Director Indemnity Agreement*	S-1/A	333-234250	10.37	11/6/2019

10.17	Form of Performance Stock Unit Grant and Agreement*	10-K	001-39183	10.16	3/15/2024

10.18	Note Purchase Agreement Dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association, as collateral agent, and the respective purchasers of the Notes.	8-K	001-39183	10.1	3/16/2022

10.19	Security Agreement, dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association, as collateral agent.	8-K	001-39183	10.2	3/16/2022

10.20	Velocity Financial, Inc. Incentive Compensation Clawback Policy*	8-K	001-39183	99	2/7/2024

10.21	Form of Note Purchase Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association, as Collateral Agent and the respective purchasers of the Notes.	8-K	001-39183	10.1	2/6/2024

10.22	Security Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association.	8-K	001-39183	10.2	2/6/2024

10.23	Equal Priority Intercreditor Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association as the 2027 Notes Collateral Agent and U.S. Bank Trust Company, National Association as the 2029 Notes Collateral Agent.	8-K	001-39183	10.3	2/6/2024

10.24	Form of Amendment No. 2 to Equity Distribution Agreement, dated April 11, 2025	10-Q	001-39183	10.24	5/1/2025

19.1	Securities Trading Policy	10-K	001-39183	19.1	3/12/2025

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (ii) the Consolidated Statements of Income for the three months ended March 31, 2026 and 2025, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and 2025, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 and (v) the Notes to unaudited Consolidated Financial Statements.

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

VELOCITY FINANCIAL, INC.

Date: May 6, 2026	By:	/s/ Christopher D. Farrar
Christopher D. Farrar
Chief Executive Officer

Date: May 6, 2026	By:	/s/ Mark R. Szczepaniak
Mark R. Szczepaniak
Chief Financial Officer