Form 10-Q
period 2026-06-30
Velocity Financial, Inc.
filed 2026-08-06
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 39,481,457 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$76,115	$92,103
Restricted cash	169,088	157,134
Loans held for investment, at amortized cost (net of allowance for credit losses of $5,102 and $4,521 as of June 30, 2026 and December 31, 2025, respectively)	1,823,039	2,028,262
Loans held for investment, at fair value	5,460,522	4,729,869
Total loans, net	7,283,561	6,758,131
Retained securities, at fair value	29,924	—
Accrued interest receivables	53,107	49,678
Receivables due from servicers	152,182	150,902
Other receivables	6,006	1,897
Real estate owned, net	142,085	118,289
Property and equipment, net	1,291	1,415
Deferred tax asset, net	19,852	22,709
Mortgage servicing rights, at fair value	14,307	12,963
Derivative assets	118	66
Goodwill	6,775	6,775
Other assets	8,719	9,451
Total assets	$7,963,130	$7,381,513

LIABILITIES
Accounts payable and accrued expenses	$186,020	$168,314
Secured financing, net	73,427	286,679
Unsecured senior notes, net	486,170	—
Securitized debt, at amortized cost	1,570,782	1,705,589
Securitized debt, at fair value	4,609,891	4,236,737
Warehouse and repurchase facilities, net	311,676	308,506
Total liabilities	7,237,966	6,705,825
Commitments and contingencies
EQUITY
Common stock ($0.01 par value, 100,000,000 shares authorized; 40,279,046 and 39,573,657 shares issued, 39,293,655 and 38,965,317 shares outstanding as of June 30, 2026 and December 31, 2025, respectively)	405	398
Additional paid-in capital	390,977	382,564
Retained earnings	349,905	302,379
Treasury stock, at cost (985,391 and 608,340 common shares as of June 30, 2026 and December 31, 2025, respectively)	(17,483)	(10,204)
Accumulated other comprehensive loss	(2,267)	(2,602)
Total Velocity Financial, Inc. stockholders' equity	721,537	672,535
Noncontrolling interest in subsidiary	3,627	3,153
Total equity	725,164	675,688
Total liabilities and equity	$7,963,130	$7,381,513

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

The following table represents the assets and liabilities of consolidated variable interest entities:

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Restricted cash	$157,439	$151,827
Loans held for investment, at amortized cost	1,819,613	2,023,030
Loans held for investment, at fair value	4,792,922	4,273,757
Accrued interest and other receivables	195,010	191,313
Real estate owned, net	121,480	114,485
Deferred tax asset, net	895	1,085
Other assets	—	5
Total assets	$7,087,359	$6,755,502

LIABILITIES
Accounts payable and accrued expenses	$123,846	$120,691
Securitized debt	6,180,673	5,942,326
Total liabilities	$6,304,519	$6,063,017

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$160,986	$135,567	$314,066	$254,307
Interest expense — portfolio related	97,627	81,838	191,654	156,926
Net interest income — portfolio related	63,359	53,729	122,412	97,381
Interest expense — corporate debt	14,469	6,143	29,602	12,285
Net interest income	48,890	47,586	92,810	85,096
Provision for credit losses	980	1,598	2,641	3,470
Net interest income after provision for credit losses	47,910	45,988	90,169	81,626
Other operating income
Gain on disposition of loans	3,954	6,286	6,850	9,120
Unrealized gain on fair value loans	24,483	29,906	25,522	64,742
Unrealized gain (loss) on fair value securitized debt	2,297	(7,584)	28,551	(21,266)
Unrealized gain (loss) on mortgage servicing rights	1,126	309	789	(772)
Origination fee income	12,154	8,936	20,124	17,615
Interest income on cash balance	1,334	1,505	2,739	2,844
Other income	1,730	489	5,460	1,010
Total other operating income	47,078	39,847	90,035	73,293
Operating expenses
Compensation and employee benefits	25,514	22,605	49,034	44,289
Origination expenses	1,405	1,193	2,568	2,031
Securitization expenses	4,669	11,521	9,954	15,564
Loan servicing	15,685	8,205	24,248	16,213
Professional fees	2,173	1,992	7,954	3,775
Rent and occupancy	352	298	692	573
Real estate owned, net	6,723	3,298	13,585	6,327
Other operating expenses	3,232	2,801	6,057	5,331
Total operating expenses	59,753	51,913	114,092	94,103
Income before income taxes	35,235	33,922	66,112	60,816
Income tax expense
Federal	7,198	5,928	13,692	11,778
State	2,303	1,824	4,387	4,220
Income tax expense	9,501	7,752	18,079	15,998
Net income	25,734	26,170	48,033	44,818
Net income (loss) attributable to noncontrolling interest	571	173	507	(66)
Net income attributable to Velocity Financial, Inc.	$25,163	$25,997	$47,526	$44,884
Less undistributed earnings attributable to unvested restricted stock awards	341	286	694	523
Net earnings attributable to common stockholders	$24,822	$25,711	$46,832	$44,361
Earnings per common share
Basic	$0.64	$0.69	$1.21	$1.25
Diluted	$0.64	$0.69	$1.21	$1.20
Weighted average common shares outstanding
Basic	38,730	37,194	38,678	35,450
Diluted	39,304	37,790	39,239	37,309

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$25,734	$26,170	$48,033	$44,818
Net income (loss) attributable to noncontrolling interest	571	173	507	(66)
Net income attributable to Velocity Financial, Inc.	25,163	25,997	47,526	44,884
Other comprehensive income (loss), net of tax:
Net unrealized loss on cash flow hedges arising during the period	(153)	(1,613)	(67)	(2,669)
Reclassification adjustments included in net income	196	205	402	267
Total other comprehensive income (loss), net of tax	43	(1,408)	335	(2,402)
Total comprehensive income attributable to Velocity Financial, Inc.	$25,206	$24,589	$47,861	$42,482

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands, except share data)

(Unaudited)

	Common Stock - Number of Shares			Stockholders' Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance — December 31, 2024	33,761,147	(215,562)	33,545,585	$339	$322,954	$197,325	$(2,869)	$(805)	$516,944	$3,271	$520,215
Issuance of common stock	1,569,255	—	1,569,255	20	28,522	—	—	—	28,542	—	28,542
Shares surrendered for tax withholding on vested awards	—	(115,596)	(115,596)	—	—	—	(2,162)	—	(2,162)	—	(2,162)
Restricted stock awarded and stock-based compensation expenses	385,503	—	385,503	—	1,970	—	—	—	1,970	—	1,970
Net income (loss)	—	—	—	—	—	18,887	—	—	18,887	(239)	18,648
Other comprehensive loss	—	—	—	—	—	—	—	(994)	(994)	—	(994)
Balance — March 31, 2025	35,715,905	(331,158)	35,384,747	$359	$353,446	$216,212	$(5,031)	$(1,799)	$563,187	$3,032	$566,219
Issuance of common stock	3,154,630	—	3,154,630	31	13,052	—	—	—	13,083	—	13,083
Purchase of treasury stock	—	(258,828)	(258,828)	—	—	—	(4,848)	—	(4,848)	—	(4,848)
Shares surrendered for tax withholding on vested awards	—	(8,754)	(8,754)	—	—	—	(145)	—	(145)	—	(145)
Restricted stock awarded and stock-based compensation expenses	17,292	—	17,292	—	2,029	—	—	—	2,029	—	2,029
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(47)	(47)
Net income	—	—	—	—	—	25,997	—	—	25,997	173	26,170
Other comprehensive loss	—	—	—	—	—	—	—	(1,408)	(1,408)	—	(1,408)
Balance — June 30, 2025	38,887,827	(598,740)	38,289,087	$390	$368,527	$242,209	$(10,024)	$(3,207)	$597,895	$3,158	$601,053

Balance — December 31, 2025	39,573,657	(608,340)	38,965,317	$398	$382,564	$302,379	$(10,204)	$(2,602)	$672,535	$3,153	$675,688
Shares surrendered for tax withholding on vested awards	—	(228,371)	(228,371)	—	—	—	(4,537)	—	(4,537)	—	(4,537)
Share-based awards	498,335	—	498,335	5	—	—	—	—	5	—	5
Stock compensation expense	—	—	—	—	2,690	—	—	—	2,690	—	2,690
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(33)	(33)
Net income (loss)	—	—	—	—	—	22,363	—	—	22,363	(64)	22,299
Other comprehensive income	—	—	—	—	—	—	—	292	292	—	292
Balance — March 31, 2026	40,071,992	(836,711)	39,235,281	$403	$385,254	$324,742	$(14,741)	$(2,310)	$693,348	$3,056	$696,404
Purchase of treasury stock	—	(126,769)	(126,769)	—	—	—	(2,364)	—	(2,364)	—	(2,364)
Shares surrendered for tax withholding on vested awards	—	(21,911)	(21,911)	—	—	—	(378)	—	(378)	—	(378)
Share-based awards	55,042	—	55,042	—	260	—	—	—	260	—	260
Issuance of shares under the employee stock purchase plan	152,012	—	152,012	2	2,384	—	—	—	2,386	—	2,386
Stock compensation expense	—	—	—	—	3,079	—	—	—	3,079	—	3,079
Net income	—	—	—	—	—	25,163	—	—	25,163	571	25,734
Other comprehensive income	—	—	—	—	—	—	—	43	43	—	43
Balance — June 30, 2026	40,279,046	(985,391)	39,293,655	$405	$390,977	$349,905	$(17,483)	$(2,267)	$721,537	$3,627	$725,164

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net income	$48,033	$44,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264	270
Amortization of right-of-use assets	393	675
Provision for credit losses	2,641	3,470
Origination of loans held for sale	(88,484)	(45,809)
Proceeds from sales of loans held for sale	86,896	46,954
Net accretion of discount on purchased loans and deferred loan origination costs	1,584	1,991
(Reversal of) provision for uncollectible corporate and escrow advances receivable	(209)	587
Loss (gain) on disposition of loans	278	(1,145)
Real estate acquired through foreclosure in excess of recorded investment	(7,128)	(7,975)
Amortization of debt issuance discount and costs	6,878	5,343
Change in valuation of real estate owned	6,852	4,223
Change in valuation of fair value loans	(25,522)	(64,742)
Change in valuation of mortgage servicing rights	(789)	1,223
Change in valuation of fair value securitized debt	(28,551)	21,266
Hedging activities	728	(3,404)
Gain on sale of real estate owned	(505)	(1,090)
Stock-based compensation	5,774	3,999
Deferred tax expense	2,482	2,096
Change in operating assets and liabilities:
Accrued interest and other receivables	(8,679)	(8,150)
Other assets	1,236	(6,159)
Accounts payable and accrued expenses	11,655	12,757
Net cash provided by operating activities	15,827	11,198
Cash flows from investing activities:
Purchase of loans held for investment	(70)	—
Origination of loans held for investment	(1,223,465)	(1,320,002)
Proceeds from sales of loans originally classified as held for investment	103,169	—
Payments of loans held for investment	526,186	454,240
Proceeds from sale of real estate owned	36,497	22,537
Capitalized improvement on real estate owned	(589)	(19)
Change in corporate and escrow advances receivable	1,855	(2,284)
Change in impounds and deposits	5,255	3,075
Purchase of property and equipment	(140)	(158)
Net cash used in investing activities	(551,302)	(842,611)
Cash flows from financing activities:
Warehouse repurchase facilities advances	1,058,400	1,481,924
Warehouse repurchase facilities repayments	(1,055,661)	(1,498,852)
Proceeds from unsecured financing	500,000	—
Repayment of secured financing	(215,000)	—
Proceeds from securitized debt	912,166	1,334,657
Repayment of securitized debt	(647,925)	(493,337)
Debt issuance costs	(15,873)	(1,043)
Deferred stock issuance costs	—	(379)
Proceeds from issuance of common stock related to warrants exercised	—	10,908
Proceeds from issuance of common stock	2,646	31,096
Purchase of treasury stock	(7,279)	(7,155)
Distribution to non-controlling interest	(33)	(47)
Net cash provided by financing activities	531,441	857,772
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,034)	26,359
Cash, cash equivalents, and restricted cash at beginning of period	249,237	70,830
Cash, cash equivalents, and restricted cash at end of period	$245,203	$97,189

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Six Months Ended June 30,
	2026	2025
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for interest	$197,963	$158,869
Cash paid during the period for income taxes, net	12,761	18,743
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to held for sale	132,438	—
Transfer of loans held for investment to real estate owned	58,925	43,063
Transfer of accrued interest to loans held for investment	1,073	1,219
Recognition of new leases in exchange for lease obligations	796	1,384
Deferred stock issuance costs charged against additional paid-in capital	—	379

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

The Company, through its wholly owned subsidiaries, is the sole beneficial owner of the Velocity Commercial Capital Loan Trusts, from the 2017-2 Trust through and including the 2026-2 Trust, all of which are New York common law trusts, with the exception of the VCC 2025-MC1 Trust, and VCC 2025-RTL1 Trust which are Delaware statutory trusts. The Trusts are bankruptcy remote, variable interest entities (“VIEs”) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company. On June 30, 2026, the Company sold a pool of nonperforming loans pursuant to a mortgage loan sale agreement (“Mortgage Loan Sale Agreement”) to VCC 2026-MC2 Trust, a Delaware statutory trust. The conveyance of mortgage loans was accounted for as a sale and not deemed as a pledge to secure a debt or other obligation of the Company. The Company determined that VCC 2026-MC2 Trust is also a VIE; however, the Company did not consolidate 2026-MC2 because it concluded it is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the entity's economic performance. See Note 2 — Basis of Presentation and Summary of Significant Accounting Policies.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed Government National Mortgage Association (“Ginnie Mae” or “GNMA”) issuer/servicer that provides government-insured Federal Housing Administration (“FHA”) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century is a consolidated subsidiary of the Company as of completion of the acquisition. In addition, as a servicer of Ginnie Mae loans, Century is required to maintain a minimum net worth, and Century is in compliance with this requirement as of June 30, 2026.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements as of and for the three and six months ended June 30, 2026 and 2025 have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

(c)
Securitizations and Principles of Consolidation

The Company transfers mortgage loans and certain financial assets to special-purpose entities in securitization transactions. These transactions are used to obtain liquidity while retaining certain interests in the securitization structures.

1. Consolidation Policy

The Company evaluates securitization trusts and other special-purpose entities under the variable interest entity (VIE) model. Under this model, the Company consolidates an entity when it has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity.

In substantially all securitization transactions, the Company is the primary beneficiary of the securitization trust and therefore consolidates the trust.

The consolidated financial statements as of June 30, 2026 and December 31, 2025 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and consolidated VIEs.

In the 2026-MC2 securitization transaction, the Company concluded it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact the entity's economic performance and, therefore, the Company did not consolidate 2026-MC2. The Company recognized on its consolidated balance sheet its retained interest in the 2026-MC2 security through its ownership of the Trust Certificate.

2. Sale Recognition & Derecognition

For securitization transactions in which the Company is not required to consolidate, the transfer of financial assets is evaluated under the sale accounting and derecognition guidance. For nonconsolidated special-purpose entities, the transferred financial assets are removed from the Company's consolidated balance sheet provided the conditions for sale accounting are met.

The Company recognizes a sale when control over the transferred financial assets has been surrendered, which generally requires that (i) the transferred financial assets are legally isolated from the Company's creditors, (ii) the transferee or beneficial interest holders have the right to pledge or exchange the transferred financial assets, and (iii) the Company does not maintain effective control over the transferred financial assets (for example, the Company cannot repurchase the transferred assets before their maturity and does not have the ability to unilaterally cause the holder to return the transferred assets).

In connection with this nonconsolidated securitization transaction involving 2026-MC2, the Company evaluated the transfer under the applicable derecognition criteria, including legal isolation and surrender of control, supported by a true sale legal opinion obtained in connection with the transaction. The Company received gross proceeds of $107.2 million in connection with the transfer, which were used to repay $91.9 million of existing indebtedness and fund a $2.8 million reserve account, resulting in net proceeds of $11.2 million after transaction costs of $1.3 million, received at closing. The Company recognized a $754 thousand gain from the transfer of nonperforming loans into 2026-MC2. In addition, the Company wrote off $6.0 million of protective advances related to the sale of nonperforming loans, which is included in “Loan servicing” in the Consolidated Statements of Income.

3. Retained Securities

The Company's retained interest in 2026-MC2 (the “Retained Securities”) consists of the trust certificate. The retained securities may be held to satisfy risk retention requirements and represent the Company’s compliance with the risk retention rules under the Dodd-Frank Act, requiring the Company to retain at least five percent of the credit risk of the assets underlying asset-backed securitizations.

4. Accounting Classification and Measurement

The Company has elected the fair value option for subsequently measuring the retained securities in 2026-MC2. The retained securities are measured at fair value at each reporting date, and changes in fair value are recognized in current period earnings.

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

Government Grants

In December 2025, the FASB issued ASU No. 2025-10 “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities” (“ASU 2025-10”), which provides guidance on the recognition, measurement, presentation, and disclosure of government grants received by business entities. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. On January 1, 2026, the Company's adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.

Derivatives and Hedging

In November 2025, the FASB issued ASU 2025-09 “Derivatives and Hedging (Topic 815), Hedge Accounting Improvements”, which aligns financial reporting with the economics of some of an entity's risk management activities by updating similar risk assessment for cash flow hedges, hedging interest payments on choose-your-rate debt, cash flow hedges of nonfinancial forecasted transactions, net written options as hedging instruments, and foreign currency-denominated debt designated as a hedging instrument and a hedged item. The amendments in ASU 2025-09 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods and applied on a prospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Expense Disaggregation

In January 2025, the FASB issued ASU 2025-01 “Income Statement - Reporting Comprehensive Income (Subtopic 220-40) Expense Disaggregation Disclosures”, clarifies for non-calendar year end entities the interim effective date of ASU 2024-03. All public business entities are required to adopt the guidance in the annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 “Income Statement - Reporting Comprehensive Income (Subtopic 220-40) Expense Disaggregation Disclosures”, which requires specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively will need to be disclosed. The accounting update is effective January 1, 2027 for the Company. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. In accordance with various mortgage servicing and related agreements, Century maintains escrow accounts for mortgage insurance premium, tax and insurance, working capital, sinking fund and other mortgage related escrows. The total escrow balances payable amounted to $82.1 million and $86.6 million as of June 30, 2026 and 2025, respectively. These amounts are not reflected on the Consolidated Balance Sheets of the Company.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025:

	June 30,
	2026	2025
	(In thousands)
Cash and cash equivalents	$76,115	$79,559
Restricted cash	169,088	17,630
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$245,203	$97,189

Note 5 — Loans Held for Sale at Fair Value

There were no loans held for sale at fair value as of June 30, 2026 and December 31, 2025.

Note 6 — Loans Held for Investment at Amortized Cost and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Loans Held for Investment, at Amortized Cost	Loans Held for Investment, at Fair Value	Total Loans Held for Investment
	(In thousands)
Unpaid principal balance	$1,810,757	$5,175,134	$6,985,891
Valuation adjustments on performing FVO loans	—	310,104	310,104
Valuation adjustments on nonperforming FVO loans	—	(24,716)	(24,716)
Deferred loan origination costs, net	17,384	—	17,384
	1,828,141	5,460,522	7,288,663
Allowance for credit losses	(5,102)	—	(5,102)
Total loans held for investment	$1,823,039	$5,460,522	$7,283,561

	December 31, 2025
	Loans Held for Investment, at Amortized Cost	Loans Held for Investment, at Fair Value	Total Loans Held for Investment
	(In thousands)
Unpaid principal balance	$2,013,514	$4,477,824	$6,491,338
Valuation adjustments on performing FVO loans	—	300,344	300,344
Valuation adjustments on nonperforming FVO loans	—	(48,299)	(48,299)
Deferred loan origination costs, net	19,269	—	19,269
	2,032,783	4,729,869	6,762,652
Allowance for credit losses	(4,521)	—	(4,521)
Total loans held for investment	$2,028,262	$4,729,869	$6,758,131

The following tables summarize the Unpaid Principal Balance (“UPB”) and amortized cost basis of loans in the Company's COVID-19 forbearance program for the three and six months ended June 30, 2026 and the year ended December 31, 2025:

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
	UPB	%	Amortized Cost	%	UPB	%	Amortized Cost	%
	($ in thousands)
Beginning balance	$120,924		$122,034		$126,142		$127,328
Repayments	(4,222)		(4,304)		(9,440)		(9,598)
Ending balance	$116,702		$117,730		$116,702		$117,730

Performing/Accruing	$90,499	77.5%	$91,281	77.5%	$90,499	77.5%	$91,281	77.5%

Nonperforming/Nonaccrual	$26,203	22.5%	$26,449	22.5%	$26,203	22.5%	$26,449	22.5%

	Year Ended December 31, 2025
	UPB	%	Amortized Cost	%
	($ in thousands)
Beginning balance	$142,827		$144,247
Foreclosures	(1,980)		(1,996)
Repayments	(14,705)		(14,923)
Ending balance	$126,142		$127,328

Performing/Accruing	$96,577	76.6%	$97,461	76.5%

Nonperforming/Nonaccrual	$29,565	23.4%	$29,867	23.5%

Since April 1, 2020, the inception of the COVID-19 forbearance program, the Company has modified $415.9 million in UPB of loans, which includes capitalized interest of $17.7 million. As of June 30, 2026, $294.3 million in UPB of modified loans has been paid down, which includes $7.0 million of capitalized interest received. The Company has not forgiven any capitalized interest.

Approximately 77.5% and 76.6% of the COVID forbearance loans in UPB were performing, and 22.5% and 23.4% were on nonaccrual status as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026 and December 31, 2025, the gross unpaid principal balances of loans held for investment pledged as collateral for the Company’s warehouse facilities and securitized debt issued were as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
The 2013 repurchase agreement	$111,610	$165,484
The 2021/2024 repurchase agreements	133,621	134,901
The 2021 term repurchase agreement	12,167	23,478
The 2023 repurchase agreement	120,791	50,611
The 2024 bank credit agreement	34,947	36,479
Total pledged loans	$413,136	$410,953

2017-2 Trust	$26,411	$29,111
2018-1 Trust	19,753	21,618
2018-2 Trust	45,902	49,759
2019-1 Trust	49,259	58,324
2019-2 Trust	38,529	42,618
2019-3 Trust	37,881	41,166
2020-1 Trust	78,439	83,154
2021-1 Trust	125,518	135,627
2021-2 Trust	102,347	112,332
2021-3 Trust	110,908	119,070
2021-4 Trust	180,411	190,186
2022-1 Trust	188,317	198,203
2022-2 Trust	170,640	178,346
2022-3 Trust	184,091	206,020
2022-4 Trust	180,716	221,652
2022-5 Trust	112,284	146,126
2023-1 Trust	108,741	141,805
2023-2 Trust	82,361	94,269
2023-3 Trust	101,386	124,129
2023-4 Trust	91,550	118,953
2024-1 Trust	106,529	140,464
2024-2 Trust	154,392	183,376
2024-3 Trust	128,624	145,659
2024-4 Trust	158,410	175,820
2024-5 Trust	183,833	246,456
2024-6 Trust	238,620	268,354
2025-1 Trust	289,926	321,431
2025-RTL1 Trust	99,591	117,733
2025-2 Trust	348,588	369,814
2025-MC1 Trust	74,617	86,083
2025-3 Trust	347,309	377,229
2025-P1 Trust	178,599	190,012
2025-4 Trust	442,123	459,557
2025-P2 Trust	197,181	210,368
2025-5 Trust	426,623	445,822
2026-1 Trust	344,703	—
2026-P1 Trust	187,994	—
2026-2 Trust	408,112	—
Total	$6,351,218	$6,050,646

(a)
Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment, excluding loans carried at fair value, that were nonperforming and on nonaccrual status as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Total Nonaccrual	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Allowance for Loans Individually Evaluated
	(In thousands)
Commercial — Purchase	$19,750	$19,094	$656	$76
Commercial — Refinance	59,806	56,953	2,853	362
Residential 1-4 Unit — Purchase	18,115	17,612	503	7
Residential 1-4 Unit — Refinance	71,141	65,438	5,703	643
Short Term 1-4 Unit — Purchase	1,180	1,180	—	—
Short Term 1-4 Unit — Refinance	11,373	11,373	—	—
Total	$181,365	$171,650	$9,715	$1,088

	December 31, 2025
	Total Nonaccrual	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Allowance for Loans Individually Evaluated
	(In thousands)
Commercial — Purchase	$30,429	$29,773	$656	$76
Commercial — Refinance	74,398	71,043	3,355	402
Residential 1-4 Unit — Purchase	27,383	27,068	315	6
Residential 1-4 Unit — Refinance	90,666	83,143	7,523	535
Short Term 1-4 Unit — Purchase	1,180	1,180	—	—
Short Term 1-4 Unit — Refinance	13,336	13,336	—	—
Total	$237,392	$225,543	$11,849	$1,019

The Company made the accounting policy election not to measure an allowance for accrued interest receivables and to write off accrued interest receivables by reversing interest income when loans are placed on nonaccrual status, or 90 days or more past due. Any future payments received for these loans will be recognized on a cash basis.

The following tables present the amortized cost basis in loans held for investment, excluding loans held for investment at fair value, as of June 30, 2026 and 2025, and the amount of accrued interest receivable written off by reversing interest income by portfolio segment of loans that have been placed on nonaccrual for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026		2025
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
	(In thousands)
Commercial — Purchase	$445,321	$124	$532,379	$186
Commercial — Refinance	549,932	283	660,040	319
Residential 1-4 Unit — Purchase	325,529	30	386,393	57
Residential 1-4 Unit — Refinance	458,566	365	602,809	313
Short Term 1-4 Unit — Purchase	32,871	—	30,593	—
Short Term 1-4 Unit — Refinance	15,922	—	19,388	—
Total	$1,828,141	$802	$2,231,602	$875

	Six Months Ended June 30,
	2026		2025
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
	(In thousands)
Commercial — Purchase	$445,321	$373	$532,379	$449
Commercial — Refinance	549,932	587	660,040	598
Residential 1-4 Unit — Purchase	325,529	90	386,393	198
Residential 1-4 Unit — Refinance	458,566	695	602,809	588
Short Term 1-4 Unit — Purchase	32,871	—	30,593	80
Short Term 1-4 Unit — Refinance	15,922	112	19,388	—
Total	$1,828,141	$1,857	$2,231,602	$1,913

The cash basis interest income recognized on nonaccrual loans, including loans held for investment at fair value, was $12.2 million and $14.0 million for the three months ended June 30, 2026 and 2025, respectively. The cash basis interest income recognized on nonaccrual loans, including loans held for investment at fair value, was $21.9 million and $22.5 million for the six months ended June 30, 2026 and 2025, respectively. No accrued interest income was recognized on nonaccrual loans for the six months ended June 30, 2026 and 2025. The average recorded investment of individually evaluated loans, computed using month-end balances, was $212.9 million and $289.1 million for the three months ended June 30, 2026 and 2025, respectively, and $228.0 million and $294.9 million for the six months ended June 30, 2026 and 2025, respectively. There were no commitments to lend additional funds to debtors experiencing financial difficulty whose loans have been modified as of June 30, 2026 and 2025.

(b)
Allowance for Credit Losses

The following tables present the activity in the allowance for credit losses for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance — April 1, 2026	$300	$2,303	$748	$1,497	$12	$—	$4,860
Provision for (reversal of) credit losses	(7)	482	51	398	(6)	62	980
Charge-offs	—	(411)	(40)	(247)	—	(40)	(738)
Ending balance	$293	$2,374	$759	$1,648	$6	$22	$5,102

Allowance related to:
Loans individually evaluated	$76	$362	$7	$643	$—	$—	$1,088
Loans collectively evaluated	$217	$2,013	$752	$1,004	$6	$22	$4,014
Amortized cost related to:
Loans individually evaluated	$19,750	$59,806	$18,115	$71,141	$1,180	$11,373	$181,365
Loans collectively evaluated	$425,571	$490,126	$307,414	$387,425	$31,691	$4,549	$1,646,776

	Three Months Ended June 30, 2025
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance — April 1, 2025	$655	$2,129	$840	$1,297	$38	$58	$5,017
Provision for (reversal of) credit losses	24	29	(9)	(14)	(11)	1,579	1,598
Charge-offs	—	(73)	(44)	(25)	—	(1,591)	(1,733)
Ending balance	$679	$2,085	$787	$1,258	$27	$46	$4,882

Allowance related to:
Loans individually evaluated	$79	$1,104	$6	$235	$—	$46	$1,470
Loans collectively evaluated	$600	$981	$781	$1,023	$27	$—	$3,412
Amortized cost related to:
Loans individually evaluated	$33,716	$95,099	$26,164	$114,570	$2,100	$14,682	$286,331
Loans collectively evaluated	$498,663	$564,941	$360,229	$488,239	$28,493	$4,706	$1,945,271

	Six Months Ended June 30, 2026
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance — January 1, 2026	$345	$1,858	$771	$1,540	$7	$—	$4,521
Provision for (reversal of) credit losses	(52)	1,855	141	558	(1)	140	2,641
Charge-offs	—	(1,339)	(153)	(450)	—	(118)	(2,060)
Ending balance	$293	$2,374	$759	$1,648	$6	$22	$5,102

Allowance related to:
Loans individually evaluated	$76	$362	$7	$643	$—	$—	$1,088
Loans collectively evaluated	$217	$2,013	$752	$1,004	$6	$22	$4,014
Amortized cost related to:
Loans individually evaluated	$19,750	$59,806	$18,115	$71,141	$1,180	$11,373	$181,365
Loans collectively evaluated	$425,571	$490,126	$307,414	$387,425	$31,691	$4,549	$1,646,776

	Six Months Ended June 30, 2025
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance — January 1, 2025	$662	$1,399	$746	$1,281	$12	$74	$4,174
Provision for credit losses	17	877	262	626	22	1,666	3,470
Charge-offs	—	(191)	(221)	(649)	(7)	(1,694)	(2,762)
Ending balance	$679	$2,085	$787	$1,258	$27	$46	$4,882

Allowance related to:
Loans individually evaluated	$79	$1,104	$6	$235	$—	$46	$1,470
Loans collectively evaluated	$600	$981	$781	$1,023	$27	$—	$3,412
Amortized cost related to:
Loans individually evaluated	$33,716	$95,099	$26,164	$114,570	$2,100	$14,682	$286,331
Loans collectively evaluated	$498,663	$564,941	$360,229	$488,239	$28,493	$4,706	$1,945,271
(c)
Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-offs rate in relation to its nonperforming loans as a credit quality indicator.

Other credit quality indicators include aging status and accrual status. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. Past due status is based on the contractual terms of the loan. The following tables present the aging status of the amortized cost basis in the loans held for investment portfolio, which include $117.7 million and $127.3 million loans in the Company’s COVID-19 forbearance program, excluding loans held for investment at fair value, as of June 30, 2026 and December 31, 2025, respectively:

June 30, 2026	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated
Commercial — Purchase	$1,151	$1,763	$16,836	$19,750	$—	$19,750
Commercial — Refinance	5,422	239	54,033	59,694	112	59,806
Residential 1-4 Unit — Purchase	2,413	—	15,702	18,115	—	18,115
Residential 1-4 Unit — Refinance	3,747	2,095	65,299	71,141	—	71,141
Short Term 1-4 Unit — Purchase	—	—	1,180	1,180	—	1,180
Short Term 1-4 Unit — Refinance	—	—	11,373	11,373	—	11,373
Total loans individually evaluated	$12,733	$4,097	$164,423	$181,253	$112	$181,365
Loans collectively evaluated
Commercial — Purchase	$21,763	$5,805	$—	$27,568	$398,003	$425,571
Commercial — Refinance	25,748	11,964	—	37,712	452,414	490,126
Residential 1-4 Unit — Purchase	14,681	1,547	—	16,228	291,186	307,414
Residential 1-4 Unit — Refinance	23,089	10,888	—	33,977	353,448	387,425
Short Term 1-4 Unit — Purchase	—	—	—	—	31,691	31,691
Short Term 1-4 Unit — Refinance	—	—	—	—	4,549	4,549
Total loans collectively evaluated	$85,281	$30,204	$—	$115,485	$1,531,291	$1,646,776
Ending balance	$98,014	$34,301	$164,423	$296,738	$1,531,403	$1,828,141
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

December 31, 2025	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated
Commercial — Purchase	$197	$2,499	$27,733	$30,429	$—	$30,429
Commercial — Refinance	4,403	3,817	66,178	74,398	—	74,398
Residential 1-4 Unit — Purchase	2,621	688	24,074	27,383	—	27,383
Residential 1-4 Unit — Refinance	4,169	2,376	84,121	90,666	—	90,666
Short Term 1-4 Unit — Purchase	—	—	1,180	1,180	—	1,180
Short Term 1-4 Unit — Refinance	—	—	13,336	13,336	—	13,336
Total loans individually evaluated	$11,390	$9,380	$216,622	$237,392	$—	$237,392
Loans collectively evaluated
Commercial — Purchase	$17,461	$10,059	$—	$27,520	$431,786	$459,306
Commercial — Refinance	29,871	12,111	—	41,982	492,895	534,877
Residential 1-4 Unit — Purchase	8,996	4,474	—	13,470	311,365	324,835
Residential 1-4 Unit — Refinance	26,912	17,494	—	44,406	397,821	442,227
Short Term 1-4 Unit — Purchase	—	—	—	—	29,598	29,598
Short Term 1-4 Unit — Refinance	—	4,548	—	4,548	—	4,548
Total loans collectively evaluated	$83,240	$48,686	$—	$131,926	$1,663,465	$1,795,391
Ending balance	$94,630	$58,066	$216,622	$369,318	$1,663,465	$2,032,783
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost in loans held for investment, excluding loans held for investment at fair value, based on accrual status and by loan origination year as of June 30, 2026 and December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year
June 30, 2026:	2022	2021	2020	2019	Prior	Total
	(In thousands)
Commercial — Purchase
Payment performance
Performing	$176,511	$176,249	$21,636	$25,068	$26,107	$425,571
Nonperforming	2,961	8,471	2,136	3,522	2,660	19,750
Total Commercial — Purchase	$179,472	$184,720	$23,772	$28,590	$28,767	$445,321

Commercial — Refinance
Payment performance
Performing	167,906	$144,203	$29,091	$58,583	$90,343	$490,126
Nonperforming	6,379	14,742	4,438	14,243	20,004	59,806
Total Commercial — Refinance	$174,285	$158,945	$33,529	$72,826	$110,347	$549,932

Residential 1-4 Unit — Purchase
Payment performance
Performing	$135,671	$135,298	$4,688	$13,826	$17,931	$307,414
Nonperforming	2,624	10,306	488	655	4,042	18,115
Total Residential 1-4 Unit — Purchase	$138,295	$145,604	$5,176	$14,481	$21,973	$325,529

Residential 1-4 Unit — Refinance
Payment performance
Performing	$155,452	$149,462	$10,816	$34,469	$37,226	$387,425
Nonperforming	12,939	32,120	901	11,934	13,247	71,141
Total Residential 1-4 Unit — Refinance	$168,391	$181,582	$11,717	$46,403	$50,473	$458,566

Short Term 1-4 Unit — Purchase
Payment performance
Performing	$—	$—	$23,237	$8,454	$—	$31,691
Nonperforming	597	—	583	—	—	1,180
Total Short Term 1-4 Unit — Purchase	$597	$—	$23,820	$8,454	$—	$32,871

Short Term 1-4 Unit — Refinance
Payment performance
Performing	$4,549	$—	$—	$—	$—	$4,549
Nonperforming	794	—	1,522	8,271	786	11,373
Total Short Term 1-4 Unit — Refinance	$5,343	$—	$1,522	$8,271	$786	$15,922

Total Portfolio	$666,383	$670,851	$99,536	$179,025	$212,346	$1,828,141

Gross charge-offs — quarter-ended June 30, 2026	$461	$51	$—	$—	$226	$738

Gross charge-offs — year-to-date June 30, 2026	$1,016	$414	$—	$110	$520	$2,060

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2025	2022	2021	2020	2019	Prior	Total
	(In thousands)
Commercial — Purchase
Payment performance
Performing	$195,654	$183,471	$22,409	$26,427	$31,345	$459,306
Nonperforming	9,992	12,081	2,981	3,819	1,556	30,429
Total Commercial — Purchase	$205,646	$195,552	$25,390	$30,246	$32,901	$489,735

Commercial — Refinance
Payment performance
Performing	$184,326	$152,510	$32,023	$64,788	$101,230	$534,877
Nonperforming	18,536	14,907	4,308	14,815	21,832	74,398
Total Commercial — Refinance	$202,862	$167,417	$36,331	$79,603	$123,062	$609,275

Residential 1-4 Unit — Purchase
Payment performance
Performing	$144,277	$142,870	$4,718	$13,852	$19,118	$324,835
Nonperforming	10,318	10,958	1,390	788	3,929	27,383
Total Residential 1-4 Unit — Purchase	$154,595	$153,828	$6,108	$14,640	$23,047	$352,218

Residential 1-4 Unit — Refinance
Payment performance
Performing	$182,214	$165,344	$13,247	$38,741	$42,681	$442,227
Nonperforming	27,281	34,311	3,178	11,342	14,554	90,666
Total Residential 1-4 Unit — Refinance	$209,495	$199,655	$16,425	$50,083	$57,235	$532,893

Short Term 1-4 Unit — Purchase
Payment performance
Performing	$—	$—	$21,904	$7,694	$—	$29,598
Nonperforming	597	—	583	—	—	1,180
Total Short Term 1-4 Unit — Purchase	$597	$—	$22,487	$7,694	$—	$30,778

Short Term 1-4 Unit — Refinance
Payment performance
Performing	$4,548	$—	$—	$—	$—	$4,548
Nonperforming	916	—	1,844	8,230	2,346	13,336
Total Short Term 1-4 Unit — Refinance	$5,464	$—	$1,844	$8,230	$2,346	$17,884

Total Portfolio	$778,659	$716,452	$108,585	$190,496	$238,591	$2,032,783

Gross charge-offs — quarter-ended December 31, 2025	$1,321	$422	$—	$—	$276	$2,019

Gross charge-offs — year-ended December 31, 2025	$4,120	$751	$45	$75	$467	$5,458

Nonaccrual Loans - Loans Held for Investment at Fair Value

The following tables present the aggregate fair value of loans held for investment at fair value that are 90 days or more past due and/or in nonaccrual status, and the difference between the aggregate fair value and the aggregate unpaid principal balance as of June 30, 2026 and December 31, 2025 by loan segments:

	Fair Value			Unpaid Principal Balance			Difference
	Current-89 Days	90+ Days Past Due		Current-89 Days	90+ Days Past Due		90+ Days Past Due
June 30, 2026	Past Due	or Nonaccrual	Total	Past Due	or Nonaccrual	Total	or Nonaccrual
	(In thousands)
Commercial — Purchase	$1,119,985	$27,481	$1,147,466	$1,031,858	$28,927	$1,060,785	$(1,446)
Commercial — Refinance	1,752,296	134,233	1,886,529	1,613,796	141,298	1,755,094	(7,065)
Residential 1-4 Unit — Purchase	516,362	41,496	557,858	497,539	43,680	541,219	(2,184)
Residential 1-4 Unit — Refinance	1,499,525	224,114	1,723,639	1,434,941	235,902	1,670,843	(11,788)
Short Term 1-4 Unit — Purchase	38,943	14,037	52,980	38,999	14,775	53,774	(738)
Short Term 1-4 Unit — Refinance	63,657	28,393	92,050	63,532	29,887	93,419	(1,494)
Ending balance	$4,990,768	$469,754	$5,460,522	$4,680,665	$494,469	$5,175,134	$(24,715)

	Fair Value			Unpaid Principal Balance			Difference
	Current-89 Days	90+ Days Past Due		Current-89 Days	90+ Days Past Due		90+ Days Past Due
December 31, 2025	Past Due	or Nonaccrual	Total	Past Due	or Nonaccrual	Total	or Nonaccrual
	(In thousands)
Commercial — Purchase	$917,607	$34,903	$952,510	$841,434	$41,485	$882,919	$(6,582)
Commercial — Refinance	1,449,157	60,074	1,509,231	1,325,078	70,790	1,395,868	(10,716)
Residential 1-4 Unit — Purchase	509,464	31,108	540,572	486,499	36,781	523,280	(5,673)
Residential 1-4 Unit — Refinance	1,431,311	121,826	1,553,137	1,356,593	143,147	1,499,740	(21,321)
Short Term 1-4 Unit — Purchase	64,004	11,206	75,210	63,552	13,009	76,561	(1,803)
Short Term 1-4 Unit — Refinance	86,446	12,763	99,209	84,488	14,968	99,456	(2,205)
Ending balance	$4,457,989	$271,880	$4,729,869	$4,157,644	$320,180	$4,477,824	$(48,300)

Note 7 — Retained Securities, at Fair Value

In connection with the Company's securitization of nonperforming mortgage loans (the “2026-MC2 Securitization”), the Company, through VCC Mortgage Securities LLC, a wholly-owned, bankruptcy-remote special purpose subsidiary of the Company (the "Depositor"), retained a Trust Certificate (the “Retained Securities”) issued by VCC 2026-MC2 Trust (the “Trust”).

The Company elected the fair value option under ASC 825-10, Financial Instruments, for the Retained Securities at the date of initial recognition, concurrent with the true sale and derecognition of the underlying nonperforming loan pool under ASC 860-20-30, Transfers and Servicing. The election was made to align the measurement of the Retained Securities with the fair value basis on which the transaction was priced and to avoid bifurcating the embedded credit and interest rate risk inherent in a subordinate beneficial interest in a securitization of nonperforming loans.

The Retained Securities are measured at fair value at each reporting date, with all changes in fair value, including changes attributable to instrument-specific credit risk, recognized in earnings.

The Trust Certificate represents the Company's retained subordinate interest in the underlying pool of mortgage loans transferred in the 2026-MC2 Securitization. The Trust Certificate had a fair value at the Closing Date of approximately 22.0% of the aggregate fair value of the Notes and the Trust Certificate, representing approximately $30.0 million of subordinated, first-loss exposure to the underlying mortgage loan pool.

The following table presents the Company's retained securities, measured at fair value on a recurring basis, by fair value hierarchy level as of June 30, 2026:

June 30, 2026	Level 1	Level 2	Level 3
	(In thousands)
Retained securities, at fair value	$—	$—	$29,924

There were no changes in fair value for the three and six months ended June 30, 2026.

The trust certificate is subject to a bullet repayment structure with no scheduled principal or interest payments prior to its contractual maturity of June 25, 2056. Due to the possibility of prepayment, actual receipt of amounts due may occur prior to the certificate's contractual maturity date, and expected maturities may therefore differ from contractual maturities.

Continuing Involvement

Following the 2026-MC2 Securitization, the Company continues to act as Special Servicer with respect to the mortgage loans transferred to the Trust. The Company's role as Special Servicer is limited to certain administrative functions and does not include primary servicing responsibilities or control over key decisions affecting the transferred loans, which are performed by the Master Servicer and Operating Advisor. Because the Company does not have the unilateral ability to substantively affect the transferred loans' performance, its continuing involvement as Special Servicer does not result in the recognition of a servicing asset or liability.

The Master Servicer and Operating Advisor, is not an affiliate or related party of the Company, as defined under ASC 850, Related Party Disclosures. The Company has no ownership interest in, or common control with the Master Servicer and Operating Advisor, and there are no other relationships between the Company and Master Servicer and Operating Advisor that would require disclosure as a related party transaction under ASC 850.

The Company's maximum exposure to loss as a result of its continuing involvement with, and variable interest in, the VCC 2026-MC2 Trust is limited to the carrying value of its retained securities at fair value of $29.9 million as of June 30, 2026. The Company, as Special Servicer, is not obligated to make servicing advances with respect to the underlying loans, and, other than customary representations, warranties, and indemnification obligations which the Company does not believe are material, has not retained any other recourse, guarantee, or indemnification obligations related to the transferred assets.

Note 8 — Receivables Due From Servicers

The following tables summarize receivables due from servicers as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Securitized Debt	Warehouse and Repurchase Facilities and Other	Total
	(In thousands)
Loan principal payments due from servicers	$82,761	$1,771	$84,532
Other loan servicing receivables	26,573	3,756	30,329
Loan servicing receivables	109,334	5,527	114,861
Corporate and escrow advances receivable	35,903	1,418	37,321
Total receivables due from servicers	$145,237	$6,945	$152,182

	December 31, 2025
	Securitized Debt	Warehouse and Repurchase Facilities and Other	Total
	(In thousands)
Loan principal payments due from servicers	$75,922	$4,221	$80,143
Other loan servicing receivables	28,972	2,822	31,794
Loan servicing receivables	104,894	7,043	111,937
Corporate and escrow advances receivable	38,027	938	38,965
Total receivables due from servicers	$142,921	$7,981	$150,902

Note 9 — Real Estate Owned, Net

As of June 30, 2026, the carrying value of real estate owned was $142.1 million, of which $121.5 million were pledged as collateral for the Company's securitized debt and $2.5 million were pledged as collateral under a warehouse repurchase agreement. As of December 31, 2025, the carrying value of real estate owned was $118.3 million, of which $114.5 million were pledged as collateral for the Company's securitized debt.

Note 10 — Mortgage Servicing Rights

Mortgage loans sold with servicing retained are not included in the Consolidated Balance Sheets. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Fair value adjustments recorded at the end of the current period reflect valuation changes from the prior period-end.

The following table presents the Company's mortgage servicing rights, unpaid principal balance of loans serviced for GNMA by Century and BPC MC Trust, a related party (see Note 17 — Related Party Transactions), and significant assumptions used in determining the fair value of servicing rights as of June 30, 2026 and December 31, 2025:

	Mortgage Servicing Rights	UPB Serviced	Weighted Average Discount Rate	Weighted Average Conditional Prepayment Rate
	($ in thousands)
June 30, 2026
GNMA loans	$14,160	$872,458	8.0%	5.9%
BPC MC Trust loans	147	112,237	15.0	39.0
Total	$14,307	$984,695	8.8	9.6
December 31, 2025
GNMA loans	$12,748	$820,070	8.0	5.6
BPC MC Trust loans	215	128,047	15.0	36.5
Total	$12,963	$948,117	8.9	9.7

The following table presents the Company's mortgage servicing rights activity for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Balance at the beginning of period	$12,645	$12,631	$12,963	$13,712
Additions	536	451	555	451
Fair value adjustments	1,126	(142)	789	(1,223)
Balance at the end of period	$14,307	$12,940	$14,307	$12,940

Note 11 — Goodwill

The following table presents the activity for goodwill as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(In thousands)
Balance at the beginning of period	$6,775	$6,775
Balance at the end of period	$6,775	$6,775

Note 12 — Securitized Debt at Amortized Cost and Securitized Debt at Fair Value

As of June 30, 2026, the Company is the sole beneficial interest holder of 38 Trusts, which are variable interest entities included in the consolidated financial statements. The securitization transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 10% to 30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from March 2030 through May 2056.

The following tables summarize securitized debt at amortized cost and securitized debt at fair value as of June 30, 2026 and December 31, 2025:

Securitized Debt, at Amortized Cost	June 30, 2026	December 31, 2025
	(In thousands)
Unpaid principal balance	$1,596,888	$1,734,350
Deferred issuance costs and discounts	(26,106)	(28,761)
Total securitized debt, at amortized cost	$1,570,782	$1,705,589

Securitized Debt, at Fair Value	June 30, 2026	December 31, 2025
	(In thousands)
Unpaid principal balance	$4,631,625	$4,229,767
Adjustment at issuance to recognize fair value (1)	(28,175)	(28,022)
Fair value at issuance	4,603,450	4,201,745
Valuation adjustment subsequent to issuance (2)	6,441	36,875
Fair value adjustment related to refinance of securitization trust	—	(1,883)
Total securitized debt at fair value	$4,609,891	$4,236,737
(1)
Balance sheet adjustment to recognize fair value at issuance. This valuation adjustment is not recognized in net income.
(2)
Valuation adjustment recognized in net income. No valuation change is due to instrument specific credit risk as the Company’s (issuer) credit risk has not changed.

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of securitized debt at fair value as of June 30, 2026 and December 31, 2025:

	Fair Value	Unpaid Principal Balance	Difference
	(In thousands)
June 30, 2026	$4,609,891	$4,631,625	$(21,734)
December 31, 2025	4,236,737	4,229,767	6,970

The following table presents the effective interest rate of securitized debt at amortized cost and securitized debt at fair value for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	($ in thousands)
Interest expense	$183,877	$140,166
Average outstanding unpaid principal balance	6,109,077	4,609,818
Effective interest rate (1)	6.02%	6.08%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance, which includes average rates of 5.93%, and debt issuance cost amortization of 0.09% and 0.15% for the six months ended June 30, 2026 and 2025, respectively.

Note 13 — Other Debt

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

(a)
Secured Financing, Net (Corporate Debt)

On March 15, 2022, the Company entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bore interest at a fixed rate of 7.125% and was to mature on March 15, 2027. Interest on the 2022 Term Loan was paid every six months. As of December 31, 2025, the balance of the 2022 Term Loan was $215.0 million. The 2022 Term Loan was paid off on January 30, 2026 with proceeds from the issuance and sale of $500.0 million 2026 Term Notes.

On February 5, 2024, the Company entered into a five-year $75.0 million syndicated corporate debt agreement, the (“the 2024 Term Loan”). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months. As of June 30, 2026 and December 31, 2025, the balance of the 2024 Term Loan was $75.0 million.

The total balance of the 2022 Term Loan and the 2024 Term Loan in the Consolidated Balance Sheets is net of debt issuance costs and discount of $1.6 million and $3.3 million as of June 30, 2026 and December 31, 2025, respectively. The secured financing is secured by substantially all assets of the Company not otherwise pledged under a securitized debt or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of June 30, 2026, the Company was in compliance with all covenants.

(b)
Unsecured Senior Notes, Net (Corporate Debt)

On January 30, 2026, Velocity Commercial Capital, LLC (“VCC”) completed the issuance and sale of $500.0 million aggregate principal amount of 9.375% Unsecured Senior Notes due 2031 (the “2026 Term Notes”). The 2026 Term Notes were sold at an offering price equal to 100% of the principal thereof and bear interest at a rate of 9.375% per annum. Interest on the 2026 Term Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2026 and will mature on February 15, 2031. The 2026 Term Notes are guaranteed by the Company on a senior unsecured basis, with no conditions to the guarantee and no additional risks on a consolidated basis as VCC is the Company's primary operating company. After deducting fees and expenses, the net proceeds from the issuance and sale of the 2026 Term Notes were approximately $484.9 million. The 2026 Term Notes were sold in an offering exempt from the registration requirements of the Securities Act of 1933. The balance of the 2026 Term Notes in the Consolidated Balance Sheets is net of debt issuance costs of $13.8 million as of June 30, 2026.

(c) Warehouse Repurchase and Revolving Loan Facilities, Net

On January 4, 2011, Century entered into a Master Participation and Facility Agreement with a bank (“the September 2022 Term Repurchase Agreement”). The Facility Agreement has a current extended maturity date of July 31, 2027, and is a short-term borrowing facility, collateralized by performing loans, with a temporary maximum capacity of $100.0 million through December 31, 2026, and bears interest at one-month SOFR plus 1.60% with a 0.25% floor.

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

On January 29, 2021, the Company entered into a non-mark-to-market Repurchase Agreement (“the 2021 Repurchase Agreement”) with a warehouse lender. The 2021 Repurchase Agreement has a current extended maturity date of June 20, 2027, and is a short-term borrowing facility, collateralized by a pool of loans. On July 25, 2024, the Company entered into a mark-to-market Repurchase Agreement (“the 2024 Repurchase Agreement”) with the same warehouse lender. The 2024 Repurchase Agreement also has an extended maturity date of June 20, 2027, and is a short-term borrowing facility, collateralized by a pool of loans. The maximum capacity under both agreements is $200.0 million individually and in the aggregate. The 2024 Repurchase Agreement includes a $125.0 million sublimit for nonperforming loans. Borrowings under these two facilities bear interest at SOFR plus 2.650% during the availability period and 3.650% during the amortization period. All borrower payments on loans financed under the warehouse repurchase facilities are first used to pay interest on the facilities.

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

Certain loans are pledged as collateral under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants.

The following table summarizes the maximum borrowing capacity, current gross balances outstanding, and effective interest rates of the Company’s warehouse facilities and loan agreements as of June 30, 2026 and December 31, 2025:

			June 30, 2026			December 31, 2025
	Contract Date	Current Maturity Date	Period End Balance (1)	Maximum Borrowing Capacity	Effective Interest Rate	Period End Balance (1)	Maximum Borrowing Capacity	Effective Interest Rate
			($ in thousands)
The September 2022 term repurchase agreement	01/04/11	07/31/27	$—	$100,000	5.3%	$—	$60,000	6.0%
The 2013 repurchase agreement	05/17/13	09/23/26	89,802	400,000	7.7	132,100	400,000	7.6
The 2021/2024 repurchase agreements	01/29/21 07/25/24	06/20/27	106,923	200,000	8.3	105,712	200,000	7.9
The 2021 term repurchase agreement	04/16/21	04/14/28	8,318	100,000	7.9	18,132	100,000	7.7
The 2023 repurchase agreement	12/27/23	12/27/26	79,300	125,000	9.3	24,400	125,000	8.8
The 2024 bank credit agreement	11/07/24	05/07/27	28,834	50,000	8.0	30,095	50,000	8.7
Total			$313,177	$975,000		$310,439	$935,000
(1)
Warehouse repurchase facilities amounts on the Consolidated Balance Sheets are net of debt issuance costs, amounting to $1.5 million and $1.9 million as of June 30, 2026 and December 31, 2025, respectively.

The following table provides an overview of the activity and effective interest rates of the Company’s warehouse facilities and loan agreements for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Average outstanding balance	$201,023	$413,441	$188,891	$423,615
Highest outstanding balance at any month-end	313,177	556,752	313,177	571,834
Effective interest rate (1)	8.07%	7.99%	8.23%	7.91%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance. The rate includes an average rate of 6.81% and 7.48%, and debt issuance cost amortization of 1.26% and 0.51%, for the three months ended June 30, 2026 and 2025, respectively, and includes an average rate of 6.94% and 7.46%, and debt issuance cost amortization of 1.29% and 0.45%, for the six months ended June 30, 2026 and 2025, respectively.

The following table provides a summary of interest expense that includes interest, amortization of discount, and deal cost amortization of the Company’s warehouse facilities, securitizations and other financing for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Warehouse and repurchase facilities	$4,054	$8,254	$7,777	$16,760
Securitized debt	93,573	73,584	183,877	140,166
Interest expense — portfolio related	97,627	81,838	191,654	156,926
Interest expense — Corporate — Secured debt	2,004	6,143	8,685	12,285
Interest expense — Corporate — Unsecured debt	12,465	—	20,917	—
Total interest expense	$112,096	$87,981	$221,256	$169,211

Note 14 — Commitments and Contingencies

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase, actual loss experience, estimated future loss exposure and other relevant factors including economic conditions. As of June 30, 2026 and December 31, 2025, the balance of repurchase liability was $144 thousand, and is included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets.

(b)
Legal Proceedings

The Company is a party to various legal proceedings in the normal course of business. The Company, after consultation with legal counsel, believes the disposition of all pending litigation will not have a material effect on the Company’s consolidated financial condition or results of operations as of June 30, 2026.

(c)
Employee Retention Credit

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company, with the guidance from a third-party specialist, determined it was eligible for a refundable employee retention credit (“ERC”) subject to certain criteria.

The Company applied for ERC for the first three quarters’ wages paid in calendar year 2021. During the second quarter of 2023, the Company received approximately $4.2 million of ERC. Due to the subjectivity of the credit, the Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. Accordingly, the $4.2 million ERC, net of the third-party specialist fees of $0.6 million, were deferred until the uncertainty surrounding them is resolved. As of March 31, 2026, the IRS statute of limitations for the ERC refunds received related to the first and second quarters of 2021 have expired, as such, the Company recognized $2.4 million of ERC as other income during the quarter ended March 31, 2026. The Company continues to defer the third quarter 2021 net ERC refund of $1.3 million until the special six-year IRS statute of limitations expires in 2028. The deferred net ERC refunds of $1.3 million and $3.6 million are included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.

(d)
Commitments

Century originated a $25.9 million government-backed construction loan in September 2025. The funded advances (draws) on the construction loan were sold after funding. The unfunded portion of the construction loan totaled $15.6 million and $22.0 million as of June 30, 2026 and December 31, 2025, respectively.

Note 15 — Stock-Based Compensation

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

Below are summaries of the recognized and unrecognized stock-based compensation expense by instrument for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Recognized compensation expense:
Options	$16	$131	$32	$260
RSAs	1,324	761	2,433	1,508
PSUs	1,458	948	2,750	1,855
ESPP	281	189	559	376
Total recognized compensation expense	$3,079	$2,029	$5,774	$3,999

June 30, 2026
(In thousands)
Unrecognized compensation expense:
Options	$76
RSAs	7,282
PSUs	6,165
Total unrecognized compensation expense	$13,523
Weighted average period expected to be recognized (in years)
Options	1.4
RSAs	2.0

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

The table below summarizes stock option activity for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	($ in thousands, except per share amounts)
Number of shares:
Options outstanding at beginning of period	786,722	1,065,772
Exercised	(20,000)	—
Options outstanding at end of period	766,722	1,065,772
Options exercisable at end of period	760,838	749,344
Options expected to vest (1)	25,884	316,428
Weighted average exercise price per share:
Options outstanding at beginning of period	$13.12	$14.46
Exercised	13.00	—
Options outstanding at end of period	$13.12	$14.46
Options exercisable at end of period	12.96	12.88
Options expected to vest (1)	17.95	18.19
Aggregate intrinsic value (2):
Options outstanding at end of period	$4,103	$4,358
Options exercisable at end of period	4,083	4,238
Options expected to vest (1)	21	120
Weighted average remaining contractual life (in years):
Options outstanding at end of period	3.8	5.9
Options exercisable at end of period	3.6	4.6
Options expected to vest (1)	8.3	9.1
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

The table below summarizes RSA activity for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026			2025
	Employee	Non-Employee Director	Total	Employee	Non-Employee Director	Total
Number of shares:
Unvested at beginning of period	494,478	38,461	532,939	355,505	47,430	402,935
Granted	191,061	16,239	207,300	180,003	17,292	197,295
Vested	(197,662)	(21,620)	(219,282)	(163,779)	(26,261)	(190,040)
Unvested at end of period	487,877	33,080	520,957	371,729	38,461	410,190

Weighted average grant date fair value per share:
Unvested at beginning of period	$16.95	$14.83	$16.79	$13.52	$12.03	$13.34
Granted	19.60	17.55	19.44	18.82	16.48	18.61
Vested	15.12	13.18	14.93	12.92	10.85	12.64
Unvested at end of period	$18.73	$17.24	$18.63	$16.35	$14.83	$16.20

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

The table below summarizes PSU activity for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of period, unvested	620,433	$13.70	517,131	$12.83
Granted (1)	169,766	19.60	155,165	18.82
Performance adjustment	157,994	15.86	153,637	10.00
Vested	(326,077)	10.46	(205,500)	12.63
Outstanding at end of period, unvested	622,116	$17.56	620,433	$13.69
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

Treasury Stock

Treasury stock represents shares purchased from the open market and shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting or exercise of stock-based awards. Shares withheld were 21,911 and 267,582, at an average price of $17.26 and $18.66 per share for the three months ended June 30, 2026 and 2025, respectively. Treasury shares acquired from the open market by the employee stock purchase plan for the three months ended June 30, 2026 was 126,769 at a closing price of $18.46 per share.

Note 16 — Earnings Per Share

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

The following table presents the basic and diluted earnings per share calculations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Basic EPS:
Net income attributable to Velocity Financial, Inc.	$25,163	$25,997	$47,526	$44,884
Less: undistributed earnings attributable to unvested restricted stock awards	341	286	694	523
Net earnings attributable to common stockholders	$24,822	$25,711	$46,832	$44,361
Weighted average common shares outstanding	38,730	37,194	38,678	35,450
Basic earnings per common share	$0.64	$0.69	$1.21	$1.25
Diluted EPS:
Net income attributable to Velocity Financial, Inc.	$25,163	$25,997	$47,526	$44,884
Weighted average common shares outstanding	38,730	37,194	38,678	35,450
Add dilutive effects for warrants	—	—	—	1,217
Add dilutive effects for stock options	214	199	227	218
Add dilutive effects of unvested restricted stock awards	104	95	106	111
Add dilutive effects of unvested performance-based stock units	256	302	224	312
Add dilutive effects of employee stock purchase plan	—	—	4	1
Weighted average diluted common shares outstanding	39,304	37,790	39,239	37,309
Diluted earnings per common share	$0.64	$0.69	$1.21	$1.20

The following table sets forth the weighted average number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Stock options	34	313	34	313
Unvested restricted stock awards	16	17	103	99
Unvested performance-based stock units	—	—	85	—
Share equivalents excluded from EPS	50	330	222	412

Note 17 — Related Party Transactions

In the ordinary course of business, the Company sells held for sale loans and issues securitized debt to various financial institutions and investors through a market bidding process. As a result of this process, the Company may sell held for sale loans and/or issue securitized debt to an affiliate.

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

The Company recognized $19.3 million gain from the sale of nonperforming loans to BPC MC Trust on December 29, 2025. The Company also recognized mortgage servicing rights of $0.2 million as of December 31, 2025. The mortgage servicing right is approximately $0.1 million as of June 30, 2026, which is included in “Mortgage servicing rights, at fair value” on the Consolidated Balance Sheets. See Note 10 — Mortgage Servicing Rights.

The following table presents the related party transactions completed during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026		2025
	(In thousands)
Securitized debt issued to related parties	$2,000.0	$87.3	$8,750.0	(1)	$87.3
(1)
The 2026-1 Loan Trust included $6.75 million of securitized debt issued to related parties. The 2026-1 Loan Trust was a broadly marketed securitization through the Company’s normal securitization process.

Note 18 — Derivative Instruments

In September 2023, the Company began utilizing derivative instruments designated as cash flow hedges to manage the exposure to interest rate volatility related to its forecasted issuances of fixed-rate debt through its securitization process. The derivative instruments include forward starting interest rate swaps or interest rate payer and receiver swaptions. The Company’s risk management objective is to hedge the risk of variability in its interest payment cash flows attributable to changes in the benchmark SOFR between the time the fixed rate mortgages are originated and the fixed rate debt is issued. As of June 30, 2026, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years.

The gains or losses on derivative instruments that are designated and qualify as cash flow hedges are reported as a component of AOCI. Beginning in the period in which the forecasted debt is issued and the related derivative instruments are terminated, the accumulated gains or losses associated with the terminated derivatives are then reclassified into interest expense as a yield adjustment over the term of the related debt. For the quarters ended June 30, 2026 and 2025, $196 thousand and $205 thousand, respectively, of after-tax net losses on terminated derivative instruments were reclassified from AOCI to interest expense. For the six months ended June 30, 2026 and 2025, $402 thousand and $267 thousand of after-tax net losses on terminated derivative instruments were reclassified from AOCI and interest expense. As of June 30, 2026 and 2025, the Company had $2.3 million and $3.2 million of after-tax net unrealized loss, respectively, associated with cash flow hedging instruments recorded in AOCI. As of June 30, 2026, the Company expects to reclassify an estimated $0.8 million of after-tax net unrealized loss on derivative instruments designated as cash flow hedges from AOCI into earnings over the next 12 months.

The following tables present the fair value of the Company’s derivative financial instruments on a gross basis, as well as its classification on the Company’s Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025:

		June 30, 2026
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Fair Value (1)
Cash flow hedges:		(In thousands)
Interest rate payer and receiver swaptions	Derivative asset	$300,000	$118

		December 31, 2025
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Fair Value (1)
Cash flow hedges:		(In thousands)
Interest rate payer and receiver swaptions	Derivative asset	$215,000	$66
(1)
Fair value reported is exclusive of collateral held and pledged, related to derivative exposure between the Company and its derivative counterparty. As of June 30, 2026, no collateral was pledged to its derivative counterparty. As of December 31, 2025, $0.1 million was pledged to its derivative counterparty. These amounts were included in “Other receivables” on the Consolidated Balance Sheets.

The counterparty to the financial derivatives that the Company enters into is a major institution. The Company is exposed to credit-related losses in the event of non-performance by the counterparty. This credit risk is generally limited to the unrealized gains in such contracts, less collateral held, should the counterparty fail to perform as contracted.

Note 19 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss) balances for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Beginning balance	$(2,310)	$(1,799)	$(2,602)	$(805)
Net unrealized loss on cash flow hedges arising during the period, net of tax	(153)	(1,613)	(67)	(2,669)
Reclassification adjustments included in net income	196	205	402	267
Ending balance	$(2,267)	$(3,207)	$(2,267)	$(3,207)

The following tables present the components of other comprehensive income (loss) and the related tax effect for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026			2025
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
	(In thousands)
Cash flow hedges:
Interest rate swaps/swaptions:
Net unrealized loss arising during the period	$(26)	$(127)	$(153)	$(2,266)	$653	$(1,613)
Reclassification adjustments included in net income	275	(79)	196	288	(83)	205
Other comprehensive income (loss)	$249	$(206)	$43	$(1,978)	$570	$(1,408)

	Six Months Ended June 30,
	2026			2025
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
	(In thousands)
Cash flow hedges:
Interest rate swaps/swaptions:
Net unrealized loss arising during the period	$146	$(213)	$(67)	$(3,752)	$1,083	$(2,669)
Reclassification adjustments included in net income	565	(163)	402	375	(108)	267
Other comprehensive income (loss)	$711	$(376)	$335	$(3,377)	$975	$(2,402)

Note 20 — Fair Value Measurements

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

Retained Securities, at Fair Value

Retained securities, or Trust Certificate, is carried at fair value. The fair value of the Trust Certificate is classified within Level 3 of the fair value hierarchy, as it is not actively traded and its valuation requires the use of significant unobservable inputs. The Company estimates the fair value of the Trust Certificate using a discounted cash flow model, which incorporates projected cash flows from the underlying mortgage loan pool, including assumptions regarding the timing and amount of loan liquidations (the “liquidation rate”) and a discount rate reflecting the risk profile of a subordinated, first-loss interest in nonperforming loan collateral. Significant changes in any of the input factors in isolation, including the liquidation rate, could result in a significant change to the Trust Certificate's fair value measurement.

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

Securitized Debt, at Amortized Cost and Securitized Debt, at Fair Value

The Company obtains the fair value estimates at instrument level from a third-party broker dealer based on trader input on benchmark securities. The fair values take into consideration input factors such as bond structure and collateral characteristics, and performance and pricing factors such as yield, spread, average life, prepayment speeds, default rate, and severities. The fair values are considered a Level 2 measurement. Significant changes in any of the input factors in isolation could result in a significant change to securitized debt’s fair value measurement.

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

Fair Value Disclosures

The following tables present information on assets and liabilities measured and recorded at fair value as of June 30, 2026 and December 31, 2025, by level, in the fair value hierarchy:

	Fair Value Measurements Using			Total at
June 30, 2026	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$8,627	$8,627
Real estate owned, net	—	—	142,085	142,085
Total nonrecurring fair value measurements	—	—	150,712	150,712
Recurring fair value measurements:
Loans held for investment, at fair value	—	—	5,460,522	5,460,522
Retained securities, at fair value	—	—	29,924	29,924
Mortgage servicing rights	—	—	14,307	14,307
Derivative assets	—	118	—	118
Total recurring fair value measurements	—	118	5,504,753	5,504,871
Total assets	$—	$118	$5,655,465	$5,655,583

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$4,609,891	$—	$4,609,891
Total recurring fair value measurements	—	4,609,891	—	4,609,891
Total liabilities	$—	$4,609,891	$—	$4,609,891

	Fair Value Measurements Using			Total at
December 31, 2025	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$10,830	$10,830
Real estate owned, net	—	—	118,289	118,289
Total nonrecurring fair value measurements	—	—	129,119	129,119
Recurring fair value measurements:
Loans held for investment, at fair value	—	—	4,729,869	4,729,869
Mortgage servicing rights	—	—	12,963	12,963
Derivative assets	—	66	—	66
Total recurring fair value measurements	—	66	4,742,832	4,742,898
Total assets	$—	$66	$4,871,951	$4,872,017

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$4,236,737	$—	$4,236,737
Total recurring fair value measurements	—	4,236,737	—	4,236,737
Total liabilities	$—	$4,236,737	$—	$4,236,737

The following table presents gains and losses recognized on assets measured on a nonrecurring basis for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (Loss) on Assets Measured on a Nonrecurring Basis	2026	2025	2026	2025
	(In thousands)
Real estate owned, net	$(3,636)	$(2,150)	$(6,852)	$(4,223)
Individually evaluated loans requiring specific allowance, net	19	(40)	(70)	(441)
Total net loss	$(3,617)	$(2,190)	$(6,922)	$(4,664)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets that are recorded on a recurring and nonrecurring basis as of June 30, 2026 and December 31, 2025:

	June 30, 2026
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Input	Range	Weighted Average (1)
	($ in thousands)
Nonrecurring:
Individually evaluated loans requiring specific allowance, net	$8,627	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	142,085	Market comparables	Selling costs	8.0%	8.0%

Recurring:
Loans held for investment, at fair value	$5,460,522	Discounted cash flow	Discount rate	7.8%	7.8%
			Prepayment rate	0.0% to 65.0%	11.0%
			Default rate	0.6% to 6.3%	1.4%
			Loss severity rate	0.0% to 22.8%	9.3%
Retained securities, at fair value	29,924	Discounted cash flow	Discount rate	12.0%	12.0%
			Monthly liquidation rate	0.5% to 2.6%	1.2%
Mortgage servicing rights — GNMA loans	14,160	Discounted cash flow	Discount rate	8.0% to 12.0%	8.0%
			Prepayment rate	2.2% to 12.1%	5.9%
Mortgage servicing rights — BPC MC Trust loans	147	Discounted cash flow	Discount rate	15.0%	15.0%
			Prepayment rate	3.0% to 75.6%	39.0%

(1)
Individually evaluated loans requiring specific allowance, net is weighted by collateral value; real estate owned, net is weighted by selling price; loans held for investment at fair value and mortgage servicing rights are weighted by UPB.

	December 31, 2025
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Input	Range	Weighted Average (1)
	($ in thousands)
Nonrecurring:
Individually evaluated loans requiring specific allowance, net	$10,830	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	118,289	Market comparables	Selling costs	8.0%	8.0%

Recurring:
Loans held for investment, at fair value	$4,729,869	Discounted cash flow	Discount rate	7.6%	7.6%
			Prepayment rate	0.0% to 65.0%	12.0%
			Default rate	0.4% to 6.0%	1.0%
			Loss severity rate	0.0% to 8.7%	1.0%
Mortgage servicing rights — GNMA loans	12,748	Discounted cash flow	Discount rate	8.0%	8.0%
			Prepayment rate	2.2% to 12.0%	5.6%
Mortgage servicing rights — BPC MC Trust loans	215	Discounted cash flow	Discount rate	15.0%	15.0%
			Prepayment rate	4.9% to 54.1%	36.5%

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

The following is a roll-forward of loans held for investment that are measured and recorded at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Beginning balance	$5,154,508	$3,287,188	$4,729,869	$2,766,951
Originations	586,319	684,465	1,223,465	1,320,002
Loans liquidated	(187,067)	(148,951)	(361,818)	(281,661)
REO transfer	(20,913)	(12,811)	(46,955)	(19,340)
Principal paydowns	(14,495)	(13,414)	(27,318)	(24,189)
Unrealized gain included in net income	24,483	30,028	25,522	64,742
Loans transferred to held for sale	(82,313)	—	(82,313)	—
Loans repurchased	—	—	70	—
Ending balance	$5,460,522	$3,826,505	$5,460,522	$3,826,505

The following is a roll-forward of loans held for sale that are measured and recorded at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Beginning balance	$—	$5,008	$—	$—
Originations	86,258	40,922	88,484	45,809
Loans sold	(168,571)	(46,953)	(170,797)	(46,954)
Unrealized gain included in net income	—	1,023	—	1,145
Loans transferred from held for investment	82,313	—	82,313	—
Ending balance	$—	$—	$—	$—

The following is a roll-forward of securitized debt measured and recorded at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Beginning balance	$4,426,240	$2,459,767	$4,236,737	$2,207,408
Additions	398,441	982,140	912,166	1,356,500
Paydowns and payoffs	(212,493)	(216,722)	(510,461)	(352,405)
Total unrealized (gain) loss included in net income	(2,297)	7,584	(28,551)	21,266
Ending balance	$4,609,891	$3,232,769	$4,609,891	$3,232,769

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value using a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of June 30, 2026 and December 31, 2025, financial assets and liabilities measured at fair value include loans held for investment at fair value, loans held for sale at fair value, mortgage servicing rights, derivative instruments, securitized debt at fair value and retained securities at fair value. Financial assets measured at the lower of cost or estimated fair value include certain individually evaluated loans held for investment and REOs, which are measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $8.6 million and $10.8 million as of June 30, 2026 and December 31, 2025, respectively, net of specific allowance for credit losses of approximately $1.1 million and $1.0 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	June 30, 2026
	Carrying				Estimated
Asset Category	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Cash	$76,115	$76,115	$—	$—	$76,115
Restricted cash	169,088	169,088	—	—	169,088
Loans held for investment, at amortized cost	1,823,039	—	—	1,780,007	1,780,007
Loans held for investment, at fair value	5,460,522	—	—	5,460,522	5,460,522
Retained securities, at fair value	29,924	—	—	29,924	29,924
Accrued interest receivables	53,107	53,107	—	—	53,107
Mortgage servicing rights	14,307	—	—	14,307	14,307
Derivative assets	118	—	118	—	118

Liabilities:
Secured financing, net	$73,427	$—	$—	$74,972	$74,972
Unsecured senior notes, net	486,170	—	—	497,453	497,453
Warehouse and repurchase facilities, net	311,676	—	311,676	—	311,676
Securitized debt, at amortized cost	1,570,782	—	1,442,690	—	1,442,690
Securitized debt, at fair value	4,609,891	—	4,609,891	—	4,609,891
Accrued interest payable	52,961	52,961	—	—	52,961

	December 31, 2025
	Carrying				Estimated
Asset Category	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Cash	$92,103	$92,103	$—	$—	$92,103
Restricted cash	157,134	157,134	—	—	157,134
Loans held for investment, at amortized cost	2,028,262	—	—	1,976,279	1,976,279
Loans held for investment, at fair value	4,729,869	—	—	4,729,869	4,729,869
Accrued interest receivable	49,678	49,678	—	—	49,678
Mortgage servicing rights	12,963	—	—	12,963	12,963
Derivative assets	66	—	66	—	66

Liabilities:
Secured financing, net	$286,679	$—	$—	$289,660	$289,660
Warehouse repurchase facilities, net	308,506	—	308,506	—	308,506
Securitized debt, at amortized cost	1,705,589	—	1,588,620	—	1,588,620
Securitized debt, at fair value	4,236,737	—	4,236,737	—	4,236,737
Accrued interest payable	37,111	37,111	—	—	37,111

Note 21 — Segment Information

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

Note 22 — Subsequent Events

The Company has evaluated events that have occurred subsequent to June 30, 2026 through the issuance of the accompanying consolidated financial statements and has concluded there are no other subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee, and based on all loans in our portfolio as of June 30, 2026, has an average balance of approximately $383 thousand. As of June 30, 2026, our loan portfolio totaled $7.0 billion of UPB on properties in 48 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 64.6%, of which the 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, represented 45.6% of the UPB. For the three and six months ended June 30, 2026, the annualized yields on our total portfolio were 9.29% and 9.26%, respectively.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitized debt, unsecured and secured debt, and equity. The securitized debt market is our primary source of long-term financing. We have successfully executed 49 securitized debt transactions, resulting in a total of approximately $11.5 billion in gross debt proceeds from May 2011 through June 2026. We may also sell loans from time to time for cash in lieu of holding the loans in our loan portfolio.

One of our core profitably measurements is our portfolio related net interest margin, which measures the difference between interest income earned on loans and interest expense paid on portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of warehouse facilities and securitized debt and excludes corporate debt and unsecured debt. For the three and six months ended June 30, 2026, our annualized portfolio related net interest margin was 3.66% and 3.61%, respectively, compared to 3.82% and 3.60% for the three and six months ended June 30, 2025. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt and unsecured debt, provision for credit losses and operating expenses. For the three and six months ended June 30, 2026, including net income attributable to noncontrolling interest, we generated pre-tax income of $35.2 million and $66.1 million, and net income of $25.2 million and $47.5 million, respectively. For the three and six months ended June 30, 2025, including net income attributable to noncontrolling interest, we generated pre-tax income of $33.9 million and $60.8 million, and net income of $26.0 million and $44.9 million, respectively.

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

Recent Developments

Securitization of Nonperforming Loans

In June 2026, we completed a securitization of nonperforming mortgage loans (the “2026-MC2 Securitization”), through which we sold and transferred the underlying loans to VCC 2026-MC2 Trust (the “Trust”) via our Depositor subsidiary. The transaction qualifies for sale accounting under ASC 860, Transfers and Servicing, resulting in a corresponding decrease in nonperforming loans on our balance sheet during the period.

Corporate Debt

In January 2026, we completed the issuance and sale of $500.0 million aggregate principal amount of 9.375% Senior Notes due 2031 (“the 2026 Term Notes”), which will mature on February 15, 2031. The 2026 Term Notes bear interest at 9.375% and are guaranteed by us on an unsecured basis.

In January 2026, we paid off the $215.0 million secured debt, or the “2022 Term Loan” with proceeds from the issuance and sale of $500.0 million Senior Notes.

Securitized Debt

In February 2026, we completed the securitization of $355.2 million of investor real estate loans, as measured by UPB, through a consolidated VIE.

In March 2026, we completed the securitization of $189.9 million of investor real estate loans, as measured by UPB, through a consolidated VIE.

In May 2026, we completed the securitization of $414.5 million of investor real estate loans, as measured by UPB, through a consolidated VIE.

Continued Market Uncertainties

Our operational and financial performance will depend on certain market developments, including the impact of tariffs, the actions of the Federal Reserve, the Russia/Ukraine war, the ongoing conflicts in the Middle East, heightened stress in the real estate and corporate debt markets, and macroeconomic conditions and market fundamentals, which can all affect each of these factors and potentially impact our business performance.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	June 30, 2026	March 31, 2026	June 30, 2025
	($ in thousands)
Total loans (UPB)	$6,985,891	$6,836,544	$5,859,653
Loan count	18,219	17,639	14,854
Average loan balance	$383	$388	$394
Weighted average loan-to-value	64.6%	64.9%	65.8%
Weighted average coupon	9.74%	9.75%	9.70%
Nonperforming loans (UPB) (A)	$673,335	$692,073	$601,757
Nonperforming loans (% of total) (A)	9.6%	10.1%	10.3%

(A) Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $26.2 million, $27.3 million and $31.7 million of COVID-19 forbearance-granted loans 90 days or more past due or placed on nonaccrual status as of June 30, 2026, March 31, 2026, and June 30, 2025, respectively.

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

Originations and Acquisitions

The following table presents new loan originations including unfunded commitments and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
	($ in thousands)
Three Months Ended June 30, 2026:
Loan originations — held for investment	1,682	$586,319	$349	9.99%	61.1%
Loan originations — held for sale	3	$82,046	27,349	4.88%	69.5%
Construction loan advances — held for sale	—	4,212	—	5.90%	85.0%
Total loans originations	1,685	$672,577	$399	9.35%	62.3%
Three Months Ended March 31, 2026:
Loan originations — held for investment	1,682	$637,146	$379	10.15%	62.5%
Construction loan advances — held for sale	—	2,226	—	5.90%	85.0%
Total loans originations	1,682	$639,372	$380	10.15%	62.5%
Three Months Ended June 30, 2025:
Loan originations — held for investment	1,630	$684,465	$420	10.47%	62.7%
Loan originations — held for sale	1	40,922	40,922	5.64%	61.4%
Total loans originations	1,631	$725,387	$445	10.62%	63.1%

During the second quarter of 2026, loan originations increased $33.2 million and decreased $52.8 million from the quarters ended March 31, 2026 and June 30, 2025, respectively.

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

Loans held for investment, at amortized cost	June 30, 2026	December 31, 2025
	(In thousands)
Unpaid principal balance	$1,810,757	$2,013,514
Deferred loan origination costs	17,384	19,269
Allowance for credit losses	(5,102)	(4,521)
Loans held for investment, at amortized cost	$1,823,039	$2,028,262

Loans held for investment, at fair value	June 30, 2026	December 31, 2025
	(In thousands)
Unpaid principal balance	$5,175,134	$4,477,824
Valuation adjustments on performing FVO loans	310,104	300,344
Valuation adjustments on nonperforming FVO loans	(24,716)	(48,299)
Loans held for investment, at fair value	$5,460,522	$4,729,869

The following table illustrates the contractual maturities of our loans held for investment in aggregate UPB and as a percentage of total held for investment loan portfolio as of the dates indicated:

	June 30, 2026		December 31, 2025
	UPB	%	UPB	%
	($ in thousands)
Loans due in less than one year	$154,351	2.2%	$159,623	2.5%
Loans due in one to five years	62,754	0.9	78,875	1.2
Loans due in more than five years	6,768,786	96.9	6,252,840	96.3
Total loans held for investment	$6,985,891	100.0%	$6,491,338	100.0%

Allowance for Credit Losses

For the June 30, 2026 CECL estimate, we considered a severe stress scenario with a seven-quarter reasonable and supportable forecast period followed by a three-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate and reflected the economic uncertainties due to the ongoing conflict in Iran, unstable labor market, and softening economic conditions.

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

Our allowance for credit losses as of June 30, 2026 was $5.1 million compared to $4.9 million as of June 30, 2025. The increase in allowance for credit losses from June 30, 2025 was primarily due to a higher loss rate driven by increased charge-off activity in recent periods. Additionally, we believe borrower equity of 25% to 40% provides significant protection against credit losses. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss are subject to change as conditions in the market change and our ability to forecast as economic events evolve.

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

The following table illustrates the activity in our allowance for credit losses of loans held for investment, excluding loans held for investment, at fair value over the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Allowance for credit losses:	($ in thousands)
Beginning balance	$4,860		$5,017		$4,521		$4,174
Provision for credit losses	980		1,598		2,641		3,470
Charge-offs	(738)		(1,733)		(2,060)		(2,762)
Ending balance	$5,102		$4,882		$5,102		$4,882
Total UPB(1)	$1,810,757		$2,210,304		$1,810,757		$2,210,304
Nonperforming loans UPB	$178,986		$283,227		$178,986		$283,227
Nonperforming loans UPB / Total UPB(1)	9.9%		12.8%		9.9%		12.8%
Allowance for credit losses / Total UPB(1)	0.28%		0.22%		0.28%		0.22%
Charge-offs / Total UPB(1)	0.16%	(2)	0.31%	(2)	0.23%	(2)	0.25%	(2)
(1)
Reflects the UPB of loans held for investment at amortized cost.
(2)
Annualized.

The allowance for credit losses was 0.28% of total UPB of loans held for investment carried at amortized cost as of June 30, 2026. Nonperforming loans were 9.9% of total UPB of loans held for investment carried at amortized cost as of June 30, 2026. Management believes the allowance for credit losses is adequate to absorb expected lifetime credit losses because historically, most loans that become nonperforming either paid off or paid current, resulting in an overall gain. This is due to low LTVs at origination and active management of our portfolio. Historically, our actual annual charge-offs rate was 0.11% over the last five years.

Credit Quality – Loans Held for Investment

The following table provides delinquency information on our loans held for investment by UPB as of the dates indicated:

	June 30, 2026 (A)		COVID-19 Forbearance	March 31, 2026 (A)		COVID-19 Forbearance	June 30, 2025 (A)		COVID-19 Forbearance
	($ in thousands)
Performing/Accruing:
Current	$5,772,386	82.6%	$82,751	$5,648,159	82.6%	$87,769	$4,878,317	83.3%	$91,325
30-59 days past due	374,269	5.4	5,006	293,479	4.3	4,201	263,390	4.4	3,971
60-89 days past due	165,901	2.4	2,742	202,833	3.0	1,661	116,189	2.0	3,506
Total Performing Loans	6,312,556	90.4	90,499	6,144,471	89.9	93,631	5,257,896	89.7	98,802
Nonperforming/Nonaccrual:
<90 days past due	53,708	0.8	1,107	57,685	0.8	1,030	29,136	0.5	2,302
90+ days past due	113,895	1.6	227	108,963	1.6	487	50,269	0.9	—
Bankruptcy	83,447	1.2	12,440	50,669	0.7	10,128	79,327	1.4	4,564
In foreclosure	422,285	6.0	12,429	474,756	7.0	15,648	443,025	7.5	24,871
Total nonperforming loans	673,335	9.6	26,203	692,073	10.1	27,293	601,757	10.3	31,737
Total loans held for investment	$6,985,891	100.0%	$116,702	$6,836,544	100.0%	$120,924	$5,859,653	100.0%	$130,539
(A)
Balance includes $116.7 million UPB of loans held for investment at amortized cost as of June 30, 2026, $120.9 million as of March 31, 2026, and $130.5 million as of June 30, 2025 in our COVID-19 forbearance program.

Loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $673.3 million, or 9.6% of our held for investment loan portfolio as of June 30, 2026, compared to $692.1 million, or 10.1% as of March 31, 2026, and $601.8 million, or 10.3% as of June 30, 2025. The decrease in total nonperforming loans as of June 30, 2026 compared to March 31, 2026 and June 30, 2025 was primarily attributable to the sale of nonperforming loans into the securitization trust in connection with the 2026-MC2 Securitization offset by an increase in the size and aging of our portfolio.

Resolution of Nonperforming Loans

Historically, most loans that become nonperforming resolve prior to converting to REO. The following tables summarize the resolution activities of loans that became nonperforming prior to the beginning of the periods indicated or became nonperforming and subsequently resolved during the periods indicated. We resolved $90.5 million of long-term and short-term nonperforming loans for the quarter ended June 30, 2026, compared to $70.1 million for the quarter ended March 31, 2026, and $90.3 million for the quarter ended June 30, 2025. We recovered total revenue of $6.9 million, $4.6 million and $8.7 million for the quarters ended June 30, 2026, March 31, 2026, and June 30, 2025, respectively. This is largely the result of collecting all regular accrued interest, default interest, and prepayment penalties in excess of the principal on loans.

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

	Three Months Ended June 30, 2026
Long-Term Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Write-Offs	Total Recovered
	($ in thousands)
Resolved — loans paid off	$29,674	$1,103	$633	$1,736	$2,494	$(522)	$3,708
Resolved — loans paid current	45,298	486	24	510	2,107	(1)	2,616
Total resolutions	$74,972	$1,589	$657	$2,246	$4,601	$(523)	$6,324
Recovery rate				103.0%			108.4%

	Three Months Ended March 31, 2026
Long-Term Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Write-Offs	Total Recovered
	($ in thousands)
Resolved — loans paid off	$32,971	$573	$433	$1,006	$1,695	$(709)	$1,992
Resolved — loans paid current	29,491	409	—	409	1,603	(31)	1,981
Total resolutions	$62,462	$982	$433	$1,415	$3,298	$(740)	$3,973
Recovery rate				102.3%			106.4%

	Three Months Ended June 30, 2025
Long-Term Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Write-Offs	Total Recovered
	($ in thousands)
Resolved — loans paid off	$32,220	$1,184	$894	$2,078	$3,117	$(350)	$4,845
Resolved — loans paid current	45,396	390	—	390	2,299	(67)	2,622
Total resolutions	$77,616	$1,574	$894	$2,468	$5,416	$(417)	$7,467
Recovery rate				103.2%			109.6%

Short-term loans, or loans with a maturity of two-year or less, do not require prepayment fees and usually result in a lower gain when paid in full, as compared to long-term loans. The tables below include resolutions of our short-term nonperforming loans and loans granted a COVID-19 forbearance in 2020, for the periods indicated:

	Three Months Ended June 30, 2026
Short-Term Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Write-Offs	Total Recovered
	($ in thousands)
Resolved — loans paid off	$8,583	$152	$—	$152	$738	$(613)	$277
Resolved — loans paid current	6,921	57	—	57	268	—	325
Total resolutions	$15,504	$209	$—	$209	$1,006	$(613)	$602
Recovery rate				101.3%			103.9%

	Three Months Ended March 31, 2026
Short-Term Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Recoveries	Total Recovered
	($ in thousands)
Resolved — loans paid off	$3,829	$137	$1	$138	$178	$32	$348
Resolved — loans paid current	3,798	28	—	28	221	—	249
Total resolutions	$7,627	$165	$1	$166	$399	$32	$597
Recovery rate				102.2%			107.8%

	Three Months Ended June 30, 2025
Short-Term Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Write-Offs	Total Recovered
	($ in thousands)
Resolved — loans paid off	$8,963	$357	$14	$371	$792	$(60)	$1,103
Resolved — loans paid current	3,770	4	—	4	175	(2)	177
Total resolutions	$12,733	$361	$14	$375	$967	$(62)	$1,280
Recovery rate				102.9%			110.1%

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

As of June 30, 2026, REO included 286 properties with a lower of cost or estimated fair value of $142.1 million compared to 259 properties with a lower of cost or estimated fair value of $131.8 million as of March 31, 2026, and 175 properties with a lower of cost or estimated fair value of $93.4 million as of June 30, 2025.

Gain (Loss) on REO

The table below shows our initial REO gain (loss) upon transfer from loans, for the periods indicated:

	Six months ended June 30,
	2026	2025
	(In thousands)
Gain (loss) on new REO:
Gain on transfer to REO — amortized cost loans	$1,667	$4,373
Valuation gain on transfer to REO — fair value loans	8,335	6,472
Total gain on new REO	$10,002	$10,845

The table below shows the gain (loss) activity subsequent to the REO being recorded, for the periods indicated:

	Six months ended June 30,
	2026	2025
	(In thousands)
Gain (loss) on existing REO:
REO valuation loss, net	$(6,853)	$(4,223)
Gain on sale of REO	505	1,090
Total (loss) on existing REO	$(6,348)	$(3,133)

Concentrations – Loans Held for Investment

As of June 30, 2026, our held for investment loan portfolio was concentrated in Investor 1-4 loans, representing 45.6% of the UPB. Retail and Mixed use properties represented 11.5% and 11.0%, respectively, of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio.

Property Type	June 30, 2026
	Loan Count	UPB	% of Total UPB
	($ in thousands)
Investor 1-4	11,098	$3,184,378	45.6%
Retail	1,513	803,952	11.5
Mixed use	1,816	763,371	11.0
Office	1,348	658,180	9.4
Warehouse	820	525,597	7.5
Multifamily	822	490,402	7.0
Other (1)	802	560,011	8.0
Total loans held for investment	18,219	$6,985,891	100.0%
(1)
All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geographically, the principal balance of our loans held for investment were concentrated 19.7% in California, 13.1% in New York, 11.5% in Florida, 7.9% in New Jersey, and 6.3% in Texas as of June 30, 2026.

Geography (State)	June 30, 2026
	Loan Count	UPB	% of Total UPB
	($ in thousands)
California	2,007	$1,375,967	19.7%
New York	1,738	913,815	13.1
Florida	2,047	801,798	11.5
New Jersey	1,333	555,015	7.9
Texas	1,252	442,203	6.3
Other (1)	9,842	2,897,093	41.5
Total loans held for investment	18,219	$6,985,891	100.0%
(1)
All other states individually comprise less than 5.0% of the total unpaid principal balance.

Key Performance Metrics

	Three Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025
	($ in thousands)
Average loans	$6,931,705	$6,632,988	$5,620,763
Portfolio yield	9.29%	9.23%	9.65%
Average debt — portfolio related	6,415,860	6,180,078	5,245,799
Average debt — total company	6,990,860	6,655,454	5,535,799
Cost of funds — portfolio related	6.09%	6.09%	6.24%
Cost of funds — total company	6.41%	6.56%	6.36%
Net interest margin — portfolio related	3.66%	3.56%	3.82%
Net interest margin — total company	2.82%	2.65%	3.39%
Charge-offs/Average loans held for investment at amortized cost	0.16%	0.27%	0.31%
Pre-tax return on average equity (2)	20.0%	18.1%	23.0%
Return on average equity	14.6%	13.1%	17.8%
(1)
Percentages are annualized.
(2)
Non-GAAP financial measure. Refer to the Return on Average Equity section on Page 52.

Average Loans

Average loans reflects the daily average of total outstanding loans, including both loans held for investment and loans held for sale, as measured by UPB, over the specified time period.

Portfolio Yield

Portfolio yield is an annualized measure of the total interest income earned on our loan portfolio as a percentage of average loans over the given period. Interest income includes interest earned on performing loans, cash interest received on nonperforming loans, default interest and prepayment fees. The decrease in our portfolio yield for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily driven by lower average coupons. Portfolio yield for the three months ended June 30, 2026 increased slightly from the three months ended March 31, 2026 mainly attributable to more interest income and default interest collected on resolutions of nonperforming loans.

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

Our portfolio related cost of funds was relatively consistent at 6.09% for both the three months ended June 30, 2026 and the prior quarter, and decreased from 6.24% for the three months ended June 30, 2025. The decrease was primarily due to lower average cost of securitized debt.

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

Over the periods shown in the tables below, portfolio related net interest margin decreased to 3.66% for the three months ended June 30, 2026 from 3.82% for the three months ended June 30, 2025. Portfolio related net interest margin increased slightly to 3.61% for the six months ended June 30, 2026 from 3.60% for the six months ended June 30, 2025. The decrease from the three months ended June 30, 2025 was primarily due to elevated yields on loans for the three months ended June 30, 2025 due to the timing of receipts of regular interest on a cash basis on past due loans, default interest, and prepayment fees.

Total company net interest margin of 2.82% for the three months ended June 30, 2026 decreased from 3.39% for the three months ended June 30, 2025. Total company net interest margin of 2.74% for the six months ended June 30, 2026 decreased from 3.14% for the six months ended June 30, 2025. The decreases were primarily due to higher interest expense on our corporate debt due to expensing the non-cash unamortized debt issuance costs related to the payoff of our $215.0 million corporate debt in January 2026.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Three Months Ended June 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	($ in thousands)
Loan portfolio:
Loans held for sale	$14,159			$12,677
Loans held for investment	6,917,546			5,608,086
Total loans	$6,931,705	$160,986	9.29%	$5,620,763	$135,567	9.65%

Debt:
Warehouse facilities	$201,023	$4,054	8.07%	$413,441	$8,254	7.99%
Securitized debt	6,214,837	93,573	6.02%	4,832,358	73,584	6.09%
Total debt — portfolio related	6,415,860	97,627	6.09%	5,245,799	81,838	6.24%
Corporate — secured debt	75,000	2,004	10.69%	290,000	6,143	8.47%
Corporate — unsecured debt	500,000	12,465	9.97%	—	—	—%
Total debt	$6,990,860	$112,096	6.41%	$5,535,799	$87,981	6.36%

Net interest spread — portfolio related (2)			3.20%			3.41%
Net interest margin — portfolio related			3.66%			3.82%

Net interest spread — total company (3)			2.88%			3.29%
Net interest margin — total company			2.82%			3.39%
(1)
Annualized.
(2)
Net interest spread - portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)
Net interest spread - total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.

	Six Months Ended June 30,
	2026				2025
		Interest	Average			Interest	Average
	Average	Income /	Yield /		Average	Income /	Yield /
	Balance	Expense	Rate (1)		Balance	Expense	Rate (1)
	($ in thousands)
Loan portfolio:
Loans held for sale	$7,174				$6,838
Loans held for investment	6,775,173				5,410,637
Total loans	$6,782,347	$314,066	9.26%		$5,417,475	$254,307	9.39%

Debt:
Warehouse facilities	$188,891	$7,777	8.23%		$423,615	$16,760	7.91%
Securitized debt	6,109,077	183,877	6.02%		4,609,818	140,166	6.08%
Total debt — portfolio related	6,297,968	191,654	6.09%		5,033,433	156,926	6.24%
Corporate — secured debt	108,522	8,685	16.01%	(4)	290,000	12,285	8.47%
Corporate — unsecured debt	416,667	20,917	10.04%	(5)	—	—	—%
Total debt	$6,823,157	$221,256	6.49%		$5,323,433	$169,211	6.36%

Net interest spread — portfolio related (2)			3.18%				3.15%
Net interest margin — portfolio related			3.61%				3.60%

Net interest spread — total company (3)			2.78%				3.03%
Net interest margin — total company			2.74%				3.14%
(1)
Annualized.
(2)
Net interest spread - portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)
Net interest spread - total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.
(4)
The average yield of 16.01% for corporate secured debt reflects a lower average balance given that the $215.0 million secured debt was paid off at the end of January 2026. Interest expense included $1.3 million write-off of debt issuance costs related to the 2022 Term Loan payoff in January 2026. Excluding these non-recurring costs, the adjusted average yield on the remaining secured debt would be approximately 10.50% going forward.
(5)
The average yield of 10.04% for corporate unsecured debt reflects a lower average balance given that the $500.0 million unsecured debt was not issued until the end of January 2026; on a full-quarter basis, the average yield would be 9.97%.

Charge-Offs

Our annualized charge-offs rate over average loans held for investment carried at amortized cost for the three months ended June 30, 2026 decreased to 0.16% as compared to 0.27% for the three months ended March 31, 2026 and from 0.31% for the three months ended June 30, 2025. The charge-offs rate reflects year-to-date annualized charge-offs as a percentage of average loans held for investment at amortized cost, for the respective quarters. We do not record charge-offs on loans carried at estimated fair value and loans held for sale.

Return on Average Equity

Pre-tax return on average equity and return on average equity reflect income before income taxes and net income including income attributable to noncontrolling interest, respectively, as a percentage of the monthly average total stockholders’ equity including noncontrolling interest over the specified period. Pre-tax return on average equity and return on average equity increased during the quarter ended June 30, 2026 as compared to the quarter ended March 31, 2026 primarily due to higher income before income taxes and net income. Pre-tax return on average equity and return on average equity decreased as compared to the quarter ended June 30, 2025 primarily due to higher average shareholders' equity for the three months ended June 30, 2026.

	Three Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025
	($ in thousands)
Income before income taxes (A)	$35,235	$30,877	$33,922
Net income (B)	25,734	22,299	26,170

Monthly average balance:
Stockholders' equity (C)	704,138	682,417	588,814

Pre-tax return on average equity (A)/(C) (1)	20.0%	18.1%	23.0%

Return on average equity (B)/(C) (1)	14.6%	13.1%	17.8%
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

Consolidated Results of Operations

The following table summarizes our unaudited consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Interest income	$160,986	$135,567	$314,066	$254,307
Interest expense — portfolio related	97,627	81,838	191,654	156,926
Net interest income — portfolio related	63,359	53,729	122,412	97,381
Interest expense — corporate debt	14,469	6,143	29,602	12,285
Net interest income	48,890	47,586	92,810	85,096
Provision for credit losses	980	1,598	2,641	3,470
Net interest income after provision for credit losses	47,910	45,988	90,169	81,626
Other operating income	47,078	39,847	90,035	73,293
Total operating expenses	59,753	51,913	114,092	94,103
Income before income taxes	35,235	33,922	66,112	60,816
Income tax expense	9,501	7,752	18,079	15,998
Net income	25,734	26,170	48,033	44,818
Net income (loss) attributable to noncontrolling interest	571	173	507	(66)
Net income attributable to Velocity Financial, Inc.	$25,163	$25,997	$47,526	$44,884

Net Interest Income — Portfolio Related

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
	(In thousands)
Interest income	$160,986	$135,567	$25,419	$314,066	$254,307	$59,759
Interest expense — portfolio related	97,627	81,838	15,789	191,654	156,926	34,728
Net interest income — portfolio related	$63,359	$53,729	$9,630	$122,412	$97,381	$25,031

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income increased 17.9% to $63.4 million from $53.7 million for the three months ended June 30, 2026 and 2025, respectively. Our portfolio related net interest income increased 25.7% to $122.4 million from $97.4 million for the six months ended June 30, 2026 and 2025, respectively.

Interest Income. Interest income increased by $25.4 million or 18.8% to $161.0 million for the three months ended June 30, 2026, compared to $135.6 million for the three months ended June 30, 2025, primarily attributable to higher average loan portfolio balances. For the three months ended June 30, 2026, the average loan yield was 9.29% compared to 9.65% for the three months ended June 30, 2025. Interest income increased by $59.8 million to $314.1 million for the six months ended June 30, 2026, compared to $254.3 million for the six months ended June 30, 2025. The increase in interest income for the six months ended June 30, 2026 was primarily attributable to higher average portfolio balances due to loan originations.

The following tables distinguish between the changes in interest income attributable to changes in average loan balance (volume) and the changes in interest income attributable to changes in annualized yield (rate) for the three and six months ended June 30, 2026 and 2025.

	Average Loans	Interest Income	Average Yield(1)
	($ in thousands)
Three months ended June 30, 2026	$6,931,705	$160,986	9.29%
Three months ended June 30, 2025	5,620,763	135,567	9.65%
Volume variance	1,310,942	31,619
Rate variance		(6,200)	(0.36)%
Total interest income variance		25,419
(1)
Annualized.

	Average Loans	Interest Income	Average Yield(1)
	($ in thousands)
Six months ended June 30, 2026	$6,782,347	$314,066	9.26%
Six months ended June 30, 2025	5,417,475	254,307	9.39%
Volume variance	1,364,872	64,070
Rate variance		(4,311)	(0.13)%
Total interest income variance		59,759
(1)
Annualized.

Interest Expense — Portfolio Related. Portfolio related interest expense, which consists of interest incurred on our warehouse facilities and securitized debt, increased 19.3% to $97.6 million for the three months ended June 30, 2026 from $81.8 million for the three months ended June 30, 2025. Portfolio related interest expense increased to $191.7 million for the six months ended June 30, 2026 from $156.9 million for the six months ended June 30, 2025. The increases were primarily attributable to a higher loan portfolio being financed, offsets by lower portfolio cost of funds.

The following tables present information regarding portfolio related interest expense and distinguish between the changes in interest expense attributable to changes in the average outstanding debt balance (volume) and changes in cost of funds (rate) for the three and six months ended June 30, 2026 and 2025.

	Average Debt(1)	Interest Expense	Cost of Funds(2)
	($ in thousands)
Three months ended June 30, 2026	$6,415,860	$97,627	6.09%
Three months ended June 30, 2025	5,245,799	81,838	6.24%
Volume variance	1,170,061	18,254
Rate variance		(2,465)	(0.15)%
Total interest expense variance		15,789
(1)
Includes securitized debt and warehouse agreements.
(2)
Annualized.

	Average Debt(1)	Interest Expense	Cost of Funds(2)
	($ in thousands)
Six months ended June 30, 2026	$6,297,968	$191,654	6.09%
Six months ended June 30, 2025	5,033,433	156,926	6.24%
Volume variance	1,264,535	39,424
Rate variance		(4,696)	(0.15)%
Total interest expense variance		34,728
(1)
Includes securitized debt and warehouse agreements.
(2)
Annualized

Net Interest Income After Provision for Credit Losses

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
	(In thousands)
Net interest income — portfolio related	$63,359	$53,729	$9,630	$122,412	$97,381	$25,031
Interest expense — corporate debt	14,469	6,143	8,326	29,602	12,285	17,317
Net interest income	48,890	47,586	1,304	92,810	85,096	7,714
Provision for credit losses	980	1,598	(618)	2,641	3,470	(829)
Net interest income after provision for credit losses	$47,910	$45,988	$1,922	$90,169	$81,626	$8,543

Interest Expense — Corporate Debt. Corporate debt interest expense increased to $14.5 million from $6.1 million for the three months ended June 30, 2026 and 2025, respectively. Corporate debt interest expense increased to $29.6 million for the six months ended June 30, 2026, compared to $12.3 million for the six months ended June 30, 2025. The increase in corporate debt interest expense was primarily due to the issuance of $500.0 million unsecured senior notes in January 2026 and write-off of $1.3 million non-cash unamortized debt issuance costs related to the payoff of the $215.0 million secured corporate debt in January 2026.

Provision for Credit Losses. Our provision for credit losses decreased to $1.0 million for the three months ended June 30, 2026 from $1.6 million for the three months ended June 30, 2025. Our provision for credit losses decreased to $2.6 million for the six months ended June 30, 2026 from $3.5 million for the six months ended June 30, 2025. The decreases resulted from the decrease in loans carried at amortized cost subject to the CECL allowance methodology.

Other Operating Income

The $7.2 million increase in total other operating income from the three months ended June 30, 2025 to the three months ended June 30, 2026 was primarily due to higher net unrealized gain of $4.5 million on loans and securitized debt and $3.2 million in origination fee income. The $16.7 million increase from the six months ended June 30, 2025 to the six months ended June 30, 2026 was mainly due to higher net unrealized gain of $10.6 million on loans and securitized debt, $2.5 million in origination fee income and $2.4 million employee retention credit as other income in the first quarter of 2026.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
	(In thousands)
Gain on disposition of loans	$3,954	$6,286	$(2,332)	$6,850	$9,120	$(2,270)
Unrealized gain on fair value loans	24,483	29,906	(5,423)	25,522	64,742	(39,220)
Unrealized gain (loss) on fair value securitized debt	2,297	(7,584)	9,881	28,551	(21,266)	49,817
Unrealized gain (loss) on mortgage servicing rights	1,126	309	817	789	(772)	1,561
Origination fee income	12,154	8,936	3,218	20,124	17,615	2,509
Interest income on cash balance	1,334	1,505	(171)	2,739	2,844	(105)
Other income	1,730	489	1,241	5,460	1,010	4,450
Total other operating income	$47,078	$39,847	$7,231	$90,035	$73,293	$16,742

Gain on Disposition of Loans. Gain on disposition of loans decreased to $4.0 million for the three months ended June 30, 2026 compared to $6.3 million for the three months ended June 30, 2025. Gain on disposition of loans decreased by $2.3 million to $6.9 million for the six months ended June 30, 2026 compared to $9.1 million for the six months ended June 30, 2025 primarily due to less gain recognized upon disposition of loans in 2026.

Unrealized Gain on Fair Value Loans. Unrealized gain on fair value loans decreased by $5.4 million to $24.5 million for the three months ended June 30, 2026 compared to $29.9 million for the three months ended June 30, 2025. Unrealized gain on fair value loans decreased by $39.2 million to $25.5 million for the six months ended June 30, 2026 compared to $64.7 million for the six months ended June 30, 2025. The decrease was mainly driven by an increase in market interest rates.

Unrealized Gain (Loss) on Fair Value Securitized Debt. Unrealized gain on fair value securitized debt was $2.3 million for the three months ended June 30, 2026, compared to $7.6 million of unrealized loss for the three months ended June 30, 2025. Unrealized gain on fair value securitized debt increased by $49.8 million to $28.6 million for the six months ended June 30, 2026 from $21.3 million unrealized loss for the six months ended June 30, 2025. The increases in unrealized gain on fair value securitized debt were primarily attributable to the increase in market interest rates.

Unrealized Gain (Loss) on Mortgage Servicing Rights. Unrealized gain on mortgage servicing rights was $1.1 million for the three months ended June 30, 2026 as compared to $0.3 million for the three months ended June 30, 2025. Unrealized gain on mortgage servicing rights was $0.8 million for the six months ended June 30, 2026 as compared to an unrealized loss of $0.8 million for the six months ended June 30, 2025. The increases in unrealized gain on mortgage servicing rights were primarily attributable to new servicing rights on Century loan originations.

Origination Fee Income. Origination fee income increased by $3.2 million to $12.2 million for the three months ended June 30, 2026 compared to $8.9 million for the three months ended June 30, 2025. Origination fee income increased by $2.5 million to $20.1 million for the six months ended June 30, 2026 compared to $17.6 million for the six months ended June 30, 2025. The increases were primarily attributable to interest rate buy downs in the current quarter.

Interest Income on Cash Balance. Interest income on cash balance decreased by $0.2 million to $1.3 million for the three months ended June 30, 2026 compared to $1.5 million for the three months ended June 30, 2025. Interest income on cash balance decreased by $0.1 million to $2.7 million for the six months ended June 30, 2026 compared to $2.8 million for the six months ended June 30, 2025. The decreases were primarily attributable to a decrease in interest rates combined with a decrease in average bank balances.

Other Income. Other income was $1.7 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively. Other income increased to $5.5 million for the six months ended June 30, 2026 compared to $1.0 million for the six months ended June 30, 2025, primarily attributable to the recognition of $2.4 million employee retention credit as other income in March 2026, and higher servicing fee income from the new loan servicing portfolio serviced for others.

Operating Expenses

Operating expenses are presented in the following table. Changes in operating expenses compared to the same period of the prior year are discussed below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
	(In thousands)
Compensation and employee benefits	$25,514	$22,605	$2,909	$49,034	$44,289	$4,745
Origination expenses	1,405	1,193	212	2,568	2,031	537
Securitization expenses	4,669	11,521	(6,852)	9,954	15,564	(5,610)
Loan servicing	15,685	8,205	7,480	24,248	16,213	8,035
Professional fees	2,173	1,992	181	7,954	3,775	4,179
Rent and occupancy	352	298	54	692	573	119
Real estate owned, net	6,723	3,298	3,425	13,585	6,327	7,258
Other operating expenses	3,232	2,801	431	6,057	5,331	726
Total operating expenses	$59,753	$51,913	$7,840	$114,092	$94,103	$19,989

Compensation and Employee Benefits. Compensation and employee benefits increased by $2.9 million to $25.5 million for the three months ended June 30, 2026 compared to $22.6 million for the three months ended June 30, 2025. Compensation and employee benefits increased by $4.7 million to $49.0 million for the six months ended June 30, 2026 compared to $44.3 million for the six months ended June 30, 2025. The increases were primarily attributable to the annual salary increases and increase in headcount to support future growth in loan production.

Origination Expenses. Origination expenses increased by $0.2 million to $1.4 million for the three months ended June 30, 2026 from $1.2 million for the three months ended June 30, 2025. Origination expenses increased by $0.5 million to $2.6 million for the six months ended June 30, 2026 from $2.0 million for the six months ended June 30, 2025. The increase in origination expenses was due to higher third party fees paid.

Securitization Expenses. Securitization expenses were $4.7 million for the three months ended June 30, 2026 compared to $11.5 million for the three months ended June 30, 2025. Securitization expenses were $10.0 million for the six months ended June 30, 2026 compared to $15.6 million for the six months ended June 30, 2025. The decreases in securitization expenses resulted from fewer securitization transactions and securitized debt issued in 2026 as compared to the prior year.

Loan Servicing. Loan servicing expenses increased to $15.7 million for the three months ended June 30, 2026 from $8.2 million for the three months ended June 30, 2025. Loan servicing expenses increased to $24.2 million for the six months ended June 30, 2026 from $16.2 million for the six months ended June 30, 2025. The increases were primarily attributable to the $6.0 million write-off of protective advances related to the nonperforming loans that we elected to transfer into the 2026-MC2 Trust in June 2026.

Professional Fees. Professional fees increased to $2.2 million for the three months ended June 30, 2026 compared to $2.0 million for the three months ended June 30, 2025. Professional fees were $8.0 million for the six months ended June 30, 2026 compared to $3.8 million for the six months ended June 30, 2025. The increases were primarily attributable to higher legal fees related to potential merger and acquisition due diligence.

Rent and Occupancy. Rent and occupancy expenses slightly increased to $0.4 million for the three months ended June 30, 2026 and $0.3 million for the three months ended June 30, 2025. Rent and occupancy expenses increased to $0.7 million for the six months ended June 30, 2026 compared to $0.6 million for the six months ended June 30, 2025.

Real Estate Owned, Net. Net expenses of real estate owned increased to $6.7 million for the three months ended June 30, 2026 from $3.3 million for the three months ended June 30, 2025. Net expenses of real estate owned increased to $13.6 million for the six months ended June 30, 2026 from $6.3 million for the six months ended June 30, 2025. The increases were mainly due to the increase in REOs combined with higher valuation adjustments.

Other Operating Expenses. Other operating expenses increased to $3.2 million for the three months ended June 30, 2026 from $2.8 million for the three months ended June 30, 2025. Other operating expenses increased to $6.1 million for the six months ended June 30, 2026 from $5.3 million for the six months ended June 30, 2025. The increases reflected higher information technology maintenance and data processing costs.

Income Tax Expense. Income tax expense was $9.5 million and $7.8 million for the three months ended June 30, 2026 and 2025, respectively, and $18.1 million and $16.0 million for the six months ended June 30, 2026 and 2025, respectively. The increases in income tax expense were primarily attributable to the lower income tax rate in Q2 2025. Our annual consolidated effective tax rates as a percentage of pre-tax income were 28.3% and 28.2% for the years 2026 and 2025, respectively.

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

	Three Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
	($ in thousands)
	(Unaudited)
Interest income	$160,986	$153,080	$152,403	$144,119	$135,567	$118,740	$113,484	$105,070
Interest expense — portfolio related	97,627	94,027	94,652	88,899	81,838	75,088	68,484	63,871
Net interest income — portfolio related	63,359	59,053	57,751	55,220	53,729	43,652	45,000	41,199
Net interest margin — portfolio related	3.66%	3.56%	3.59%	3.65%	3.82%	3.35%	3.70%	3.60%
Interest expense — corporate debt	14,469	15,133	6,142	6,144	6,143	6,142	6,143	6,143
Net interest income	48,890	43,920	51,609	49,076	47,586	37,510	38,857	35,056
Net interest margin — total company	2.82%	2.65%	3.21%	3.25%	3.39%	2.88%	3.20%	3.06%
Provision for (reversal of) credit losses	980	1,661	1,954	381	1,598	1,872	22	(69)
Net interest income after provision for (reversal of) credit losses	47,910	42,259	49,655	48,695	45,988	35,638	38,835	35,125
Other operating income	47,078	42,957	53,249	37,077	39,847	33,446	32,330	20,732
Operating expenses	59,753	54,339	52,855	50,397	51,913	42,190	39,127	34,613
Income before income taxes	35,235	30,877	50,049	35,375	33,922	26,894	32,038	21,244
Income tax expense	9,501	8,578	15,296	9,963	7,752	8,246	11,233	5,627
Net income	25,734	22,299	34,753	25,412	26,170	18,648	20,805	15,617
Net income (loss) attributable to noncontrolling interest	571	(64)	(44)	39	173	(239)	218	(186)
Net income attributable to Velocity Financial, Inc.	$25,163	$22,363	$34,797	$25,373	$25,997	$18,887	$20,587	$15,803

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

Cash and Cash Equivalents

Our total liquidity was $240.0 million as of June 30, 2026, comprised of $76.1 million in cash and $163.9 million in borrowings from available warehouse capacity on unencumbered loans. Our additional available warehouse capacity as of June 30, 2026, was $497.9 million, bringing total liquidity plus available warehouse capacity to $737.9 million.

We had cash of $76.1 million and $79.6 million, excluding restricted cash of $169.1 million and $17.6 million as of June 30, 2026 and 2025, respectively. $50.3 million of the $169.1 million in restricted cash was released in July 2026.

Cash Flows

The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash provided by (used in):
Operating activities	$15,827	$11,198
Investing activities	(551,302)	(842,611)
Financing activities	531,441	857,772
Net change in cash, cash equivalents, and restricted cash	$(4,034)	$26,359

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

For the six months ended June 30, 2026, our net cash provided by operating activities consisted mainly of $48.0 million in net income, $86.9 million in proceeds from sales of loans held for sale, partially offset by $88.5 million of origination of loans held for sale, and $54.1 million of net valuation gain in securitized debt and loans at fair value.

For the six months ended June 30, 2026, our net cash used in investing activities consisted mainly of $1.2 billion in cash used to originate loans held for investment at fair value, partially offset by $526.2 million in cash received from payments of loans held for investment and $103.2 million in cash proceeds from sales of loans originally classified as held for investment.

For the six months ended June 30, 2026, our net cash provided by financing activities consisted mainly of $1.1 billion in borrowings from our warehouse and repurchase facilities, $912.2 million in proceeds from issuing securitized debt, and $500.0 million in proceeds from the issuance of unsecured corporate debt. The cash generated was partially offset by repayments of $1.1 billion on warehouse and repurchase facilities, repayments of $647.9 million on securitized debt, and $215.0 million in the payoff of the 2022 Term Loan.

During the six months ended June 30, 2026 and 2025, we used approximately $4.0 million and generated $26.4 million, respectively, of net cash and cash equivalents on operating, investing and financing activities.

Warehouse Facilities

As of June 30, 2026, we have five non-mark-to-market warehouse facilities, one mark-to-market warehouse facility, and one modified mark-to-market warehouse facility to support our loan origination and acquisition facilities. The maturity of our warehouse facilities ranges from one to three years. The borrowings are collateralized primarily by performing loans. All warehouse facilities are based on SOFR, plus margins ranging from 1.60% to 4.00%. Borrowing under these facilities was $313.2 million with $661.8 million of available capacity as of June 30, 2026.

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

All borrower payments on loans financed under the warehouse facilities are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities. The warehouse facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to-net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization of interest expense. If we fail to meet any of the covenants, or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of June 30, 2026, we were in compliance with these covenants.

Securitized debt

From May 2011 through June 2026, we have completed 49 transactions, issuing $11.5 billion in principal amount of securities to third parties. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the sole beneficial interest holder of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP.

Accumulated interest represents our total ownership interest in each trust which is the difference between the UPB of the loan collateral and the principal amount due external bondholders. The following table summarizes securities issued at the time of securitization, accumulated interest as of June 30, 2026 and December 31, 2025, and the stated maturity for each outstanding securitized debt. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 10% to 30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

		Accumulated Interest as of
Trusts	Securities Issued	June 30, 2026	December 31, 2025	Stated Maturity Date
	(In thousands)
2017-2 Trust	$245,601	$6,759	$6,693	October 2047
2018-1 Trust	176,816	4,872	4,967	April 2048
2018-2 Trust	307,988	9,132	10,001	October 2048
2019-1 Trust	235,580	8,709	12,021	March 2049
2019-2 Trust	207,020	6,852	6,644	July 2049
2019-3 Trust	154,419	5,114	5,792	October 2049
2020-1 Trust	248,700	8,173	8,881	February 2050
2021-1 Trust	251,301	12,598	13,097	May 2051
2021-2 Trust	194,918	5,642	5,056	August 2051
2021-3 Trust	204,205	5,714	5,875	October 2051
2021-4 Trust	319,116	7,990	6,974	December 2051
2022-1 Trust	273,594	8,891	9,304	February 2052
2022-2 Trust	241,388	12,729	11,611	March 2052
2022-3 Trust	296,323	18,497	25,409	May 2052
2022-4 Trust	308,357	19,482	20,062	July 2052
2022-5 Trust	188,754	16,907	17,162	October 2052
2023-1 Trust	198,715	16,654	17,030	December 2052
2023-2 Trust	202,210	5,270	10,669	April 2053
2023-3 Trust	234,741	2,316	7,055	July 2053
2023-4 Trust	202,890	3,963	8,227	November 2053
2024-1 Trust	209,862	10,058	9,714	January 2054
2024-2 Trust	286,235	10,820	17,786	April 2054
2024-3 Trust	204,599	4,922	7,172	June 2054
2024-4 Trust	253,612	7,676	13,358	July 2054
2024-5 Trust	292,880	18,291	14,220	October 2054
2024-6 Trust	293,895	23,192	18,490	December 2054
2025-1 Trust	342,791	23,195	18,152	February 2055
2025-RTL1 Trust	111,395	8,064	7,048	March 2030
2025-2 Trust	377,526	26,969	20,898	April 2055
2025-MC1 Trust	114,136	19,580	20,925	May 2055
2025-3 Trust	382,461	20,282	15,367	June 2055
2025-P1 Trust	190,865	8,248	5,370	July 2055
2025-4 Trust	457,543	23,027	14,769	September 2055
2025-P2 Trust	207,013	8,933	5,305	October 2055
2025-5 Trust	439,292	18,323	11,346	December 2055
2026-1 Trust	335,448	22,813	—	February 2056
2026-P1 Trust	178,333	12,055	—	March 2056
2026-2 Trust	398,538	15,906	—	May 2056
Total	$9,769,060	$468,618	$412,450

The following table summarizes outstanding bond principal balances for each securitized debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(In thousands)
2017-2 Trust	$19,658	$22,445
2018-1 Trust	15,300	17,828
2018-2 Trust	41,055	46,790
2019-1 Trust	41,804	50,131
2019-2 Trust	34,199	38,266
2019-3 Trust	33,868	37,606
2020-1 Trust	72,014	76,345
2021-1 Trust	115,435	126,176
2021-2 Trust	99,455	108,845
2021-3 Trust	108,824	113,979
2021-4 Trust	177,206	187,001
2022-1 Trust	181,622	190,618
2022-2 Trust	162,292	170,257
2022-3 Trust	182,091	203,208
2022-4 Trust	188,818	204,089
2022-5 Trust	123,246	140,766
2023-1 Trust	119,776	134,177
2023-2 Trust	87,561	116,579
2023-3 Trust	109,334	147,149
2023-4 Trust	95,265	136,392
2024-1 Trust	122,199	138,490
2024-2 Trust	162,751	199,850
2024-3 Trust	133,998	162,649
2024-4 Trust	157,345	187,255
2024-5 Trust	203,002	240,918
2024-6 Trust	228,653	259,120
2025-1 Trust	276,820	312,863
2025-RTL1 Trust	92,600	111,395
2025-2 Trust	327,789	350,312
2025-MC1 Trust	79,207	91,607
2025-3 Trust	334,944	365,978
2025-P1 Trust	173,879	185,424
2025-4 Trust	422,890	445,803
2025-P2 Trust	191,837	206,550
2025-5 Trust	413,822	437,256
2026-1 Trust	325,398	—
2026-P1 Trust	176,418	—
2026-2 Trust	396,138	—
Total	$6,228,513	$5,964,117

As of June 30, 2026 and December 31, 2025, the weighted average annualized rates on the securities and certificates for the Trusts were as follows:

	June 30, 2026	December 31, 2025
2017-2 Trust	4.54%	4.23%
2018-1 Trust	4.68	4.35
2018-2 Trust	4.61	4.53
2019-1 Trust	3.98	4.11
2019-2 Trust	3.51	3.46
2019-3 Trust	3.32	3.29
2020-1 Trust	2.88	2.88
2021-1 Trust	1.80	1.77
2021-2 Trust	2.02	2.03
2021-3 Trust	2.51	2.48
2021-4 Trust	3.23	3.25
2022-1 Trust	3.93	3.94
2022-2 Trust	5.05	5.05
2022-MC1 Trust	—	6.78
2022-3 Trust	5.64	5.68
2022-4 Trust	6.28	6.23
2022-5 Trust	7.31	7.26
2023-1 Trust	7.40	7.23
2023-1R Trust	—	13.75
2023-2 Trust	7.55	7.66
2023-RTL1 Trust	—	9.86
2023-3 Trust	8.08	8.16
2023-4 Trust	7.93	8.63
2024-1 Trust	7.93	7.56
2024-2 Trust	7.06	7.46
2024-3 Trust	7.30	7.26
2024-4 Trust	7.50	6.76
2024-5 Trust	6.27	6.00
2024-6 Trust	6.19	6.39
2025-1 Trust	6.61	6.59
2025-RTL1 Trust	7.30	7.17
2025-2 Trust	6.64	6.41
2025-MC1 Trust	8.69	8.49
2025-3 Trust	6.47	6.46
2025-P1 Trust	6.64	6.57
2025-4 Trust	5.78	5.76
2025-P2 Trust	6.08	6.06
2025-5 Trust	5.88	6.10
2026-1 Trust	5.49	—
2026-P1 Trust	6.07	—
2026-2 Trust	5.85	—

Our intent is to use the proceeds from the issuance of new securities primarily to repay our warehouse borrowings and originate new investor real estate loans in accordance with our underwriting guidelines, as well as for general corporate purposes. Our financing sources may include borrowings in the form of additional bank credit facilities (including term loans and revolving credit facilities), agreements, warehouse facilities and other sources of private financing. We also plan to continue using securitized debt as long-term financing for our portfolio.

Secured and Unsecured Financing (Corporate Debt)

On February 5, 2024, the Company entered into a five-year $75.0 million syndicated corporate debt agreement, (“the 2024 Term Loan”). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months.

On January 30, 2026, we entered into a five-year $500.0 million syndicated corporate debt agreement, the (“the 2026 Term Notes”). The 2026 Term Notes bears interest at a fixed rate of 9.375% and matures on January 30, 2031. Interest on the 2026 Term Notes is paid every three months. A portion of the proceeds was used to pay off the $215.0 million 2022 Term Loan in January 2026.

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

The following table summarizes the activity in our ATM Program for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share amount)
Number of shares sold	—	27	—	1,596
Net sale proceeds	$—	$491	$—	$29,287
Weighted average price per share	$—	$18.61	$—	$18.66

Contractual Obligations and Commitments

On March 15, 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement, the (“the 2022 Term Loan”). The 2022 Term Loan bore interest at a fixed rate of 7.125% and was to mature on March 15, 2027. Interest on the 2022 Term Loan was paid every six months. The 2022 Term Loan was paid off in January 2026 with proceeds from the 2026 Term Notes.

On February 5, 2024, the Company entered into a five-year $75.0 million syndicated corporate debt agreement, (“the 2024 Term Loan”). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months. As of June 30, 2026 and December 31, 2025, the balance of the 2024 Term Loan was $75.0 million.

On January 30, 2026, we entered into a five-year $500.0 million unsecured syndicated corporate debt agreement, the (“the 2026 Term Notes”). The 2026 Term Notes bears interest at a fixed rate of 9.375% and matures on January 30, 2031. Interest on the 2026 Term Notes is paid every three months. A portion of the proceeds was used to pay off the 2022 Term Loan in January 2026. As of June 30, 2026, the balance of the 2026 Term Notes was $500.0 million.

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

As of June 30, 2026, we maintained warehouse facilities to finance our investor real estate loans and had approximately $313.2 million in outstanding borrowings with $661.8 million of available capacity under our warehouse and repurchase facilities. The warehouse and repurchase facilities have maturity dates ranging from September 2026 to April 2028.

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

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. All statements (other than statements of historical facts) in this Quarterly Report regarding the prospects of the industry and our prospects, plans, financial position and business strategy may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “should,” “expect,” “intend,” “will,” “estimate,” “anticipate,” “plan,” “believe,” “predict,” “potential” or “continue” or the negatives of these terms or variations of them or similar terminology. Forward-looking statements may contain expectations regarding our operations, including our loan originations, our ability to resolve nonperforming loans and avoid losses on nonperforming loans and the disposition of REOs and other results, and may include statements of future performance, plans and objectives. Forward looking statements also include statements pertaining to our strategies for future funding and development of our business and products, including the future results of our at-the-market equity offering program. Although we believe that the expectations reflected in these forward-looking statements have a reasonable basis, we cannot provide any assurance that these expectations will prove to be correct. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. It is possible that the actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Information regarding important factors that could cause actual results to differ, perhaps materially, from those in our forward-looking statements is contained in this Quarterly Report and other documents we file. You should read and interpret any forward-looking statement together with these documents, including the following:

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

Item 1A. Risk Factors.

We have included in Part I, Item 1A of our 2025 Form 10-K descriptions of certain risks and uncertainties that could affect our business, future performance, or financial condition (the "Risk Factors"). Other than as updated below, there have been no material changes from the disclosures provided in our 2025 Form 10-K. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Risks Related to Mergers, Acquisitions and Strategic Investments

We may be unable to successfully identify, complete, integrate or realize the anticipated benefits of mergers, acquisitions, strategic investments, joint ventures or other business combinations, which could adversely affect our business, financial condition and results of operations.

From time to time, we may pursue acquisitions, strategic investments, joint ventures, minority investments, asset purchases or other business combinations that we believe will complement or expand our business. There can be no assurance that we will be able to identify suitable opportunities, negotiate acceptable terms, obtain required financing, secure necessary regulatory or third-party approvals, or otherwise complete transactions on favorable terms or at all.

Even if completed, acquisitions and other strategic transactions involve numerous risks and uncertainties, including difficulties in integrating operations, technologies, products, controls, personnel and corporate cultures; diversion of management's attention from existing business operations; challenges in retaining key employees, customers, counterparties and business relationships; failure to achieve anticipated synergies, cost savings, growth opportunities or other expected benefits; assumption of unknown, contingent or unexpected liabilities; increased legal, regulatory, compliance and operational risks; and potential impairment charges related to goodwill, intangible assets or other acquired assets.

In addition, acquired businesses may have liabilities, deficiencies, cybersecurity vulnerabilities, compliance issues or other risks that were not identified during the due diligence process or that exceed our estimates. Any such issues could result in increased costs, litigation, regulatory scrutiny, reputational harm or operational disruptions. If we are unable to successfully integrate acquired businesses or realize the anticipated benefits of a transaction within the expected timeframe, or at all, our business strategy, results of operations, financial condition, cash flows and stock price could be materially and adversely affected.

Furthermore, acquisitions and strategic transactions may require the use of substantial cash resources, the incurrence of indebtedness, the issuance of equity securities or other financing arrangements, which could dilute existing stockholders, increase our leverage, restrict operational flexibility or otherwise adversely affect our financial condition. As a result, any future merger, acquisition or strategic investment may not contribute positively to our results and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Retained Securities

Our retained interests in securitization trusts are subject to valuation, credit, and liquidity risks that could adversely affect our financial condition and results of operations.

As part of our loan securitization program, we transfer commercial real estate and residential mortgage loans to securitization trusts and retain interests in those trusts, including subordinate certificates, interest-only strips, and other residual interests. We record these retained interests at fair value, which requires management to make significant estimates and assumptions regarding, among other things, prepayment speeds, default and loss severity rates, discount rates, and the timing and amount of expected future cash flows. These assumptions are inherently subjective and subject to change based on economic conditions, borrower behavior, and performance of the underlying collateral. If actual performance of the securitized loans differs materially from our assumptions, or if market conditions affecting the assumptions used by market participants to value similar instruments change, we may be required to record other-than-temporary impairments or fair value adjustments that could materially and adversely affect our earnings and financial condition in the periods in which they occur.

Our retained interests are subordinate to the interests of senior certificate holders in the related trusts. As a result, we bear a disproportionate share of the credit risk associated with the underlying loan pools, and we would generally not receive any distributions on our retained interests until the senior classes have been paid the amounts to which they are entitled. An increase in delinquencies, defaults, or loss severities on the underlying loans—whether due to weakening economic conditions, declines in commercial or residential real estate values, borrower-specific factors, or other causes—could reduce or eliminate the value of our retained interests and reduce or delay the cash flows we expect to receive.

Our ability to continue to securitize loans and retain interests on terms favorable to us also depends on conditions in the capital markets that are outside of our control, including investor demand for asset-backed securities, prevailing interest rates, credit spreads, and regulatory requirements applicable to securitization transactions (including risk retention rules). Adverse changes in any of these factors could reduce the value of, or our ability to monetize, our retained interests, could require us to hold a greater proportion of credit risk on our balance sheet than we currently anticipate, and could adversely affect our liquidity, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on common stock purchases made by us during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 2026	—	$—	—	$—
May 2026	7,206	17.17	—	—
June 2026	141,474	18.51	—	—
Total	148,680	$18.45	—	$—

(1)
The Company currently does not have a common stock repurchase program.
(2)
Shares repurchased under the employee stock purchase plan and shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting or exercise of stock-based awards.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 and (v) the Notes to unaudited Consolidated Financial Statements.

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

VELOCITY FINANCIAL, INC.

Date: August 5, 2026	By:	/s/ Christopher D. Farrar
Christopher D. Farrar
Chief Executive Officer

Date: August 5, 2026	By:	/s/ Mark R. Szczepaniak
Mark R. Szczepaniak
Chief Financial Officer