Form 10-Q
period 2026-09-30
Velocity Financial, Inc.
filed 2026-11-06
CIK 1692376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, the registrant had 39,354,495 shares of common stock outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$86,754	$92,103
Restricted cash	22,530	157,134
Loans held for sale, at fair value	26,278	—
Loans held for investment, at amortized cost (net of allowance for credit losses of $5,307 and $4,521 as of September 30, 2026 and December 31, 2025, respectively)	1,756,120	2,028,262
Loans held for investment, at fair value	5,907,978	4,729,869
Total loans, net	7,690,376	6,758,131
Retained securities, at fair value	29,322	—
Accrued interest receivable	55,595	49,678
Receivables due from servicers	136,682	150,902
Other receivables	4,324	1,897
Real estate owned, net	154,574	118,289
Property and equipment, net	1,208	1,415
Deferred tax asset, net	14,135	22,709
Mortgage servicing rights, at fair value	16,408	12,963
Derivative assets	3,784	66
Goodwill	6,775	6,775
Note receivable, at fair value	15,320	—
Other assets	11,785	9,451
Total assets	$8,249,572	$7,381,513

LIABILITIES
Accounts payable and accrued expenses	$185,555	$168,314
Secured financing, net	73,579	286,679
Unsecured senior notes, net	486,918	—
Securitized debt, at amortized cost	1,476,811	1,705,589
Securitized debt, at fair value	4,720,826	4,236,737
Warehouse and repurchase facilities, net	548,157	308,506
Total liabilities	7,491,846	6,705,825
Commitments and contingencies (Note 15)
EQUITY
Common stock ($0.01 par value, 100,000,000 shares authorized; 40,359,256 and 39,573,657 shares issued, 39,354,495 and 38,965,317 shares outstanding as of September 30, 2026 and December 31, 2025, respectively)	405	398
Additional paid-in capital	393,662	382,564
Retained earnings	376,323	302,379
Treasury stock, at cost (1,004,761 and 608,340 common shares as of September 30, 2026 and December 31, 2025, respectively)	(17,844)	(10,204)
Accumulated other comprehensive income (loss)	752	(2,602)
Total Velocity Financial, Inc. stockholders' equity	753,298	672,535
Noncontrolling interest in subsidiary	4,428	3,153
Total equity	757,726	675,688
Total liabilities and equity	$8,249,572	$7,381,513

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(In thousands)

The following table represents the assets and liabilities of consolidated variable interest entities:

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Restricted cash	$8,893	$151,827
Loans held for investment, at amortized cost	1,752,740	2,023,030
Loans held for investment, at fair value	5,060,193	4,273,757
Accrued interest and other receivables	183,416	191,313
Real estate owned, net	140,527	114,485
Deferred tax asset, net	727	1,085
Other assets	8	5
Total assets	$7,146,504	$6,755,502

LIABILITIES
Accounts payable and accrued expenses	$129,974	$120,691
Securitized debt	6,197,637	5,942,326
Total liabilities	$6,327,611	$6,063,017

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$169,461	$144,119	$483,527	$398,426
Interest expense — portfolio related	101,481	88,899	293,135	245,825
Net interest income — portfolio related	67,980	55,220	190,392	152,601
Interest expense — corporate debt	14,470	6,144	44,072	18,429
Net interest income	53,510	49,076	146,320	134,172
Provision for credit losses	531	381	3,172	3,851
Net interest income after provision for credit losses	52,979	48,695	143,148	130,321
Other operating income
Gain on disposition of loans	12,808	4,574	19,658	13,694
Unrealized gain (loss) on fair value loans	(64,761)	30,982	(39,239)	95,724
Unrealized gain (loss) on fair value securitized debt	87,376	(9,988)	115,927	(31,254)
Unrealized gain (loss) on mortgage servicing rights	1,037	(343)	1,826	(1,115)
Unrealized (loss) on retained securities	(602)	—	(602)	—
Origination fee income	10,395	9,723	30,519	27,338
Interest income on cash balance	1,347	1,564	4,086	4,408
Other income	1,570	565	7,030	1,575
Total other operating income	49,170	37,077	139,205	110,370
Operating expenses
Compensation and employee benefits	29,164	23,300	78,198	67,589
Origination expenses	1,650	1,154	4,218	3,185
Securitization expenses	5,595	6,433	15,549	21,997
Loan servicing	9,100	7,748	33,348	23,961
Professional fees	3,624	893	11,578	4,668
Rent and occupancy	388	274	1,080	847
Real estate owned, net	10,590	7,931	24,175	14,258
Other operating expenses	3,758	2,664	9,815	7,995
Total operating expenses	63,869	50,397	177,961	144,500
Income before income taxes	38,280	35,375	104,392	96,191
Income tax expense
Federal	8,391	7,603	22,083	19,381
State	2,670	2,360	7,057	6,580
Income tax expense	11,061	9,963	29,140	25,961
Net income	27,219	25,412	75,252	70,230
Net income (loss) attributable to noncontrolling interest	801	39	1,308	(27)
Net income attributable to Velocity Financial, Inc.	$26,418	$25,373	$73,944	$70,257
Earnings per common share
Basic	$0.68	$0.67	$1.91	$1.93
Diluted	$0.67	$0.65	$1.88	$1.86
Weighted average common shares outstanding
Basic	38,805	38,073	38,721	36,335
Diluted	39,459	38,800	39,340	37,817

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$27,219	$25,412	$75,252	$70,230
Net income (loss) attributable to noncontrolling interest	801	39	1,308	(27)
Net income attributable to Velocity Financial, Inc.	26,418	25,373	73,944	70,257
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on cash flow hedges arising during the period	2,840	98	2,773	(2,571)
Reclassification adjustments included in net income	179	192	581	459
Total other comprehensive income (loss), net of tax	3,019	290	3,354	(2,112)
Total comprehensive income attributable to Velocity Financial, Inc.	$29,437	$25,663	$77,298	$68,145

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands, except share data)

(Unaudited)

	Common Stock - Number of Shares			Stockholders' Equity
	Shares Issued	Treasury Shares	Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss), Net of Tax	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance — December 31, 2024	33,761,147	(215,562)	33,545,585	$339	$322,954	$197,325	$(2,869)	$(805)	$516,944	$3,271	$520,215
Issuance of common stock	1,569,255	—	1,569,255	20	28,522	—	—	—	28,542	—	28,542
Shares surrendered for tax withholding on vested awards	—	(115,596)	(115,596)	—	—	—	(2,162)	—	(2,162)	—	(2,162)
Restricted stock awarded and stock-based compensation expenses	385,503	—	385,503	—	1,970	—	—	—	1,970	—	1,970
Net income (loss)	—	—	—	—	—	18,887	—	—	18,887	(239)	18,648
Other comprehensive loss	—	—	—	—	—	—	—	(994)	(994)	—	(994)
Balance — March 31, 2025	35,715,905	(331,158)	35,384,747	$359	$353,446	$216,212	$(5,031)	$(1,799)	$563,187	$3,032	$566,219
Issuance of common stock	3,154,630	—	3,154,630	31	13,052	—	—	—	13,083	—	13,083
Purchase of treasury stock	—	(258,828)	(258,828)	—	—	—	(4,848)	—	(4,848)	—	(4,848)
Shares surrendered for tax withholding on vested awards	—	(8,754)	(8,754)	—	—	—	(145)	—	(145)	—	(145)
Restricted stock awarded and stock-based compensation expenses	17,292	—	17,292	—	2,029	—	—	—	2,029	—	2,029
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(47)	(47)
Net income	—	—	—	—	—	25,997	—	—	25,997	173	26,170
Other comprehensive loss	—	—	—	—	—	—	—	(1,408)	(1,408)	—	(1,408)
Balance — June 30, 2025	38,887,827	(598,740)	38,289,087	$390	$368,527	$242,209	$(10,024)	$(3,207)	$597,895	$3,158	$601,053
Issuance of common stock	471,051	—	471,051	6	8,720	—	—	—	8,726	—	8,726
Shares surrendered for tax withholding on vested awards	—	(9,600)	(9,600)	—	—	—	(179)	—	(179)	—	(179)
Restricted stock awarded and stock-based compensation expenses	149,492	—	149,492	—	2,154	—	—	—	2,154	—	2,154
Net income	—	—	—	—	—	25,373	—	—	25,373	39	25,412
Other comprehensive income	—	—	—	—	—	—	—	290	290	—	290
Balance — September 30, 2025	39,508,370	(608,340)	38,900,030	$396	$379,401	$267,582	$(10,203)	$(2,917)	$634,259	$3,197	$637,456

Balance — December 31, 2025	39,573,657	(608,340)	38,965,317	$398	$382,564	$302,379	$(10,204)	$(2,602)	$672,535	$3,153	$675,688
Shares surrendered for tax withholding on vested awards	—	(228,371)	(228,371)	—	—	—	(4,537)	—	(4,537)	—	(4,537)
Share-based awards	498,335	—	498,335	5	—	—	—	—	5	—	5
Stock compensation expense	—	—	—	—	2,690	—	—	—	2,690	—	2,690
Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	(33)	(33)
Net income (loss)	—	—	—	—	—	22,363	—	—	22,363	(64)	22,299
Other comprehensive income	—	—	—	—	—	—	—	292	292	—	292
Balance — March 31, 2026	40,071,992	(836,711)	39,235,281	$403	$385,254	$324,742	$(14,741)	$(2,310)	$693,348	$3,056	$696,404
Purchase of treasury stock	—	(126,769)	(126,769)	—	—	—	(2,364)	—	(2,364)	—	(2,364)
Shares surrendered for tax withholding on vested awards	—	(21,911)	(21,911)	—	—	—	(378)	—	(378)	—	(378)
Share-based awards	55,042	—	55,042	—	260	—	—	—	260	—	260
Issuance of shares under the employee stock purchase plan	152,012	—	152,012	2	2,384	—	—	—	2,386	—	2,386
Stock compensation expense	—	—	—	—	3,079	—	—	—	3,079	—	3,079
Net income	—	—	—	—	—	25,163	—	—	25,163	571	25,734
Other comprehensive income	—	—	—	—	—	—	—	43	43	—	43
Balance — June 30, 2026	40,279,046	(985,391)	39,293,655	$405	$390,977	$349,905	$(17,483)	$(2,267)	$721,537	$3,627	$725,164
Shares surrendered for tax withholding on vested awards	—	(19,370)	(19,370)	—	—	—	(361)	—	(361)	—	(361)
Share-based awards	80,210	—	80,210	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	2,685	—	—	—	2,685	—	2,685
Net income	—	—	—	—	—	26,418	—	—	26,418	801	27,219
Other comprehensive income	—	—	—	—	—	—	—	3,019	3,019	—	3,019
Balance — September 30, 2026	40,359,256	(1,004,761)	39,354,495	$405	$393,662	$376,323	$(17,844)	$752	$753,298	$4,428	$757,726

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)
Cash flows from operating activities:
Net income	$75,252	$70,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	406	393
Amortization of right-of-use assets	644	875
Provision for credit losses	3,172	3,851
Origination of loans held for sale	(243,389)	(47,879)
Proceeds from sales of loans held for sale	219,108	46,953
Net accretion of discount on purchased loans and deferred loan origination costs	2,417	2,989
Paid-in-kind interest income	(320)	—
Provision for uncollectible corporate and escrow advances receivable	18	711
Gain on disposition of loans	(7,770)	(1,145)
Real estate acquired through foreclosure in excess of recorded investment	(11,888)	(12,549)
Amortization of debt issuance discount and costs	9,583	7,667
Change in valuation of real estate owned	15,545	10,530
Change in valuation of fair value loans	39,239	(95,724)
Change in valuation of mortgage servicing rights	(1,826)	1,566
Change in valuation of fair value securitized debt	(115,927)	31,254
Change in valuation of fair value retained securities	602	—
Hedging activities	4,172	(3,553)
Gain on sale of real estate owned	(432)	(1,242)
Stock-based compensation	8,459	6,153
Deferred tax expense (benefit)	6,968	(2,160)
Change in operating assets and liabilities:
Accrued interest and other receivables	(10,061)	(14,038)
Other assets	(1,677)	(2,004)
Accounts payable and accrued expenses	11,306	19,772
Net cash provided by operating activities	3,601	22,650
Cash flows from investing activities:
Purchase of loans held for investment	(70)	—
Origination of loans held for investment	(1,979,814)	(2,033,018)
Proceeds from sales of loans originally classified as held for investment	103,169	—
Payments of loans held for investment	830,893	728,965
Proceeds from sale of real estate owned	49,436	34,399
Capitalized improvement on real estate owned	(1,002)	(99)
Change in corporate and escrow advances and note receivable	(17,938)	(2,825)
Change in impounds and deposits	1,376	1,117
Purchase of property and equipment	(200)	(224)
Net cash used in investing activities	(1,014,150)	(1,271,685)
Cash flows from financing activities:
Warehouse repurchase facilities advances	1,821,670	2,072,225
Warehouse repurchase facilities repayments	(1,582,506)	(2,087,575)
Proceeds from unsecured financing	500,000	—
Proceeds from securitized debt	1,428,104	2,006,012
Repayment of secured financing	(215,000)	—
Repayment of securitized debt	(1,060,733)	(736,521)
Debt issuance costs	(15,912)	(1,205)
Deferred stock issuance costs	—	(379)
Proceeds from issuance of common stock related to warrants exercised	—	10,908
Proceeds from issuance of common stock	2,646	39,931
Purchase of treasury stock	(7,640)	(7,334)
Distribution to non-controlling interest	(33)	(47)
Net cash provided by financing activities	870,596	1,296,015
Net (decrease) increase in cash, cash equivalents, and restricted cash	(139,953)	46,980
Cash, cash equivalents, and restricted cash at beginning of period	249,237	70,830
Cash, cash equivalents, and restricted cash at end of period	$109,284	$117,810

See accompanying Notes to Consolidated Financial Statements.

VELOCITY FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)
Supplemental cash flow information:
Cash paid during the period for interest	$321,925	$251,053
Cash paid during the period for income taxes, net	23,726	26,801
Noncash transactions from investing and financing activities:
Transfer of loans held for investment to held for sale	132,438	—
Transfer of loans held for investment to real estate owned	87,945	76,738
Transfer of accrued interest to loans held for investment	1,648	1,893
Recognition of new leases in exchange for lease obligations	1,200	1,384
Deferred stock issuance costs charged against additional paid-in capital	—	488
Retained securities	29,924	—
Mortgage servicing rights	1,619	—
Paid-in-kind interest income	320	—

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

The Company, through its wholly owned subsidiaries, is the primary beneficiary of the Velocity Commercial Capital Loan Trusts, from the 2017-2 Trust through and including the 2026-P2 Trust, all of which are New York common law trusts, with the exception of the VCC 2025-MC1 Trust, and VCC 2025-RTL1 Trust which are Delaware statutory trusts. The Trusts are bankruptcy remote, variable interest entities (“VIEs”) formed for the purpose of providing secured borrowings to the Company and are consolidated with the accounts of the Company. On June 30, 2026, the Company sold a pool of nonperforming loans pursuant to a mortgage loan sale agreement (“Mortgage Loan Sale Agreement”) to VCC 2026-MC2 Trust, a Delaware statutory trust. The conveyance of mortgage loans was accounted for as a sale and not deemed as a pledge to secure a debt or other obligation of the Company. The Company determined that VCC 2026-MC2 Trust is also a VIE; however, the Company did not consolidate 2026-MC2 because it concluded it is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the entity's economic performance. See Note 2 — Basis of Presentation and Summary of Significant Accounting Policies.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed Government National Mortgage Association (“Ginnie Mae” or “GNMA”) issuer/servicer that provides government insured Federal Housing Administration (“FHA”) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century is a consolidated subsidiary of the Company as of completion of the acquisition. In addition, as a servicer of Ginnie Mae loans, Century is required to maintain a minimum net worth, and Century is in compliance with this requirement as of September 30, 2026.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited Consolidated Financial Statements as of and for the three and nine months ended September 30, 2026 and 2025 have been prepared on a basis that is substantially consistent with the accounting principles applied to the Company’s audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The consolidated financial statements as of September 30, 2026 and December 31, 2025 include only those assets, liabilities, and results of operations related to the business of the Company, its subsidiaries, and consolidated VIEs.

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

(d)
Fair Value Option Accounting

The Company elected to apply fair value option (“FVO”) accounting to mortgage loans originated effective October 1, 2022. The fair value option loans are presented as a separate line item in the Consolidated Balance Sheets. Interest income on FVO loans is recorded on an accrual basis in the Consolidated Statements of Income under the heading “Interest income.” Changes in the fair value of the loans are recorded as “Unrealized gain (loss) on fair value loans” in the Consolidated Statements of Income. The Company does not record a current expected credit loss (“CECL”) reserve on fair value option loans.

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

The Company elected to apply FVO accounting for a note receivable from a privately held third party upon initial recognition in July 2026. The Company made this election because of the short-term nature of the note, because fair value best reflects the economics of the instrument, and for consistency with the measurement of its fair value option loans. The note is included in “Note receivable, at fair value” in the Consolidated Balance Sheets and is measured at fair value on a recurring basis, with changes in fair value recognized in “Other income” in the Consolidated Statements of Income. Interest income, including interest paid in kind and capitalized to principal, is recognized in “Other income” based on the contractual rate. As the Company has elected the FVO, the note receivable is not subject to a CECL reserve.

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

Expense Disaggregation

In January 2025, the FASB issued ASU 2025-01 “Income Statement — Reporting Comprehensive Income (Subtopic 220-40) Expense Disaggregation Disclosures”, clarifies for non-calendar year end entities the interim effective date of ASU 2024-03. All public business entities are required to adopt the guidance in the annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03 “Income Statement — Reporting Comprehensive Income (Subtopic 220-40) Expense Disaggregation Disclosures”, which requires specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively will need to be disclosed. The accounting update is effective January 1, 2027 for the Company. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 4 — Cash, Cash Equivalents, and Restricted Cash

The Company is required to hold cash for potential future advances due to certain borrowers. In accordance with various mortgage servicing and related agreements, Century maintains escrow accounts for mortgage insurance premium, tax and insurance, working capital, sinking fund and other mortgage related escrows. The total escrow balances payable amounted to $78.9 million and $83.3 million as of September 30, 2026 and 2025, respectively. These amounts are not reflected on the Consolidated Balance Sheets of the Company.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s Consolidated Balance Sheets to the total of the same such amounts shown in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025:

	September 30,
	2026	2025
	(In thousands)
Cash and cash equivalents	$86,754	$98,964
Restricted cash	22,530	18,846
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$109,284	$117,810

Note 5 — Loans Held for Sale at Fair Value

The following table summarizes loans held for sale at fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	(In thousands)
Unpaid principal balance	$29,678		$—
Valuation adjustments on FVO loans held for sale	(3,400)	(1)	—
Ending balance	$26,278		$—
(1)
Reflects discount from borrower rate-buy down.

Note 6 — Loans Held for Investment at Amortized Cost and Loans Held for Investment at Fair Value

The following tables summarize loans held for investment as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Loans Held for Investment, at Amortized Cost	Loans Held for Investment, at Fair Value	Total Loans Held for Investment
	(In thousands)
Unpaid principal balance	$1,744,942	$5,683,097	$7,428,039
Valuation adjustments on performing FVO loans	—	257,554	257,554
Valuation adjustments on nonperforming FVO loans	—	(32,673)	(32,673)
Deferred loan origination costs, net	16,485	—	16,485
	1,761,427	5,907,978	7,669,405
Allowance for credit losses	(5,307)	—	(5,307)
Total loans held for investment	$1,756,120	$5,907,978	$7,664,098

	December 31, 2025
	Loans Held for Investment, at Amortized Cost	Loans Held for Investment, at Fair Value	Total Loans Held for Investment
	(In thousands)
Unpaid principal balance	$2,013,514	$4,477,824	$6,491,338
Valuation adjustments on performing FVO loans	—	300,344	300,344
Valuation adjustments on nonperforming FVO loans	—	(48,299)	(48,299)
Deferred loan origination costs, net	19,269	—	19,269
	2,032,783	4,729,869	6,762,652
Allowance for credit losses	(4,521)	—	(4,521)
Total loans held for investment	$2,028,262	$4,729,869	$6,758,131

The following tables summarize the Unpaid Principal Balance (“UPB”) and amortized cost basis of loans in the Company's COVID-19 forbearance program for the three and nine months ended September 30, 2026 and the year ended December 31, 2025:

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
	UPB	%	Amortized Cost	%	UPB	%	Amortized Cost	%
	($ in thousands)
Beginning balance	$116,702		$117,730		$126,142		$127,328
Foreclosures	(530)		(523)		(530)		(523)
Repayments	(1,494)		(1,510)		(10,934)		(11,108)
Ending balance	$114,678		$115,697		$114,678		$115,697

Performing/Accruing	$89,331	77.9%	$90,068	77.8%	$89,331	77.9%	$90,068	77.8%

Nonperforming/Nonaccrual	$25,347	22.1%	$25,629	22.2%	$25,347	22.1%	$25,629	22.2%

	Year Ended December 31, 2025
	UPB	%	Amortized Cost	%
	($ in thousands)
Beginning balance	$142,827		$144,247
Foreclosures	(1,980)		(1,996)
Repayments	(14,705)		(14,923)
Ending balance	$126,142		$127,328

Performing/Accruing	$96,577	76.6%	$97,461	76.5%

Nonperforming/Nonaccrual	$29,565	23.4%	$29,867	23.5%

Since April 1, 2020, the inception of the COVID-19 forbearance program, the Company has modified $416.4 million in UPB of loans, which includes capitalized interest of $18.3 million. As of September 30, 2026, $296.3 million in UPB of modified loans has been paid down, which includes $7.0 million of capitalized interest received. The Company has not forgiven any capitalized interest.

Approximately 77.9% and 76.6% of the COVID forbearance loans in UPB were performing, and 22.1% and 23.4% were on nonaccrual status as of September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026 and December 31, 2025, the gross unpaid principal balances of loans held for investment pledged as collateral for the Company’s warehouse facilities and securitized debt issued were as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
The 2025 repurchase agreement	$249,291	$165,484
The 2021/2024 repurchase agreements	173,674	134,901
The 2021 term repurchase agreement	25,143	23,478
The 2023 repurchase agreement	169,884	50,611
The 2024 bank credit agreement	59,700	36,479
Total pledged loans	$677,692	$410,953

2017-2 Trust	$25,074	$29,111
2018-1 Trust	19,698	21,618
2018-2 Trust	43,803	49,759
2019-1 Trust	47,102	58,324
2019-2 Trust	37,156	42,618
2019-3 Trust	35,697	41,166
2020-1 Trust	75,874	83,154
2021-1 Trust	114,639	135,627
2021-2 Trust	97,148	112,332
2021-3 Trust	109,010	119,070
2021-4 Trust	174,126	190,186
2022-1 Trust	178,964	198,203
2022-2 Trust	164,770	178,346
2022-3 Trust	181,283	206,020
2022-4 Trust	176,595	221,652
2022-5 Trust	108,007	146,126
2023-1 Trust	104,452	141,805
2023-2 Trust	77,468	94,269
2023-3 Trust	93,833	124,129
2023-4 Trust	84,133	118,953
2024-1 Trust	100,906	140,464
2024-2 Trust	148,247	183,376
2024-3 Trust	125,274	145,659
2024-4 Trust	148,731	175,820
2024-5 Trust	173,184	246,456
2024-6 Trust	225,915	268,354
2025-1 Trust	276,699	321,431
2025-RTL1 Trust	84,780	117,733
2025-2 Trust	327,936	369,814
2025-MC1 Trust	70,465	86,083
2025-3 Trust	334,146	377,229
2025-P1 Trust	169,178	190,012
2025-4 Trust	424,668	459,557
2025-P2 Trust	181,500	210,368
2025-5 Trust	412,437	445,822
2026-1 Trust	336,264	—
2026-P1 Trust	180,263	—
2026-2 Trust	395,746	—
2026-3 Trust	371,651	—
2026-P2 Trust	174,618	—
Total	$6,611,440	$6,050,646

(a)
Nonaccrual Loans

The following tables present the amortized cost basis, or recorded investment, of the Company’s loans held for investment, excluding loans carried at fair value, that were nonperforming and on nonaccrual status as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Total Nonaccrual	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Allowance for Loans Individually Evaluated
	(In thousands)
Commercial — Purchase	$23,089	$23,089	$—	$—
Commercial — Refinance	59,373	57,079	2,294	342
Residential 1-4 Unit — Purchase	16,617	15,829	788	20
Residential 1-4 Unit — Refinance	65,383	59,680	5,703	643
Short Term 1-4 Unit — Purchase	1,180	1,180	—	—
Short Term 1-4 Unit — Refinance	11,230	11,230	—	—
Total	$176,872	$168,087	$8,785	$1,005

	December 31, 2025
	Total Nonaccrual	Nonaccrual with No Allowance for Credit Losses	Nonaccrual with Allowance for Credit Losses	Allowance for Loans Individually Evaluated
	(In thousands)
Commercial — Purchase	$30,429	$29,773	$656	$76
Commercial — Refinance	74,398	71,043	3,355	402
Residential 1-4 Unit — Purchase	27,383	27,068	315	6
Residential 1-4 Unit — Refinance	90,666	83,143	7,523	535
Short Term 1-4 Unit — Purchase	1,180	1,180	—	—
Short Term 1-4 Unit — Refinance	13,336	13,336	—	—
Total	$237,392	$225,543	$11,849	$1,019

The Company made the accounting policy election not to measure an allowance for accrued interest receivable and to write off accrued interest receivable by reversing interest income when loans are placed on nonaccrual status, or 90 days or more past due. Any future payments received for these loans will be recognized on a cash basis.

The following tables present the amortized cost basis in loans held for investment, excluding loans held for investment at fair value, as of September 30, 2026 and 2025, and the amount of accrued interest receivable written off by reversing interest income by portfolio segment of loans that have been placed on nonaccrual for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026		2025
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
	(In thousands)
Commercial — Purchase	$431,995	$203	$509,401	$179
Commercial — Refinance	533,414	202	634,415	195
Residential 1-4 Unit — Purchase	313,614	34	369,413	150
Residential 1-4 Unit — Refinance	432,468	194	569,629	241
Short Term 1-4 Unit — Purchase	33,992	—	29,976	—
Short Term 1-4 Unit — Refinance	15,944	—	18,922	116
Total	$1,761,427	$633	$2,131,756	$881

	Nine Months Ended September 30,
	2026		2025
	Amortized Cost	Interest Reversal	Amortized Cost	Interest Reversal
	(In thousands)
Commercial — Purchase	$431,995	$577	$509,401	$628
Commercial — Refinance	533,414	789	634,415	792
Residential 1-4 Unit — Purchase	313,614	124	369,413	348
Residential 1-4 Unit — Refinance	432,468	888	569,629	829
Short Term 1-4 Unit — Purchase	33,992	—	29,976	80
Short Term 1-4 Unit — Refinance	15,944	112	18,922	116
Total	$1,761,427	$2,490	$2,131,756	$2,793

The cash basis interest income recognized on nonaccrual loans, including loans held for investment at fair value, was $12.5 million and $12.2 million for the three months ended September 30, 2026 and 2025, respectively. The cash basis interest income recognized on nonaccrual loans, including loans held for investment at fair value, was $34.3 million and $34.7 million for the nine months ended September 30, 2026 and 2025, respectively. No accrued interest income was recognized on nonaccrual loans for the nine months ended September 30, 2026 and 2025. The average recorded investment of individually evaluated loans, computed using month-end balances, was $177.4 million and $270.2 million for the three months ended September 30, 2026 and 2025, respectively, and $211.1 million and $286.6 million for the nine months ended September 30, 2026 and 2025, respectively. There were no commitments to lend additional funds to debtors experiencing financial difficulty whose loans have been modified as of September 30, 2026 and 2025.

(b)
Allowance for Credit Losses

The following tables present the activity in the allowance for credit losses for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance — July 1, 2026	$293	$2,374	$759	$1,648	$6	$22	$5,102
Provision for (reversal of) credit losses	69	41	151	286	1	(17)	531
Charge-offs	(76)	—	(64)	(186)	—	—	(326)
Ending balance	$286	$2,415	$846	$1,748	$7	$5	$5,307

Allowance related to:
Loans individually evaluated	$—	$342	$20	$643	$—	$—	$1,005
Loans collectively evaluated	$286	$2,073	$826	$1,105	$7	$5	$4,302
Amortized cost related to:
Loans individually evaluated	$23,089	$59,373	$16,617	$65,383	$1,180	$11,230	$176,872
Loans collectively evaluated	$408,906	$474,041	$296,997	$367,085	$32,812	$4,714	$1,584,555

	Three Months Ended September 30, 2025
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance — July 1, 2025	$679	$2,085	$787	$1,258	$27	$46	$4,882
Provision for (reversal of) credit losses	(129)	3	(86)	544	(18)	67	381
Charge-offs	—	(49)	(57)	(520)	—	(51)	(677)
Ending balance	$550	$2,039	$644	$1,282	$9	$62	$4,586

Allowance related to:
Loans individually evaluated	$79	$1,578	$6	$327	$—	$46	$2,036
Loans collectively evaluated	$471	$461	$638	$955	$9	$16	$2,550
Amortized cost related to:
Loans individually evaluated	$29,995	$86,132	$31,094	$99,419	$1,562	$14,373	$262,575
Loans collectively evaluated	$479,406	$548,283	$338,319	$470,210	$28,414	$4,549	$1,869,181

	Nine Months Ended September 30, 2026
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance — January 1, 2026	$345	$1,858	$771	$1,540	$7	$—	4,521
Provision for credit losses	17	1,897	292	844	—	122	3,172
Charge-offs	(76)	(1,340)	(217)	(636)	—	(117)	(2,386)
Ending balance	$286	$2,415	$846	$1,748	$7	$5	$5,307

Allowance related to:
Loans individually evaluated	$—	$342	$20	$643	$—	$—	$1,005
Loans collectively evaluated	$286	$2,073	$826	$1,105	$7	$5	$4,302
Amortized cost related to:
Loans individually evaluated	$23,089	$59,373	$16,617	$65,383	$1,180	$11,230	$176,872
Loans collectively evaluated	$408,906	$474,041	$296,997	$367,085	$32,812	$4,714	$1,584,555

	Nine Months Ended September 30, 2025
	Commercial Purchase	Commercial Refinance	Residential 1-4 Unit Purchase	Residential 1-4 Unit Refinance	Short Term 1-4 Unit Purchase	Short Term 1-4 Unit Refinance	Total
	(In thousands)
Allowance for credit losses:
Beginning balance — January 1, 2025	$662	$1,399	$746	$1,281	$12	$74	$4,174
Provision for (reversal of) credit losses	(9)	880	131	1,208	4	1,637	3,851
Charge-offs	(103)	(240)	(233)	(1,207)	(7)	(1,649)	(3,439)
Ending balance	$550	$2,039	$644	$1,282	$9	$62	$4,586

Allowance related to:
Loans individually evaluated	$79	$1,578	$6	$327	$—	$46	$2,036
Loans collectively evaluated	$471	$461	$638	$955	$9	$16	$2,550
Amortized cost related to:
Loans individually evaluated	$29,995	$86,132	$31,094	$99,419	$1,562	$14,373	$262,575
Loans collectively evaluated	$479,406	$548,283	$338,319	$470,210	$28,414	$4,549	$1,869,181
(c)
Credit Quality Indicator

A credit quality indicator is a statistic used by the Company to monitor and assess the credit quality of loans held for investment, excluding loans held for investment at fair value. The Company monitors its charge-offs rate in relation to its nonperforming loans as a credit quality indicator.

Other credit quality indicators include aging status and accrual status. Nonperforming loans are loans that are 90 or more days past due, in bankruptcy, in foreclosure, or not accruing interest. Past due status is based on the contractual terms of the loan. The amortized cost basis of loans held for investment included $115.7 million and $127.3 million of loans in the Company’s COVID-19 forbearance program as of September 30, 2026 and December 31, 2025, respectively. The following tables present the aging status of the amortized cost basis of loans held for investment, excluding loans held for investment at fair value, as of September 30, 2026 and December 31, 2025:

September 30, 2026	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated
Commercial — Purchase	$718	$3,674	$18,697	$23,089	$—	$23,089
Commercial — Refinance	4,078	2,233	52,954	59,265	108	59,373
Residential 1-4 Unit — Purchase	1,863	—	14,754	16,617	—	16,617
Residential 1-4 Unit — Refinance	3,161	1,053	61,169	65,383	—	65,383
Short Term 1-4 Unit — Purchase	—	—	1,180	1,180	—	1,180
Short Term 1-4 Unit — Refinance	—	—	11,230	11,230	—	11,230
Total loans individually evaluated	$9,820	$6,960	$159,984	$176,764	$108	$176,872
Loans collectively evaluated
Commercial — Purchase	$14,183	$5,464	$—	$19,647	$389,259	$408,906
Commercial — Refinance	29,378	9,629	—	39,007	435,034	474,041
Residential 1-4 Unit — Purchase	13,306	3,918	—	17,224	279,773	296,997
Residential 1-4 Unit — Refinance	16,966	9,517	—	26,483	340,602	367,085
Short Term 1-4 Unit — Purchase	—	—	—	—	32,812	32,812
Short Term 1-4 Unit — Refinance	165	4,549	—	4,714	—	4,714
Total loans collectively evaluated	$73,998	$33,077	$—	$107,075	$1,477,480	$1,584,555
Ending balance	$83,818	$40,037	$159,984	$283,839	$1,477,588	$1,761,427
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

December 31, 2025	30–59 Days Past Due	60–89 Days Past Due	90+ Days Past Due(1)	Total Past Due	Current	Total Loans
	(In thousands)
Loans individually evaluated
Commercial — Purchase	$197	$2,499	$27,733	$30,429	$—	$30,429
Commercial — Refinance	4,403	3,817	66,178	74,398	—	74,398
Residential 1-4 Unit — Purchase	2,621	688	24,074	27,383	—	27,383
Residential 1-4 Unit — Refinance	4,169	2,376	84,121	90,666	—	90,666
Short Term 1-4 Unit — Purchase	—	—	1,180	1,180	—	1,180
Short Term 1-4 Unit — Refinance	—	—	13,336	13,336	—	13,336
Total loans individually evaluated	$11,390	$9,380	$216,622	$237,392	$—	$237,392
Loans collectively evaluated
Commercial — Purchase	$17,461	$10,059	$—	$27,520	$431,786	$459,306
Commercial — Refinance	29,871	12,111	—	41,982	492,895	534,877
Residential 1-4 Unit — Purchase	8,996	4,474	—	13,470	311,365	324,835
Residential 1-4 Unit — Refinance	26,912	17,494	—	44,406	397,821	442,227
Short Term 1-4 Unit — Purchase	—	—	—	—	29,598	29,598
Short Term 1-4 Unit — Refinance	—	4,548	—	4,548	—	4,548
Total loans collectively evaluated	$83,240	$48,686	$—	$131,926	$1,663,465	$1,795,391
Ending balance	$94,630	$58,066	$216,622	$369,318	$1,663,465	$2,032,783
(1)
Includes loans in bankruptcy and foreclosure less than 90 days past due.

In addition to the aging status, the Company also evaluates credit quality by accrual status. The following tables present the amortized cost of loans held for investment, excluding loans held for investment at fair value, by accrual status and loan origination year as of September 30, 2026 and December 31, 2025:

	Term Loans Amortized Cost Basis by Origination Year
September 30, 2026:	2022	2021	2020	2019	Prior	Total
	(In thousands)
Commercial — Purchase
Payment performance
Performing	$170,609	$168,798	$20,017	$24,460	$25,022	$408,906
Nonperforming	6,573	8,805	2,472	3,090	2,149	23,089
Total Commercial — Purchase	$177,182	$177,603	$22,489	$27,550	$27,171	$431,995

Commercial — Refinance
Payment performance
Performing	163,670	$139,390	$27,341	$58,444	$85,196	$474,041
Nonperforming	5,579	16,083	4,433	13,013	20,265	59,373
Total Commercial — Refinance	$169,249	$155,473	$31,774	$71,457	$105,461	$533,414

Residential 1-4 Unit — Purchase
Payment performance
Performing	$133,090	$131,304	$4,153	$12,711	$15,739	$296,997
Nonperforming	3,164	8,646	487	654	3,666	16,617
Total Residential 1-4 Unit — Purchase	$136,254	$139,950	$4,640	$13,365	$19,405	$313,614

Residential 1-4 Unit — Refinance
Payment performance
Performing	$147,357	$140,241	$9,683	$33,716	$36,088	$367,085
Nonperforming	13,912	27,120	902	10,523	12,926	65,383
Total Residential 1-4 Unit — Refinance	$161,269	$167,361	$10,585	$44,239	$49,014	$432,468

Short Term 1-4 Unit — Purchase
Payment performance
Performing	$—	$—	$23,822	$8,990	$—	$32,812
Nonperforming	597	—	583	—	—	1,180
Total Short Term 1-4 Unit — Purchase	$597	$—	$24,405	$8,990	$—	$33,992

Short Term 1-4 Unit — Refinance
Payment performance
Performing	$4,549	$—	$—	$165	$—	$4,714
Nonperforming	794	—	1,521	8,129	786	11,230
Total Short Term 1-4 Unit — Refinance	$5,343	$—	$1,521	$8,294	$786	$15,944

Total Portfolio	$649,894	$640,387	$95,414	$173,895	$201,837	$1,761,427

Gross charge-offs — quarter-ended September 30, 2026	$110	$123	$—	$76	$17	$326

Gross charge-offs — year-to-date September 30, 2026	$1,125	$537	$—	$186	$538	$2,386

	Term Loans Amortized Cost Basis by Origination Year
December 31, 2025	2022	2021	2020	2019	Prior	Total
	(In thousands)
Commercial — Purchase
Payment performance
Performing	$195,654	$183,471	$22,409	$26,427	$31,345	$459,306
Nonperforming	9,992	12,081	2,981	3,819	1,556	30,429
Total Commercial — Purchase	$205,646	$195,552	$25,390	$30,246	$32,901	$489,735

Commercial — Refinance
Payment performance
Performing	$184,326	$152,510	$32,023	$64,788	$101,230	$534,877
Nonperforming	18,536	14,907	4,308	14,815	21,832	74,398
Total Commercial — Refinance	$202,862	$167,417	$36,331	$79,603	$123,062	$609,275

Residential 1-4 Unit — Purchase
Payment performance
Performing	$144,277	$142,870	$4,718	$13,852	$19,118	$324,835
Nonperforming	10,318	10,958	1,390	788	3,929	27,383
Total Residential 1-4 Unit — Purchase	$154,595	$153,828	$6,108	$14,640	$23,047	$352,218

Residential 1-4 Unit — Refinance
Payment performance
Performing	$182,214	$165,344	$13,247	$38,741	$42,681	$442,227
Nonperforming	27,281	34,311	3,178	11,342	14,554	90,666
Total Residential 1-4 Unit — Refinance	$209,495	$199,655	$16,425	$50,083	$57,235	$532,893

Short Term 1-4 Unit — Purchase
Payment performance
Performing	$—	$—	$21,904	$7,694	$—	$29,598
Nonperforming	597	—	583	—	—	1,180
Total Short Term 1-4 Unit — Purchase	$597	$—	$22,487	$7,694	$—	$30,778

Short Term 1-4 Unit — Refinance
Payment performance
Performing	$4,548	$—	$—	$—	$—	$4,548
Nonperforming	916	—	1,844	8,230	2,346	13,336
Total Short Term 1-4 Unit — Refinance	$5,464	$—	$1,844	$8,230	$2,346	$17,884

Total Portfolio	$778,659	$716,452	$108,585	$190,496	$238,591	$2,032,783

Gross charge-offs — quarter-ended December 31, 2025	$1,321	$422	$—	$—	$276	$2,019

Gross charge-offs — year-ended December 31, 2025	$4,120	$751	$45	$75	$467	$5,458

Nonaccrual Loans - Loans Held for Investment at Fair Value

The following tables present the aggregate fair value of loans held for investment at fair value that are 90 days or more past due and/or in nonaccrual status, and the difference between the aggregate fair value and the aggregate unpaid principal balance as of September 30, 2026 and December 31, 2025 by loan segments:

	Fair Value			Unpaid Principal Balance			Difference
	Current-89 Days	90+ Days Past Due		Current-89 Days	90+ Days Past Due		90+ Days Past Due
September 30, 2026	Past Due	or Nonaccrual	Total	Past Due	or Nonaccrual	Total	or Nonaccrual
	(In thousands)
Commercial — Purchase	$1,232,858	$31,166	$1,264,024	$1,154,659	$35,205	$1,189,864	$(4,039)
Commercial — Refinance	1,895,205	167,527	2,062,732	1,770,644	176,370	1,947,014	(8,843)
Residential 1-4 Unit — Purchase	512,056	48,245	560,301	502,266	50,784	553,050	(2,539)
Residential 1-4 Unit — Refinance	1,623,413	260,302	1,883,715	1,578,460	274,158	1,852,618	(13,856)
Short Term 1-4 Unit — Purchase	32,745	14,660	47,405	32,927	16,020	48,947	(1,360)
Short Term 1-4 Unit — Refinance	62,371	27,430	89,801	62,138	29,466	91,604	(2,036)
Ending balance	$5,358,648	$549,330	$5,907,978	$5,101,094	$582,003	$5,683,097	$(32,673)

	Fair Value			Unpaid Principal Balance			Difference
	Current-89 Days	90+ Days Past Due		Current-89 Days	90+ Days Past Due		90+ Days Past Due
December 31, 2025	Past Due	or Nonaccrual	Total	Past Due	or Nonaccrual	Total	or Nonaccrual
	(In thousands)
Commercial — Purchase	$917,607	$34,903	$952,510	$841,434	$41,485	$882,919	$(6,582)
Commercial — Refinance	1,449,157	60,074	1,509,231	1,325,078	70,790	1,395,868	(10,716)
Residential 1-4 Unit — Purchase	509,464	31,108	540,572	486,499	36,781	523,280	(5,673)
Residential 1-4 Unit — Refinance	1,431,311	121,826	1,553,137	1,356,593	143,147	1,499,740	(21,321)
Short Term 1-4 Unit — Purchase	64,004	11,206	75,210	63,552	13,009	76,561	(1,803)
Short Term 1-4 Unit — Refinance	86,446	12,763	99,209	84,488	14,968	99,456	(2,205)
Ending balance	$4,457,989	$271,880	$4,729,869	$4,157,644	$320,180	$4,477,824	$(48,300)

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

The following table presents the Company's retained securities, measured at fair value on a recurring basis, by fair value hierarchy level as of September 30, 2026:

September 30, 2026	Level 1	Level 2	Level 3
	(In thousands)
Retained securities, at fair value	$—	$—	$29,322

The Company has elected the fair value option for its retained securities in the 2026-MC2 securitization trust. The following table presents the amounts of net loss included in earnings attributable to changes in fair value of this instrument for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	(In thousands)
Net loss on retained securities, at fair value, included in earnings	$(602)	$(602)
Ending balance	$(602)	$(602)

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

The Company's maximum exposure to loss as a result of its continuing involvement with, and variable interest in, the VCC 2026-MC2 Trust is limited to the carrying value of its retained securities at fair value of $29.3 million as of September 30, 2026. The Company, as Special Servicer, is not obligated to make servicing advances with respect to the underlying loans, and, other than customary representations, warranties, and indemnification obligations which the Company does not believe are material, has not retained any other recourse, guarantee, or indemnification obligations related to the transferred assets.

Note 8 — Receivables Due From Servicers

The following tables summarize receivables due from servicers as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Securitized Debt	Warehouse and Repurchase Facilities and Other	Total
	(In thousands)
Loan principal payments due from servicers	$72,910	$326	$73,236
Other loan servicing receivables	19,248	2,313	21,561
Loan servicing receivables	92,158	2,639	94,797
Corporate and escrow advances receivable	40,075	1,810	41,885
Total receivables due from servicers	$132,233	$4,449	$136,682

	December 31, 2025
	Securitized Debt	Warehouse and Repurchase Facilities and Other	Total
	(In thousands)
Loan principal payments due from servicers	$75,922	$4,221	$80,143
Other loan servicing receivables	28,972	2,822	31,794
Loan servicing receivables	104,894	7,043	111,937
Corporate and escrow advances receivable	38,027	938	38,965
Total receivables due from servicers	$142,921	$7,981	$150,902

Note 9 — Real Estate Owned, Net

As of September 30, 2026, the carrying value of real estate owned was $154.6 million, of which $140.5 million was pledged as collateral for the Company's securitized debt and $3.5 million was pledged as collateral under a warehouse repurchase agreement. As of December 31, 2025, the carrying value of real estate owned was $118.3 million, of which $114.5 million was pledged as collateral for the Company's securitized debt.

Note 10 — Mortgage Servicing Rights

Mortgage loans sold with servicing retained are not included in the Consolidated Balance Sheets. The Company has elected to record its mortgage servicing rights using the fair value measurement method. Fair value adjustments recorded at the end of the current period reflect valuation changes from the prior period-end.

The following table presents the Company's mortgage servicing rights, unpaid principal balance of loans serviced for GNMA by Century and BPC MC Trust, a related party (see Note 18 — Related Party Transactions), and significant assumptions used in determining the fair value of servicing rights as of September 30, 2026 and December 31, 2025:

	Mortgage Servicing Rights	UPB Serviced	Weighted Average Discount Rate	Weighted Average Conditional Prepayment Rate
	($ in thousands)
September 30, 2026
GNMA loans	$16,313	$991,357	8.1%	6.3%
BPC MC Trust loans	95	101,806	15.0	40.5
Total	$16,408	$1,093,163	8.7	9.5
December 31, 2025
GNMA loans	$12,748	$820,070	8.0	5.6
BPC MC Trust loans	215	128,047	15.0	36.5
Total	$12,963	$948,117	8.9	9.7

The following table presents the Company's mortgage servicing rights activity for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Balance at the beginning of period	$14,307	$12,940	$12,963	$13,712
Additions	1,064	—	1,619	451
Fair value adjustments	1,037	(343)	1,826	(1,566)
Balance at the end of period	$16,408	$12,597	$16,408	$12,597

Note 11 — Goodwill

The following table presents the activity for goodwill as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(In thousands)
Balance at the beginning of period	$6,775	$6,775
Balance at the end of period	$6,775	$6,775

Note 12 — Note Receivable, at Fair Value

On July 6, 2026, VCC entered into a letter loan agreement and promissory note with a privately held third party, under which the Company may advance up to $15.0 million on a revolving basis. The note bears interest at 12.0% per annum, which is paid-in-kind and capitalized to principal monthly. The note matures on the earlier of January 6, 2027 or the occurrence of a specified transaction, and is secured by a pledge of the equity interests of a subsidiary of the borrower.

As of September 30, 2026, advances under the facility totaled $15.0 million, and the unpaid principal balance of the note, including capitalized interest, and its fair value were each $15.3 million. For the three and nine months ended September 30, 2026, the Company recognized interest income of $0.3 million on the note and did not recognize any gain or loss from changes in its fair value. The note is included at fair value in “Note receivable, at fair value” in the Consolidated Balance Sheets.

Note 13 — Securitized Debt at Amortized Cost and Securitized Debt at Fair Value

As of September 30, 2026, the Company is the sole beneficial interest holder of 40 Trusts, which are variable interest entities included in the consolidated financial statements. The securitization transactions are accounted for as secured borrowings under U.S. GAAP. The securities are subject to redemption by the Company when the stated principal balance is less than a certain percentage, ranging from 10% to 30% of the original stated principal balance of loans at issuance. As a result, the actual maturity dates of the securities issued could be earlier than their respective stated maturity dates, ranging from March 2030 through August 2056.

The following tables summarize securitized debt at amortized cost and securitized debt at fair value as of September 30, 2026 and December 31, 2025:

Securitized Debt, at Amortized Cost	September 30, 2026	December 31, 2025
	(In thousands)
Unpaid principal balance	$1,501,704	$1,734,350
Deferred issuance costs and discounts	(24,893)	(28,761)
Total securitized debt, at amortized cost	$1,476,811	$1,705,589

Securitized Debt, at Fair Value	September 30, 2026	December 31, 2025
	(In thousands)
Unpaid principal balance	$4,830,033	$4,229,767
Adjustment at issuance to recognize fair value (1)	(28,272)	(28,022)
Fair value at issuance	4,801,761	4,201,745
Valuation adjustment subsequent to issuance (2)	(80,935)	36,875
Fair value adjustment related to refinance of securitization trust	—	(1,883)
Total securitized debt at fair value	$4,720,826	$4,236,737
(1)
Balance sheet adjustment to recognize fair value at issuance. This valuation adjustment is not recognized in net income.
(2)
Valuation adjustment recognized in net income. No valuation change is due to instrument specific credit risk as the Company’s (issuer) credit risk has not changed.

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of securitized debt at fair value as of September 30, 2026 and December 31, 2025:

	Fair Value	Unpaid Principal Balance	Difference
	(In thousands)
September 30, 2026	$4,720,826	$4,830,033	$(109,207)
December 31, 2025	4,236,737	4,229,767	6,970

The following table presents the effective interest rate of securitized debt at amortized cost and securitized debt at fair value for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	($ in thousands)
Interest expense	$279,616	$220,788
Average outstanding unpaid principal balance	6,211,550	4,829,808
Effective interest rate (1)	6.00%	6.10%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance, which includes average rates of 5.92% and 5.96%, and debt issuance cost amortization of 0.08% and 0.14% for the nine months ended September 30, 2026 and 2025, respectively.

Note 14 — Other Debt

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

(a)
Secured Financing, Net (Corporate Debt)

On March 15, 2022, the Company entered into a five-year, $215.0 million syndicated corporate debt agreement (the “2022 Term Loan”). The 2022 Term Loan bore interest at a fixed rate of 7.125% and was to mature on March 15, 2027. Interest on the 2022 Term Loan was paid every six months. As of December 31, 2025, the balance of the 2022 Term Loan was $215.0 million. The 2022 Term Loan was paid off on January 30, 2026 with proceeds from the issuance and sale of $500.0 million 2026 Term Notes.

On February 5, 2024, the Company entered into a five-year, $75.0 million syndicated corporate debt agreement (the “2024 Term Loan”). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months. As of September 30, 2026 and December 31, 2025, the balance of the 2024 Term Loan was $75.0 million.

The total balance of the 2022 Term Loan and the 2024 Term Loan in the Consolidated Balance Sheets is net of debt issuance costs and discount of $1.4 million and $3.3 million as of September 30, 2026 and December 31, 2025, respectively. The secured financing is secured by substantially all assets of the Company not otherwise pledged under a securitized debt or warehouse facility and contains certain reporting and financial covenants. Should the Company fail to adhere to those covenants, the lenders have the right to demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of September 30, 2026, the Company was in compliance with all covenants.

(b)
Unsecured Senior Notes, Net (Corporate Debt)

On January 30, 2026, Velocity Commercial Capital, LLC (“VCC”) completed the issuance and sale of $500.0 million aggregate principal amount of 9.375% Unsecured Senior Notes due 2031 (the “2026 Term Notes”). The 2026 Term Notes were sold at an offering price equal to 100% of the principal thereof and bear interest at a rate of 9.375% per annum. Interest on the 2026 Term Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2026 and will mature on February 15, 2031. The 2026 Term Notes are guaranteed by the Company on a senior unsecured basis, with no conditions to the guarantee and no additional risks on a consolidated basis as VCC is the Company's primary operating company. After deducting fees and expenses, the net proceeds from the issuance and sale of the 2026 Term Notes were approximately $484.9 million. The 2026 Term Notes were sold in an offering exempt from the registration requirements of the Securities Act of 1933. The balance of the 2026 Term Notes in the Consolidated Balance Sheets is net of debt issuance costs of $13.1 million as of September 30, 2026.

(c) Warehouse Repurchase and Revolving Loan Facilities, Net

On January 4, 2011, Century entered into a Master Participation and Facility Agreement with a bank (the “September 2022 Term Repurchase Agreement” or the “Facility Agreement”). The Facility Agreement has an extended maturity date of July 31, 2027, and is a short-term borrowing facility, collateralized by performing loans, with a temporary maximum capacity of $100.0 million through December 31, 2026, and bears interest at one-month SOFR plus 1.60% with a 0.25% floor.

On March 19, 2025, the Company entered into a Repurchase Agreement (the “2025 Repurchase Agreement”) with a warehouse lender. The 2025 Repurchase Agreement is a modified mark-to-market agreement and has a current maturity date of September 30, 2027, and is a short-term borrowing facility, collateralized by a pool of performing loans, with a maximum capacity of $400.0 million, and bears interest at SOFR plus 2.65%. All borrower payments on loans financed under the warehouse repurchase facility are first used to pay interest on the facility.

On January 29, 2021, the Company entered into a non-mark-to-market Repurchase Agreement (the “2021 Repurchase Agreement”) with a warehouse lender. The 2021 Repurchase Agreement has a current extended maturity date of June 20, 2027, and is a short-term borrowing facility, collateralized by a pool of loans. On July 25, 2024, the Company entered into a mark-to-market Repurchase Agreement (the “2024 Repurchase Agreement”) with the same warehouse lender. The 2024 Repurchase Agreement also has an extended maturity date of June 20, 2027, and is a short-term borrowing facility, collateralized by a pool of loans. The maximum capacity under both agreements is $200.0 million individually and in the aggregate. The 2024 Repurchase Agreement includes a $125.0 million sublimit for nonperforming loans. Borrowings under these two facilities bear interest at SOFR plus 2.650% during the availability period and 3.650% during the amortization period. All borrower payments on loans financed under the warehouse repurchase facilities are first used to pay interest on the facilities.

On April 16, 2021, the Company entered into a non-mark-to-market Term Repurchase Agreement (the “2021 Term Repurchase Agreement”) with a warehouse lender. The 2021 Term Repurchase Agreement has a maturity date of April 14, 2028, with an extended borrowing period through April 14, 2027. During the borrowing period, the Company can take loan advances from time to time, subject to availability. Each loan advance bears interest at SOFR plus 2.95%. The maximum capacity under this facility is $100.0 million.

On December 27, 2023, the Company entered into a loan facility agreement (the “2023 Repurchase Agreement”) with a bank. The 2023 Repurchase Agreement has a maturity date of December 27, 2026. During the borrowing period, the Company can take loan advances from time to time subject to availability. Each loan advance bears interest at SOFR plus 3.00%. The maximum loan amount under this facility is $125.0 million.

On November 7, 2024, the Company entered into a non-mark-to-market secured revolving loan facility agreement (the “2024 Bank Credit Agreement”) with a bank. The 2024 Bank Credit Agreement has a current maturity date of May 7, 2027. Each loan advance bears interest at SOFR plus 3.50%, with a floor of 2.00%. The maximum loan amount under this facility is $50.0 million.

Certain loans are pledged as collateral under the warehouse repurchase facilities and the revolving loan facility, which contain covenants. Should the Company fail to adhere to those covenants or otherwise default under the facilities, the lenders have the right to terminate the facilities and demand immediate repayment that may require the Company to sell the collateral at less than the carrying amounts. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants.

The following table summarizes the maximum borrowing capacity, current gross balances outstanding, and effective interest rates of the Company’s warehouse facilities and loan agreements as of September 30, 2026 and December 31, 2025:

			September 30, 2026			December 31, 2025
	Contract Date	Current Maturity Date	Period End Balance (1)	Maximum Borrowing Capacity	Effective Interest Rate	Period End Balance (1)	Maximum Borrowing Capacity	Effective Interest Rate
			($ in thousands)
The September 2022 term repurchase agreement	01/04/11	07/31/27	$24,729	$100,000	5.4%	$—	$60,000	6.0%
The 2025 repurchase agreement	03/19/25	09/30/27	201,284	400,000	7.4	132,100	400,000	7.6
The 2021/2024 repurchase agreements	01/29/21 07/25/24	06/20/27	135,896	200,000	8.0	105,712	200,000	7.9
The 2021 term repurchase agreement	04/16/21	04/14/28	17,535	100,000	7.5	18,132	100,000	7.7
The 2023 repurchase agreement	12/27/23	12/27/26	120,900	125,000	8.8	24,400	125,000	8.8
The 2024 bank credit agreement	11/07/24	05/07/27	49,260	50,000	8.1	30,095	50,000	8.7
Total			$549,604	$975,000		$310,439	$935,000
(1)
Warehouse repurchase facilities amounts on the Consolidated Balance Sheets are net of debt issuance costs, amounting to $1.4 million and $1.9 million as of September 30, 2026 and December 31, 2025, respectively.

The following table provides an overview of the activity and effective interest rates of the Company’s warehouse facilities and loan agreements for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Average outstanding balance	$307,649	$404,509	$228,477	$417,247
Highest outstanding balance at any month-end	549,604	570,059	549,604	571,834
Effective interest rate (1)	7.47%	8.18%	7.89%	8.00%
(1)
Effective interest rate represents annualized interest expense divided by average gross outstanding balance. The rate includes an average rate of 6.70% and 7.69%, and debt issuance cost amortization of 0.77% and 0.49%, for the three months ended September 30, 2026 and 2025, respectively, and includes an average rate of 6.83% and 7.54%, and debt issuance cost amortization of 1.06% and 0.46%, for the nine months ended September 30, 2026 and 2025, respectively.

The following table provides a summary of interest expense that includes interest, amortization of discount, and deal cost amortization of the Company’s warehouse facilities, securitizations and other financing for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Warehouse and repurchase facilities	$5,742	$8,277	$13,519	$25,037
Securitized debt	95,739	80,622	279,616	220,788
Interest expense — portfolio related	101,481	88,899	293,135	245,825
Interest expense — corporate — secured debt	2,004	6,144	10,689	18,429
Interest expense — corporate — unsecured debt	12,466	—	33,383	—
Interest expense — corporate debt	14,470	6,144	44,072	18,429
Total interest expense	$115,951	$95,043	$337,207	$264,254

Note 15 — Commitments and Contingencies

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

The Company regularly evaluates the adequacy of repurchase reserves based on trends in repurchase, actual loss experience, estimated future loss exposure and other relevant factors including economic conditions. As of September 30, 2026 and December 31, 2025, the balance of repurchase liability was $144 thousand, and is included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets.

(b)
Legal Proceedings

The Company is a party to various legal proceedings in the normal course of business. The Company, after consultation with legal counsel, believes the disposition of all pending litigation will not have a material effect on the Company’s consolidated financial condition or results of operations as of September 30, 2026.

(c)
Employee Retention Credit

Under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law on March 27, 2020 and the subsequent extension of the CARES Act, the Company, with the guidance from a third-party specialist, determined it was eligible for a refundable employee retention credit (“ERC”) subject to certain criteria.

The Company applied for ERC for the first three quarters’ wages paid in calendar year 2021. During the second quarter of 2023, the Company received approximately $4.2 million of ERC. Due to the subjectivity of the credit, the Company elected to account for the ERC as a gain analogizing to ASC 450-30, Gain Contingencies. Accordingly, the $4.2 million ERC, net of the third-party specialist fees of $0.6 million, was deferred until the uncertainty surrounding them is resolved. As of March 31, 2026, the IRS statute of limitations for the ERC refunds received related to the first and second quarters of 2021 have expired, as such, the Company recognized $2.4 million of ERC as other income during the quarter ended March 31, 2026. The Company continues to defer the third quarter 2021 net ERC refund of $1.3 million until the special six-year IRS statute of limitations expires in 2028. The deferred net ERC refunds of $1.3 million and $3.6 million are included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.

(d)
Commitments

Century originated a $25.9 million government-backed construction loan in September 2025. The funded advances (draws) on the construction loan were sold after funding. The unfunded portion of the construction loan totaled $8.6 million and $22.0 million as of September 30, 2026 and December 31, 2025, respectively.

Note 16 — Stock-Based Compensation

The Company’s Amended and Restated 2020 Omnibus Incentive Plan, or the “2020 Plan,” authorizes grants of stock‑based compensation instruments including but not limited to non-qualified stock options, restricted stock awards (“RSAs”) and performance stock unit awards (“PSUs”) to certain employees and non-employee directors of the Company, to purchase or issue up to 4,520,000 shares of the Company's common stock.

Expenses related to the stock-based compensation instruments and Employee Stock Purchase Plan (“ESPP”) are included in “Compensation and employee benefits” and “Other operating expenses” on the Consolidated Statements of Income.

Below are summaries of the recognized and unrecognized stock-based compensation expense by instrument for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Recognized compensation expense:
Options	$16	$71	$48	$331
RSAs	1,228	1,001	3,661	2,509
PSUs	1,279	959	4,029	2,814
ESPP	162	123	721	499
Total recognized compensation expense	$2,685	$2,154	$8,459	$6,153

September 30, 2026
(In thousands)
Unrecognized compensation expense:
Options	$60
RSAs	7,468
PSUs	4,886
ESPP	135
Total unrecognized compensation expense	$12,549
Weighted average period expected to be recognized (in years)
Options	1.2
RSAs	2.0

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

The table below summarizes stock option activity for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	($ in thousands, except per share amounts)
Number of shares:
Options outstanding at beginning of period	786,722	1,065,772
Granted	—	4,740
Exercised	(20,000)	—
Modified	—	(283,790)
Options outstanding at end of period	766,722	786,722
Options exercisable at end of period	752,189	759,115
Options expected to vest (1)	14,533	27,607
Weighted average exercise price per share:
Options outstanding at beginning of period	$13.12	$14.46
Granted	—	17.50
Exercised	13.00	—
Modified	—	18.23
Options outstanding at end of period	$13.12	$13.12
Options exercisable at end of period	13.02	12.94
Options expected to vest (1)	18.62	18.11
Aggregate intrinsic value (2):
Options outstanding at end of period	$1,572	$4,041
Options exercisable at end of period	1,572	4,025
Options expected to vest (1)	—	16
Weighted average remaining contractual life (in years):
Options outstanding at end of period	3.5	4.5
Options exercisable at end of period	3.5	4.4
Options expected to vest (1)	8.1	9.0
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

The table below summarizes RSA activity for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026			2025
	Employee	Non-Employee Director	Total	Employee	Non-Employee Director	Total
Number of shares:
Unvested at beginning of period	494,478	38,461	532,939	355,505	47,430	402,935
Granted	271,271	16,239	287,510	329,495	17,292	346,787
Vested	(250,167)	(21,620)	(271,787)	(190,522)	(26,261)	(216,783)
Unvested at end of period	515,582	33,080	548,662	494,478	38,461	532,939

Weighted average grant date fair value per share:
Unvested at beginning of period	$16.95	$14.83	$16.79	$13.52	$12.03	$13.35
Granted	19.02	17.55	18.94	18.78	16.48	18.66
Vested	15.87	13.18	15.66	13.73	10.85	13.38
Unvested at end of period	$18.56	$17.24	$18.48	$16.95	$14.83	$16.79

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

The table below summarizes PSU activity for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
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

Treasury Stock

Treasury stock represents shares purchased from the open market and shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting or exercise of stock-based awards. Shares withheld were 19,370 and 9,600, at an average price of $18.60 and $18.74 per share for the three months ended September 30, 2026 and 2025, respectively. There were no treasury shares acquired from the open market by the employee stock purchase plan for the three months ended September 30, 2026.

Note 17 — Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Velocity Financial, Inc. by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock and resulted in the issuance of common stock that shared in earnings. Diluted earnings per share is calculated using the treasury stock method.

During the third quarter of 2026, the Company identified an error in the application of the two-class method to basic earnings per share in prior periods. The Company determined that unvested restricted stock awards are not participating securities because the rights to dividends on those awards are forfeitable, and that the two-class method therefore should not have been applied in calculating basic earnings per share. The Company evaluated the error in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, considering both quantitative and qualitative factors, and concluded that the error was not material, individually or in the aggregate, to any previously issued financial statements. Basic earnings per share for the three and nine months ended September 30, 2025 were corrected to $0.67 and $1.93, respectively, from $0.66 and $1.91 as previously reported. The corrections had no effect on net income, diluted earnings per share, or any other amounts in the consolidated financial statements.

The following table presents the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Basic EPS:
Net income attributable to Velocity Financial, Inc.	$26,418	$25,373	$73,944	$70,257
Weighted average common shares outstanding	38,805	38,073	38,721	36,335
Basic earnings per common share	$0.68	$0.67	$1.91	$1.93
Diluted EPS:
Net income attributable to Velocity Financial, Inc.	$26,418	$25,373	$73,944	$70,257
Weighted average common shares outstanding	38,805	38,073	38,721	36,335
Add dilutive effects for warrants	—	—	—	811
Add dilutive effects for stock options	193	221	216	219
Add dilutive effects of unvested restricted stock awards	87	138	100	120
Add dilutive effects of unvested performance-based stock units	362	368	296	331
Add dilutive effects of employee stock purchase plan	12	—	7	1
Weighted average diluted common shares outstanding	39,459	38,800	39,340	37,817
Diluted earnings per common share	$0.67	$0.65	$1.88	$1.86

The following table sets forth the weighted average number of shares excluded from the computation of diluted earnings per share, as their inclusion would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Stock options	34	318	34	314
Unvested restricted stock awards	80	—	96	66
Share equivalents excluded from EPS	114	318	130	380

Note 18 — Related Party Transactions

In the ordinary course of business, the Company sells held for sale loans and issues securitized debt to various financial institutions and investors through a market bidding process. As a result of this process, the Company may sell held for sale loans and/or issue securitized debt to an affiliate.

On December 29, 2025, the Company entered into a Master Flow Mortgage Loan Purchase Agreement (“MLPA”) with BPC MC Trust (a Beach Point Capital Management affiliate) to sell $128.9 million of nonperforming loans. Beach Point Capital Management is a related party of the Company as it beneficially owns more than 10% of our outstanding common stock. The sale was servicing retained whereby the Company sold whole loans, but retained the servicing rights to the loans. The MLPA contained standard loan level and corporate representations and warranties from the Company as the seller under the agreement. The Company entered into a Servicing Agreement to service and special service the loans for a fee. In addition to the servicing fee, the Company is entitled to a disposition fee of the unpaid principal balance of all loans that are paid off or resolved through an REO sale. This fee is not due on loans that are paid current. The Company also entered into a Servicing Fee Incentive Side Letter with the BPC MC Trust that provides further incentives to the Company based on meeting certain future Internal Rate of Return (“IRR”) hurdles.

The Company recognized a $19.3 million gain from the sale of nonperforming loans to BPC MC Trust on December 29, 2025. The Company also recognized mortgage servicing rights of $0.2 million as of December 31, 2025. The mortgage servicing right is approximately $0.1 million as of September 30, 2026, which is included in “Mortgage servicing rights, at fair value” on the Consolidated Balance Sheets. See Note 10 — Mortgage Servicing Rights.

The following table presents the related party transactions completed during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026		2025
	(In thousands)
Securitized debt issued to related parties	$189,309	$6,650	$198,059	(1)	$93,980
(1)
The 2026-1 Loan Trust included $6.75 million of securitized debt issued to related parties. The 2026-1 Loan Trust was a broadly marketed securitization through the Company’s normal securitization process.

Note 19 — Derivative Instruments

In September 2023, the Company began utilizing derivative instruments designated as cash flow hedges to manage the exposure to interest rate volatility related to its forecasted issuances of fixed-rate debt through its securitization process. The derivative instruments include forward starting interest rate swaps or interest rate payer and receiver swaptions. The Company’s risk management objective is to hedge the risk of variability in its interest payment cash flows attributable to changes in the benchmark SOFR between the time the fixed rate mortgages are originated and the fixed rate debt is issued. As of September 30, 2026, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years.

The gains or losses on derivative instruments that are designated and qualify as cash flow hedges are reported as a component of AOCI. Beginning in the period in which the forecasted debt is issued and the related derivative instruments are terminated, the accumulated gains or losses associated with the terminated derivatives are then reclassified into interest expense as a yield adjustment over the term of the related debt. For the quarters ended September 30, 2026 and 2025, $179 thousand and $192 thousand, respectively, of after-tax net losses on terminated derivative instruments were reclassified from AOCI to interest expense. For the nine months ended September 30, 2026 and 2025, $581 thousand and $459 thousand of after-tax net losses on terminated derivative instruments were reclassified from AOCI to interest expense. As of September 30, 2026 and 2025, the Company had $0.8 million of after-tax net unrealized gain and $2.9 million of after-tax net unrealized loss, respectively, associated with cash flow hedging instruments recorded in AOCI. As of September 30, 2026, the Company expects to reclassify an estimated $0.7 million of after-tax net unrealized loss on derivative instruments designated as cash flow hedges from AOCI into earnings over the next 12 months.

The following tables present the fair value of the Company’s derivative financial instruments on a gross basis, as well as its classification on the Company’s Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025:

		September 30, 2026
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Fair Value (1)
Cash flow hedges:		(In thousands)
Interest rate payer and receiver swaptions	Derivative asset	$408,000	$3,784

		December 31, 2025
Derivatives designated as hedging instruments:	Balance Sheet Location	Notional Amount	Fair Value (1)
Cash flow hedges:		(In thousands)
Interest rate payer and receiver swaptions	Derivative asset	$215,000	$66
(1)
Fair value reported is exclusive of collateral held and pledged, related to derivative exposure between the Company and its derivative counterparty. As of September 30, 2026, the Company held $2.9 million of margin collateral from its derivative counterparty, which was included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets. As of December 31, 2025, $0.1 million was pledged to its derivative counterparty, which was included in “Other receivables” on the Consolidated Balance Sheets.

The counterparty to the financial derivatives that the Company enters into is a major institution. The Company is exposed to credit-related losses in the event of non-performance by the counterparty. This credit risk is generally limited to the unrealized gains in such contracts, less collateral held, should the counterparty fail to perform as contracted.

Note 20 — Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the components of accumulated other comprehensive income (loss) balances for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Beginning balance	$(2,267)	$(3,207)	$(2,602)	$(805)
Net unrealized gain (loss) on cash flow hedges arising during the period, net of tax	2,840	98	2,773	(2,571)
Reclassification adjustments included in net income	179	192	581	459
Ending balance	$752	$(2,917)	$752	$(2,917)

The following tables present the components of other comprehensive income (loss) and the related tax effect for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026			2025
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
	(In thousands)
Cash flow hedges:
Interest rate swaps/swaptions:
Net unrealized gain arising during the period	$3,999	$(1,159)	$2,840	$140	$(42)	$98
Reclassification adjustments included in net income	251	(72)	179	269	(77)	192
Other comprehensive income	$4,250	$(1,231)	$3,019	$409	$(119)	$290

	Nine Months Ended September 30,
	2026			2025
	Before-Tax	Tax Effect	Net-of-Tax	Before-Tax	Tax Effect	Net-of-Tax
	(In thousands)
Cash flow hedges:
Interest rate swaps/swaptions:
Net unrealized gain (loss) arising during the period	$4,144	$(1,371)	$2,773	$(3,613)	$1,042	$(2,571)
Reclassification adjustments included in net income	816	(235)	581	645	(186)	459
Other comprehensive income (loss)	$4,960	$(1,606)	$3,354	$(2,968)	$856	$(2,112)

Note 21 — Fair Value Measurements

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

Cash, Cash Equivalents, and Restricted Cash

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

Note Receivable, at Fair Value

The Company estimates the fair value of the note receivable using a discounted cash flow model, which is a Level 3 measurement. Significant unobservable inputs include the discount rate. Because of the short remaining term of the note, its fair value approximates its unpaid principal balance, including capitalized interest.

Secured and Unsecured Financing, Net (“Corporate Debt”)

The Company determined the fair value estimates of the secured and unsecured financing using the estimated cash flows discounted at an appropriate market rate, a Level 3 measurement.

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

The Company does not have any off-balance sheet financial instruments other than the unfunded commitments disclosed in Note 15 — Commitments and Contingencies.

Receivables Due From Servicers

The carrying amounts of receivables due from servicers approximate fair value due to the short-term nature of these instruments, a Level 1 measurement.

Fair Value Disclosures

The following tables present information on assets and liabilities measured and recorded at fair value as of September 30, 2026 and December 31, 2025, by level, in the fair value hierarchy:

	Fair Value Measurements Using			Total at
September 30, 2026	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$7,780	$7,780
Real estate owned, net	—	—	154,574	154,574
Total nonrecurring fair value measurements	—	—	162,354	162,354
Recurring fair value measurements:
Loans held for sale, at fair value	—	26,278	—	26,278
Loans held for investment, at fair value	—	—	5,907,978	5,907,978
Retained securities, at fair value	—	—	29,322	29,322
Mortgage servicing rights	—	—	16,408	16,408
Derivative assets	—	3,784	—	3,784
Note receivable, at fair value	—	—	15,320	15,320
Total recurring fair value measurements	—	30,062	5,969,028	5,999,090
Total assets	$—	$30,062	$6,131,382	$6,161,444

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$4,720,826	$—	$4,720,826
Total recurring fair value measurements	—	4,720,826	—	4,720,826
Total liabilities	$—	$4,720,826	$—	$4,720,826

	Fair Value Measurements Using			Total at
December 31, 2025	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Nonrecurring fair value measurements:
Individually evaluated loans requiring specific allowance, net	$—	$—	$10,830	$10,830
Real estate owned, net	—	—	118,289	118,289
Total nonrecurring fair value measurements	—	—	129,119	129,119
Recurring fair value measurements:
Loans held for investment, at fair value	—	—	4,729,869	4,729,869
Mortgage servicing rights	—	—	12,963	12,963
Derivative assets	—	66	—	66
Total recurring fair value measurements	—	66	4,742,832	4,742,898
Total assets	$—	$66	$4,871,951	$4,872,017

Liabilities:
Recurring fair value measurements:
Securitized debt, at fair value	$—	$4,236,737	$—	$4,236,737
Total recurring fair value measurements	—	4,236,737	—	4,236,737
Total liabilities	$—	$4,236,737	$—	$4,236,737

The following table presents gains and losses recognized on assets measured on a nonrecurring basis for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) on Assets Measured on a Nonrecurring Basis	2026	2025	2026	2025
	(In thousands)
Real estate owned, net	$(8,693)	$(6,307)	$(15,545)	$(10,530)
Individually evaluated loans requiring specific allowance, net	84	(566)	14	(1,007)
Total net loss	$(8,609)	$(6,873)	$(15,531)	$(11,537)

The following tables present the primary valuation techniques and unobservable inputs related to Level 3 assets that are recorded on a recurring and nonrecurring basis as of September 30, 2026 and December 31, 2025:

	September 30, 2026
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Input	Range	Weighted Average (1)
	($ in thousands)
Nonrecurring:
Individually evaluated loans requiring specific allowance, net	$7,780	Market comparables	Selling costs	8.0%	8.0%
Real estate owned, net	154,574	Market comparables	Selling costs	8.0%	8.0%

Recurring:
Loans held for investment, at fair value	$5,907,978	Discounted cash flow	Discount rate	8.4%	8.4%
			Prepayment rate	0.0% to 65.0%	10.1%
			Default rate	0.6% to 6.3%	1.4%
			Loss severity rate	2.4% to 21.9%	11.0%
Retained securities, at fair value	29,322	Discounted cash flow	Discount rate	12.0%	12.0%
			Monthly liquidation rate	0.5% to 2.6%	1.2%
Mortgage servicing rights — GNMA loans	16,313	Discounted cash flow	Discount rate	8.0% to 12.0%	8.1%
			Prepayment rate	5.3% to 11.9%	6.3%
Mortgage servicing rights — BPC MC Trust loans	95	Discounted cash flow	Discount rate	15.0%	15.0%
			Prepayment rate	4.2% to 82.7%	40.5%
Note receivable, at fair value	15,320	Discounted cash flow	Discount rate	12.0%	12.0%

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

The following is a roll-forward of loans held for investment that are measured and recorded at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Beginning balance	$5,460,522	$3,826,505	$4,729,869	$2,766,951
Originations	756,349	713,017	1,979,814	2,033,018
Loans liquidated	(209,546)	(155,963)	(571,364)	(437,624)
REO transfer	(23,903)	(23,186)	(70,858)	(42,526)
Principal paydowns	(14,083)	(19,519)	(41,401)	(43,707)
Unrealized gain (loss) included in net income	(61,361)	30,463	(35,839)	95,205
Loans transferred to held for sale	—	—	(82,313)	—
Loans repurchased	—	—	70	—
Ending balance	$5,907,978	$4,371,317	$5,907,978	$4,371,317

The following is a roll-forward of loans held for sale that are measured and recorded at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026		2025	2026		2025
	(In thousands)
Beginning balance	$—		$—	$—		$—
Originations	154,905		2,071	243,389		47,879
Loans sold	(125,227)		—	(296,024)		(46,953)
Unrealized gain (loss) included in net income	(3,400)	(1)	519	(3,400)	(1)	519
Realized gain included in net income	—		—	—		1,145
Loans transferred from held for investment	—		—	82,313		—
Ending balance	$26,278		$2,590	$26,278		$2,590
(1)
Reflects discount from borrower rate-buy down.

The following is a roll-forward of securitized debt measured and recorded at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Beginning balance	$4,609,891	$3,232,769	$4,236,737	$2,207,408
Additions	515,938	666,237	1,428,104	2,022,738
Paydowns and payoffs	(317,627)	(160,105)	(828,088)	(512,511)
Total unrealized (gain) loss included in net income	(87,376)	9,988	(115,927)	31,254
Ending balance	$4,720,826	$3,748,889	$4,720,826	$3,748,889

The following is a roll-forward of retained securities measured and recorded at estimated fair value on a recurring basis for the periods indicated:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
	(In thousands)
Beginning balance	$29,924	$—
Initial recognition upon securitization	—	29,924
Change in fair value retained securities	(602)	(602)
Ending balance	$29,322	$29,322

The Company estimates the fair value of certain financial instruments on a quarterly basis. These instruments are recorded at fair value using a valuation allowance only if they are individually evaluated. As described above, these adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. As of September 30, 2026 and December 31, 2025, financial assets and liabilities measured at fair value include loans held for investment at fair value, loans held for sale at fair value, mortgage servicing rights, derivative instruments, securitized debt at fair value and retained securities at fair value. Financial assets measured at the lower of cost or estimated fair value include certain individually evaluated loans held for investment and REOs, which are measured using unobservable inputs, including appraisals and broker price opinions on the values of the underlying collateral. Individually evaluated loans requiring an allowance were carried at approximately $7.8 million and $10.8 million as of September 30, 2026 and December 31, 2025, respectively, net of specific allowance for credit losses of approximately $1.0 million, respectively.

A financial instrument is cash, evidence of an ownership interest in an entity, or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable terms. The methods and assumptions used in estimating the fair values of the Company’s financial instruments are described above.

The following tables present carrying amounts and estimated fair values of certain financial instruments as of the dates indicated:

	September 30, 2026
	Carrying				Estimated
Asset Category	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Cash	$86,754	$86,754	$—	$—	$86,754
Restricted cash	22,530	22,530	—	—	22,530
Loans held for sale, at fair value	26,278	—	26,278	—	26,278
Loans held for investment, at amortized cost	1,756,120	—	—	1,692,812	1,692,812
Loans held for investment, at fair value	5,907,978	—	—	5,907,978	5,907,978
Retained securities, at fair value	29,322	—	—	29,322	29,322
Accrued interest receivable	55,595	55,595	—	—	55,595
Mortgage servicing rights	16,408	—	—	16,408	16,408
Derivative assets	3,784	—	3,784	—	3,784
Note receivable, at fair value	15,320	—	—	15,320	15,320

Liabilities:
Secured financing, net	$73,579	$—	$—	$74,661	$74,661
Unsecured senior notes, net	486,918	—	—	493,034	493,034
Warehouse and repurchase facilities, net	548,157	—	548,157	—	548,157
Securitized debt, at amortized cost	1,476,811	—	1,326,708	—	1,326,708
Securitized debt, at fair value	4,720,826	—	4,720,826	—	4,720,826
Accrued interest payable	41,995	41,995	—	—	41,995

	December 31, 2025
	Carrying				Estimated
Asset Category	Value	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets:
Cash	$92,103	$92,103	$—	$—	$92,103
Restricted cash	157,134	157,134	—	—	157,134
Loans held for investment, at amortized cost	2,028,262	—	—	1,976,279	1,976,279
Loans held for investment, at fair value	4,729,869	—	—	4,729,869	4,729,869
Accrued interest receivable	49,678	49,678	—	—	49,678
Mortgage servicing rights	12,963	—	—	12,963	12,963
Derivative assets	66	—	66	—	66

Liabilities:
Secured financing, net	$286,679	$—	$—	$289,660	$289,660
Warehouse repurchase facilities, net	308,506	—	308,506	—	308,506
Securitized debt, at amortized cost	1,705,589	—	1,588,620	—	1,588,620
Securitized debt, at fair value	4,236,737	—	4,236,737	—	4,236,737
Accrued interest payable	37,111	37,111	—	—	37,111

Note 22 — Segment Information

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

Note 23 — Pending Acquisition

On August 26, 2026, Velocity Commercial Capital, LLC (“VCC”), a wholly owned subsidiary of the Company, entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Toorak Capital LLC (the “Seller”), pursuant to which VCC will purchase from the Seller all of the issued and outstanding equity interests of a Delaware limited liability company to be formed through a statutory division of Toorak Capital Partners LLC, MMTC Holdings LLC, and MMTC Portfolio Holdings, LLC (collectively, the “Purchased Companies”) (the “Toorak Acquisition”). Upon completion of the Toorak Acquisition, each of the Purchased Companies will become an indirect wholly owned subsidiary of the Company.

The consideration to be paid by VCC consists of a purchase price of approximately $62.0 million subject to certain adjustments as described in the Purchase Agreement. The completion of the Toorak Acquisition is subject to the satisfaction or waiver of customary closing conditions, including the receipt of certain required regulatory approvals, the completion of certain pre-closing transactions, and the completion, or substantially concurrent completion, of the acquisition by affiliates of TOBI III SPE I LLC, an affiliate of the Company, of certain loan assets and securitization equity interests of the Seller or its subsidiaries (the “Back Book Acquisition”). The Purchase Agreement contains certain termination rights, including if the Toorak Acquisition and related transactions have not been completed on or before the date that is 120 days following the date of the Purchase Agreement, subject to certain exceptions and extension rights.

In connection with the Purchase Agreement, VCC entered into a Master Transaction Agreement with Titan RR LLC, an affiliate of TOBI III SPE I LLC, pursuant to which, subject to the completion of the Toorak Acquisition and the Back Book Acquisition, VCC will receive certain fees related to loan administration matters.

The Toorak Acquisition is expected to close in the fourth quarter of 2026. The Company expects to account for the Toorak Acquisition as a business combination under ASC 805, Business Combinations. During the three and nine months ended September 30, 2026, the Company incurred $2.4 million and $7.2 million, respectively, of acquisition-related costs, which are included in professional fees in the consolidated statements of income.

Note 24 — Subsequent Events

On October 14, 2026, an indirect wholly owned subsidiary of the Company entered into a $200.0 million uncommitted Master Repurchase Agreement with a financial institution to finance eligible commercial mortgage loans. The facility matures on October 13, 2027, bears interest at Term SOFR plus a spread of 1.50% to 3.50%, and is guaranteed by the Company. As of the date of this filing, no amounts were outstanding under the facility.

The Company has evaluated events that have occurred subsequent to September 30, 2026 through the issuance of the accompanying consolidated financial statements and has concluded there are no other subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

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

Our primary source of revenue is interest income earned on our loan portfolio. Our typical loan is secured by a first lien on the underlying property with a personal guarantee, and based on all loans in our portfolio as of September 30, 2026, has an average balance of approximately $383 thousand. As of September 30, 2026, our loan portfolio totaled $7.5 billion of UPB on properties in 48 states and the District of Columbia. The total portfolio had a weighted average loan-to-value ratio, or LTV at origination, of 64.5%, of which the 1-4 unit residential rental loans, which we refer to as investor 1-4 loans, represented 44.7% of the UPB. For the three and nine months ended September 30, 2026, the annualized yields on our total portfolio were 9.41% and 9.31%, respectively.

We fund our portfolio primarily through a combination of committed and uncommitted secured warehouse facilities, securitized debt, unsecured and secured debt, and equity. The securitized debt market is our primary source of long-term financing. We have successfully executed 51 securitized debt transactions, resulting in a total of approximately $12.0 billion in gross debt proceeds from May 2011 through September 2026. We may also sell loans from time to time for cash in lieu of holding the loans in our loan portfolio.

One of our core profitability measurements is our portfolio related net interest margin, which measures the difference between interest income earned on loans and interest expense paid on portfolio-related debt, relative to the amount of loans outstanding over the period. Our portfolio-related debt consists of warehouse facilities and securitized debt and excludes corporate debt and unsecured debt. For the three and nine months ended September 30, 2026, our annualized portfolio related net interest margin was 3.78% and 3.67%, respectively, compared to 3.65% and 3.62% for the three and nine months ended September 30, 2025. We generate profits to the extent that our portfolio related net interest income exceeds our interest expense on corporate debt and unsecured debt, provision for credit losses and operating expenses. For the three and nine months ended September 30, 2026, including net income attributable to noncontrolling interest, we generated pre-tax income of $38.3 million and $104.4 million, and net income of $27.2 million and $75.3 million, respectively. For the three and nine months ended September 30, 2025, including net income attributable to noncontrolling interest, we generated pre-tax income of $35.4 million and $96.2 million, and net income of $25.4 million and $70.2 million, respectively.

On December 28, 2021, the Company acquired an 80% ownership interest in Century Health & Housing Capital, LLC (“Century”). Century is a licensed Ginnie Mae issuer/servicer that provides government insured Federal Housing Administration (“FHA”) mortgage financing for multifamily housing, senior housing and long-term care/assisted living facilities. Century originates loans through its borrower-direct origination channel and services the loans through its in-house servicing platform, which enables the formation of long-term relationships with its clients and drives strong portfolio retention. Century earns origination fees and servicing fees from the mortgage servicing rights on its servicing portfolio.

Items Affecting Comparability of Results

Due to a number of factors, our historical financial results may not be comparable, either from period to period, or to our financial results in future periods. We have summarized the key factors affecting the comparability of our financial results below.

Recent Developments

Pending Acquisition

On August 26, 2026, the Company, through its wholly owned subsidiary Velocity Commercial Capital, LLC, entered into an agreement to acquire the loan origination platform of Toorak Capital LLC (the “Toorak Acquisition”) for a base purchase price of approximately $62.0 million subject to certain adjustments. The Toorak Acquisition is subject to customary closing conditions, including the receipt of required regulatory approvals and the completion of a related acquisition by a third party of certain loan assets and securitization equity interests of Toorak Capital LLC or its subsidiaries, and is expected to close in the fourth quarter of 2026. There can be no assurance that the Toorak Acquisition will be completed on the anticipated terms or timeline, or at all. For additional information, see Note 23 — Pending Acquisition to the consolidated financial statements.

The Company expects to fund the purchase price for the Toorak Acquisition with cash.

Operating expenses for the three and nine months ended September 30, 2026 included $2.4 million and $7.2 million, respectively, of acquisition-related costs associated with the pending Toorak Acquisition.

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

Corporate Debt

In January 2026, we completed the issuance and sale of $500.0 million aggregate principal amount of 9.375% Senior Notes due 2031 (the “2026 Term Notes”), which will mature on February 15, 2031. The 2026 Term Notes bear interest at 9.375% and are guaranteed by us on an unsecured basis.

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

In July 2026, we completed the securitization of $378.7 million of investor real estate loans, as measured by UPB, through a consolidated VIE.

In August 2026, we completed the securitization of $175.1 million of investor real estate loans, as measured by UPB, through a consolidated VIE.

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

Other Operating Income

Our other operating income is all our non-interest income. It is mostly derived from loan origination business and fair-value accounting on our loans and securitized debt.

Components of other operating income include gain on disposition of loans, unrealized gain (loss) on fair value loans, unrealized gain (loss) on fair value securitized debt, unrealized gain (loss) on mortgage servicing rights, origination fee income, interest income on cash balances, and other income.

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

Portfolio and Asset Quality

Key Portfolio Statistics

	September 30, 2026	June 30, 2026	September 30, 2025
	($ in thousands)
Total loans (UPB)	$7,457,717	$6,985,891	$6,275,369
Loan count	19,481	18,219	15,978
Average loan balance	$383	$383	$393
Weighted average loan-to-value	64.5%	64.6%	65.5%
Weighted average coupon	9.75%	9.74%	9.74%
Nonperforming loans (UPB) (A)	$756,534	$673,335	$614,226
Nonperforming loans (% of total) (A)	10.1%	9.6%	9.8%
(A)
Reflects the UPB of loans 90 days or more past due or placed on nonaccrual status. Includes $25.3 million, $26.2 million and $31.6 million of COVID-19 forbearance-granted loans 90 days or more past due or placed on nonaccrual status as of September 30, 2026, June 30, 2026, and September 30, 2025, respectively.

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

Originations and Acquisitions

The following table presents new loan originations including unfunded commitments and acquisitions and includes average loan size, weighted average coupon and weighted average loan-to-value for the periods indicated:

	Loan Count	Loan Balance	Average Loan Size	Weighted Average Coupon	Weighted Average LTV
	($ in thousands)
Three Months Ended September 30, 2026:
Loan originations — held for investment	1,989	$756,349	$380	10.12%	61.7%
Loan originations — held for sale	4	147,920	36,980	4.50%	77.6%
Construction loan advances — held for sale	—	6,985	—	5.90%	85.0%
Total loan originations	1,993	$911,254	$457	9.17%	64.5%
Three Months Ended June 30, 2026:
Loan originations — held for investment	1,682	$586,319	$349	9.99%	61.1%
Loan originations — held for sale	3	82,046	27,349	4.88%	69.5%
Construction loan advances — held for sale	—	4,212	—	5.90%	85.0%
Total loan originations	1,685	$672,577	$399	9.35%	62.3%
Three Months Ended September 30, 2025:
Loan originations — held for investment	1,778	$713,016	$401	10.48%	62.8%
Loan originations — held for sale	1	2,071	2,071	5.90%	85.0%
Total loan originations	1,779	715,087	402	10.46%	62.6%
Unfunded commitments	—	23,869
Total loan originations including unfunded commitments	1,779	$738,956	$415	10.46%	62.8%

During the third quarter of 2026, loan originations including unfunded commitments increased $238.7 million and $172.3 million from the quarters ended June 30, 2026 and September 30, 2025, respectively.

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

Loans held for investment, at amortized cost	September 30, 2026	December 31, 2025	$ Change
	(In thousands)
Unpaid principal balance	$1,744,942	$2,013,514	$(268,572)
Deferred loan origination costs	16,485	19,269	(2,784)
Allowance for credit losses	(5,307)	(4,521)	(786)
Loans held for investment, at amortized cost	$1,756,120	$2,028,262	$(272,142)

Loans held for investment, at amortized cost, decreased $272.1 million, or 13.4%, to $1.8 billion as of September 30, 2026 from $2.0 billion as of December 31, 2025, mainly due to principal repayments and loans sold in connection with the VCC 2026-MC2 securitization.

Loans held for investment, at fair value	September 30, 2026	December 31, 2025	$ Change
	(In thousands)
Unpaid principal balance	$5,683,097	$4,477,824	$1,205,273
Valuation adjustments on performing FVO loans	257,554	300,344	(42,790)
Valuation adjustments on nonperforming FVO loans	(32,673)	(48,299)	15,626
Loans held for investment, at fair value	$5,907,978	$4,729,869	$1,178,109

Loans held for investment, at fair value, increased $1.2 billion, or 24.9%, to $5.9 billion as of September 30, 2026 from $4.7 billion as of December 31, 2025, mainly due to loan originations of $2.0 billion, partially offset by principal repayments and loans sold in connection with the VCC 2026-MC2 securitization of $0.7 billion during the nine months ended September 30, 2026.

The following table illustrates the contractual maturities of our loans held for investment in aggregate UPB and as a percentage of total held for investment loan portfolio as of the dates indicated:

	September 30, 2026		December 31, 2025
	UPB	%	UPB	%
	($ in thousands)
Loans due in less than one year	$151,304	2.0%	$159,623	2.5%
Loans due in one to five years	53,164	0.8	78,875	1.2
Loans due in more than five years	7,223,571	97.2	6,252,840	96.3
Total loans held for investment	$7,428,039	100.0%	$6,491,338	100.0%

Allowance for Credit Losses

For the September 30, 2026 CECL estimate, we applied a severe stress scenario with a seven-quarter reasonable and supportable forecast period followed by a three-quarter straight-line reversion period. We concluded that the severe stress scenario was appropriate and reflected the economic uncertainty associated with the ongoing conflict in the Middle East, an unstable labor market, and elevated inflation.

For the June 30, 2026 CECL estimate, we considered a severe stress scenario with a seven-quarter reasonable and supportable forecast period followed by a three-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate and reflected the economic uncertainties due to the ongoing conflict in the Middle East, unstable labor market, and higher inflation.

For the March 31, 2026 CECL estimate, we considered a severe stress scenario with a seven-quarter reasonable and supportable forecast period followed by a three-quarter straight-line reversion period. Management concluded that applying the severe stress scenario was appropriate and reflected the economic uncertainties due to the recent Iran War and unstable labor market conditions.

Our allowance for credit losses as of September 30, 2026 was $5.3 million compared to $4.6 million as of September 30, 2025. The increase in allowance for credit losses from September 30, 2025 was primarily due to higher baseline reserves on our loans held for investment at amortized cost, driven by an increased weighted average life resulting from a slower prepayment rate, as well as an increase in the loss severity rate assumption. We believe borrower equity of 25% to 40% provides significant protection against credit losses. The various scenarios, the weighting of scenarios, as well as the forecast period and reversion to historical loss are subject to change as conditions and economic events evolve.

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

The following table illustrates the activity in our allowance for credit losses of loans held for investment, excluding loans held for investment at fair value over the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Allowance for credit losses:	($ in thousands)
Beginning balance	$5,102		$4,882		$4,521		$4,174
Provision for credit losses	531		381		3,172		3,851
Charge-offs	(326)		(677)		(2,386)		(3,439)
Ending balance	$5,307		$4,586		$5,307		$4,586
Total UPB(1)	$1,744,942		$2,111,569		$1,744,942		$2,111,569
Nonperforming loans UPB	$174,647		$259,683		$174,647		$259,683
Nonperforming loans UPB / Total UPB(1)	10.0%		12.3%		10.0%		12.3%
Allowance for credit losses / Total UPB(1)	0.30%		0.22%		0.30%		0.22%
Charge-offs / Total UPB(1)	0.07%	(2)	0.13%	(2)	0.18%	(2)	0.22%	(2)
(1)
Reflects the UPB of loans held for investment at amortized cost.
(2)
Annualized.

The allowance for credit losses was 0.30% of total UPB of loans held for investment carried at amortized cost as of September 30, 2026. Nonperforming loans were 10.0% of total UPB of loans held for investment carried at amortized cost as of September 30, 2026. Management believes the allowance for credit losses is adequate to absorb expected lifetime credit losses because historically, most loans that become nonperforming either paid off or paid current, resulting in an overall gain. This is due to low LTVs at origination and active management of our portfolio. Historically, our actual annual charge-offs rate was 0.11% over the last five years.

Credit Quality – Loans Held for Investment

The following table provides delinquency information on our loans held for investment by UPB as of the dates indicated:

	September 30, 2026 (A)		COVID-19 Forbearance	June 30, 2026 (A)		COVID-19 Forbearance	September 30, 2025 (A)		COVID-19 Forbearance
	($ in thousands)
Performing/Accruing:
Current	$6,125,379	82.6%	$79,685	$5,772,386	82.6%	$82,751	$5,202,058	82.9%	$85,206
30-59 days past due	372,407	5.0	7,434	374,269	5.4	5,006	322,091	5.1	8,827
60-89 days past due	173,719	2.3	2,212	165,901	2.4	2,742	134,923	2.2	3,738
Total performing loans	6,671,505	89.9	89,331	6,312,556	90.4	90,499	5,659,072	90.2	97,771
Nonperforming/Nonaccrual:
<90 days past due	54,399	0.7	871	53,708	0.8	1,107	33,560	0.5	835
90+ days past due	114,058	1.5	177	113,895	1.6	227	54,812	0.9	1,772
Bankruptcy	90,510	1.2	4,404	83,447	1.2	12,440	67,522	1.1	4,490
In foreclosure	497,567	6.7	19,895	422,285	6.0	12,429	458,332	7.3	24,475
Total nonperforming loans	756,534	10.1	25,347	673,335	9.6	26,203	614,226	9.8	31,572
Total loans held for investment	$7,428,039	100.0%	$114,678	$6,985,891	100.0%	$116,702	$6,273,298	100.0%	$129,343
(A)
Balance includes $114.7 million UPB of loans held for investment at amortized cost as of September 30, 2026, $116.7 million as of June 30, 2026, and $129.3 million as of September 30, 2025 in our COVID-19 forbearance program.

Loans that are 90+ days past due, in bankruptcy, in foreclosure, or not accruing interest are considered nonperforming loans. Nonperforming loans were $756.5 million, or 10.1% of our held for investment loan portfolio as of September 30, 2026, compared to $673.3 million, or 9.6% as of June 30, 2026, and $614.2 million, or 9.8% as of September 30, 2025. The increase in total nonperforming loans as of September 30, 2026 compared to June 30, 2026 and September 30, 2025 was primarily attributable to the increase in the size and aging of our portfolio.

Resolution of Nonperforming Loans

Historically, most loans that become nonperforming resolve prior to converting to REO. The following tables summarize the resolution activities of loans that became nonperforming prior to the beginning of the periods indicated or became nonperforming and subsequently resolved during the periods indicated. We resolved $90.0 million of long-term and short-term nonperforming loans for the quarter ended September 30, 2026, compared to $90.5 million for the quarter ended June 30, 2026, and $94.7 million for the quarter ended September 30, 2025. We recovered total revenue of $7.4 million, $6.9 million and $8.4 million for the quarters ended September 30, 2026, June 30, 2026, and September 30, 2025, respectively. This is largely the result of collecting all regular accrued interest, default interest, and prepayment penalties in excess of the principal on loans.

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

	Three Months Ended September 30, 2026
Long-Term Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Write-Offs	Total Recovered
	($ in thousands)
Resolved — loans paid off	$31,155	$1,236	$777	$2,013	$2,430	$(255)	$4,188
Resolved — loans paid current	52,084	560	—	560	2,247	(123)	2,684
Total resolutions	$83,239	$1,796	$777	$2,573	$4,677	$(378)	$6,872
Recovery rate				103.1%			108.3%

	Three Months Ended June 30, 2026
Long-Term Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Write-Offs	Total Recovered
	($ in thousands)
Resolved — loans paid off	$29,674	$1,103	$633	$1,736	$2,494	$(522)	$3,708
Resolved — loans paid current	45,298	486	24	510	2,107	(1)	2,616
Total resolutions	$74,972	$1,589	$657	$2,246	$4,601	$(523)	$6,324
Recovery rate				103.0%			108.4%

	Three Months Ended September 30, 2025
Long-Term Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Write-Offs	Total Recovered
	($ in thousands)
Resolved — loans paid off	$37,901	$1,343	$637	$1,980	$3,381	$(348)	$5,013
Resolved — loans paid current	45,055	435	13	448	2,374	(23)	2,799
Total resolutions	$82,956	$1,778	$650	$2,428	$5,755	$(371)	$7,812
Recovery rate				102.9%			109.4%

Short-term loans, or loans with a maturity of two-year or less, do not require prepayment fees and usually result in a lower gain when paid in full, as compared to long-term loans. The tables below include resolutions of our short-term nonperforming loans and loans granted a COVID-19 forbearance in 2020, for the periods indicated:

	Three Months Ended September 30, 2026
Short-Term Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Write-Offs	Total Recovered
	($ in thousands)
Resolved — loans paid off	$2,814	$54	$—	$54	$52	$(58)	$48
Resolved — loans paid current	3,995	63	—	63	448	(4)	507
Total resolutions	$6,809	$117	$—	$117	$500	$(62)	$555
Recovery rate				101.7%			108.2%

	Three Months Ended June 30, 2026
Short-Term Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Write-Offs	Total Recovered
	($ in thousands)
Resolved — loans paid off	$8,583	$152	$—	$152	$738	$(613)	$277
Resolved — loans paid current	6,921	57	—	57	268	—	325
Total resolutions	$15,504	$209	$—	$209	$1,006	$(613)	$602
Recovery rate				101.3%			103.9%

	Three Months Ended September 30, 2025
Short-Term Nonperforming Loans	UPB	Default Interest	Prepayment Penalty	Net Gain	Regular Accrued Interest	Servicing Advances Write-Offs	Total Recovered
	($ in thousands)
Resolved — loans paid off	$5,695	$197	$—	$197	$408	$(10)	$595
Resolved — loans paid current	6,091	25	—	25	2	(28)	(1)
Total resolutions	$11,786	$222	$—	$222	$410	$(38)	$594
Recovery rate				101.9%			105.0%

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

As of September 30, 2026, REO included 302 properties with a lower of cost or estimated fair value of $154.6 million compared to 286 properties with a lower of cost or estimated fair value of $142.1 million as of June 30, 2026, and 223 properties with a lower of cost or estimated fair value of $113.7 million as of September 30, 2025.

Gain (Loss) on REO

The table below shows our initial REO gain upon transfer from loans, for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Gain on new REO:
Gain on transfer to REO — amortized cost loans	$2,808	$6,931
Valuation gain on transfer to REO — fair value loans	9,361	11,681
Total gain on new REO	$12,169	$18,612

The table below shows the gain (loss) activity subsequent to the REO being recorded, for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Gain (loss) on existing REO:
REO valuation loss, net	$(15,545)	$(10,530)
Gain on sale of REO	432	1,242
Total loss on existing REO	$(15,113)	$(9,288)

Concentrations – Loans Held for Investment

As of September 30, 2026, our held for investment loan portfolio was concentrated in Investor 1-4 loans, representing 44.9% of the UPB. Retail and mixed use properties represented 11.7% and 10.8%, respectively, of the UPB. No other property type represented more than 10.0% of our held for investment loan portfolio.

Property Type	September 30, 2026
	Loan Count	UPB	% of Total UPB
	($ in thousands)
Investor 1-4	11,908	$3,335,031	44.9%
Retail	1,612	866,181	11.7
Mixed use	1,910	801,237	10.8
Office	1,447	735,574	9.9
Warehouse	858	545,670	7.3
Multifamily	885	520,105	7.0
Other (1)	860	624,241	8.4
Total loans held for investment	19,480	$7,428,039	100.0%
(1)
All other properties individually comprise less than 5.0% of the total unpaid principal balance.

Geographically, the principal balance of our loans held for investment were concentrated 19.6% in California, 12.6% in New York, 11.4% in Florida, 7.8% in New Jersey, and 6.6% in Texas as of September 30, 2026.

Geography (State)	September 30, 2026
	Loan Count	UPB	% of Total UPB
	($ in thousands)
California	2,108	$1,457,159	19.6%
New York	1,786	937,764	12.6
Florida	2,182	847,287	11.4
New Jersey	1,390	578,339	7.8
Texas	1,393	487,252	6.6
Other (1)	10,621	3,120,238	42.0
Total loans held for investment	19,480	$7,428,039	100.0%
(1)
All other states individually comprise less than 5.0% of the total unpaid principal balance.

Key Performance Metrics

	Three Months Ended
	September 30, 2026 ⁽¹⁾	June 30, 2026 ⁽¹⁾	September 30, 2025 ⁽¹⁾
	($ in thousands)
Average loans	$7,199,718	$6,931,705	$6,044,277
Portfolio yield	9.41%	9.29%	9.54%
Average debt — portfolio related	6,724,144	6,415,860	5,674,297
Average debt — total company	7,299,144	6,990,860	5,964,297
Cost of funds — portfolio related	6.04%	6.09%	6.27%
Cost of funds — total company	6.35%	6.41%	6.37%
Net interest margin — portfolio related	3.78%	3.66%	3.65%
Net interest margin — total company	2.97%	2.82%	3.25%
Charge-offs/Average loans held for investment at amortized cost	0.07%	0.16%	0.13%
Pre-tax return on average equity (2)	20.5%	20.0%	22.7%
Return on average equity	14.5%	14.6%	16.3%
(1)
Percentages are annualized.
(2)
Refer to the Return on Average Equity section on Page 55.

Average Loans

Average loans reflects the daily average of total outstanding loans, including both loans held for investment and loans held for sale, as measured by UPB, over the specified time period.

Portfolio Yield

Portfolio yield is an annualized measure of the total interest income earned on our loan portfolio as a percentage of average loans over the given period. Interest income includes interest earned on performing loans, cash interest received on nonperforming loans, default interest and prepayment fees. The decrease in our portfolio yield for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily driven by resolutions of nonperforming loans. Portfolio yield for the three months ended September 30, 2026 increased from the three months ended June 30, 2026 mainly attributable to more interest income and default interest collected on resolutions of nonperforming loans.

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

Our portfolio related cost of funds was 6.04% for the three months ended September 30, 2026, a decrease from 6.09% for the prior quarter and 6.27% for the three months ended September 30, 2025. The decreases were primarily due to lower average cost of securitized debt.

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

Over the periods shown in the tables below, portfolio related net interest margin increased to 3.78% for the three months ended September 30, 2026 from 3.65% for the three months ended September 30, 2025. Portfolio related net interest margin increased to 3.67% for the nine months ended September 30, 2026 from 3.62% for the nine months ended September 30, 2025. The increases were primarily due to lower average cost of securitized debt.

Total company net interest margin of 2.97% for the three months ended September 30, 2026 decreased from 3.25% for the three months ended September 30, 2025. Total company net interest margin of 2.82% for the nine months ended September 30, 2026 decreased from 3.18% for the nine months ended September 30, 2025. The decreases were primarily due to higher interest expense on our corporate debt due to expensing the non-cash unamortized debt issuance costs related to the payoff of our $215.0 million corporate debt in January 2026.

The following tables show the average outstanding balance of our loan portfolio and portfolio-related debt, together with interest income and the corresponding yield earned on our portfolio, and interest expense and the corresponding rate paid on our portfolio-related debt for the periods indicated:

	Three Months Ended September 30,
	2026			2025
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate (1)	Balance	Expense	Rate (1)
	($ in thousands)
Loan portfolio:
Loans held for sale	$23,240			$161
Loans held for investment	7,176,478			6,044,116
Total loans	$7,199,718	$169,461	9.41%	$6,044,277	$144,119	9.54%

Debt:
Warehouse facilities	$307,649	$5,742	7.47%	$404,509	$8,277	8.18%
Securitized debt	6,416,495	95,739	5.97%	5,269,788	80,622	6.12%
Total debt — portfolio related	6,724,144	101,481	6.04%	5,674,297	88,899	6.27%
Corporate — secured debt	75,000	2,004	10.69%	290,000	6,144	8.47%
Corporate — unsecured debt	500,000	12,466	9.97%	—	—	—%
Total debt	$7,299,144	$115,951	6.35%	$5,964,297	$95,043	6.37%

Net interest spread — portfolio related (2)			3.38%			3.27%
Net interest margin — portfolio related			3.78%			3.65%

Net interest spread — total company (3)			3.06%			3.16%
Net interest margin — total company			2.97%			3.25%
(1)
Annualized.
(2)
Net interest spread — portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)
Net interest spread — total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.

	Nine Months Ended September 30,
	2026				2025
		Interest	Average			Interest	Average
	Average	Income /	Yield /		Average	Income /	Yield /
	Balance	Expense	Rate (1)		Balance	Expense	Rate (1)
	($ in thousands)
Loan portfolio:
Loans held for sale	$12,529				$4,612
Loans held for investment	6,908,941				5,621,796
Total loans	$6,921,470	$483,527	9.31%		$5,626,408	$398,426	9.44%

Debt:
Warehouse facilities	$228,477	$13,519	7.89%		$417,247	$25,037	8.00%
Securitized debt	6,211,550	279,616	6.00%		4,829,808	220,788	6.10%
Total debt — portfolio related	6,440,027	293,135	6.07%		5,247,055	245,825	6.25%
Corporate — secured debt	97,348	10,689	14.64%	(4)	290,000	18,429	8.47%
Corporate — unsecured debt	444,444	33,383	10.01%	(5)	—	—	—%
Total debt	$6,981,819	$337,207	6.44%		$5,537,055	$264,254	6.36%

Net interest spread — portfolio related (2)			3.25%				3.20%
Net interest margin — portfolio related			3.67%				3.62%

Net interest spread — total company (3)			2.87%				3.08%
Net interest margin — total company			2.82%				3.18%
(1)
Annualized.
(2)
Net interest spread — portfolio related is the difference between the rate earned on our loan portfolio and the interest rates paid on our portfolio-related debt.
(3)
Net interest spread — total company is the difference between the rate earned on our loan portfolio and the interest rates paid on our total debt.
(4)
The average yield of 14.64% for corporate secured debt reflects a lower average balance given that the $215.0 million secured debt was paid off at the end of January 2026. Interest expense included $1.3 million write-off of debt issuance costs related to the 2022 Term Loan payoff in January 2026. Excluding these non-recurring costs, the adjusted average yield on the remaining secured debt would be approximately 10.50% going forward.
(5)
The average yield of 10.01% for corporate unsecured debt reflects a lower average balance given that the $500.0 million unsecured debt was not issued until the end of January 2026; on a full-quarter basis, the average yield would be 9.97%.

Charge-Offs

Our annualized charge-offs rate over average loans held for investment carried at amortized cost for the three months ended September 30, 2026 decreased to 0.07% as compared to 0.16% for the three months ended June 30, 2026 and from 0.13% for the three months ended September 30, 2025. The charge-offs rate reflects year-to-date annualized charge-offs as a percentage of average loans held for investment at amortized cost, for the respective quarters. We do not record charge-offs on loans carried at estimated fair value and loans held for sale.

Return on Average Equity

Pre-tax return on average equity and return on average equity reflect income before income taxes and net income including income attributable to noncontrolling interest, respectively, as a percentage of the monthly average total stockholders’ equity including noncontrolling interest over the specified period. Pre-tax return on average equity increased during the quarter ended September 30, 2026 as compared to the quarter ended June 30, 2026 primarily due to higher income before income taxes and net income. Return on average equity decreased slightly during the quarter ended September 30, 2026 as compared to the quarter ended June 30, 2026. Pre-tax return on average equity and return on average equity decreased as compared to the quarter ended September 30, 2025 primarily due to higher average stockholders' equity for the three months ended September 30, 2026.

	Three Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025
	($ in thousands)
Income before income taxes (A)	$38,280	$35,235	$35,375
Net income (B)	27,219	25,734	25,412

Monthly average balance:
Stockholders' equity (C)	748,670	704,138	623,239

Pre-tax return on average equity (A)/(C) (1)	20.5%	20.0%	22.7%

Return on average equity (B)/(C) (1)	14.5%	14.6%	16.3%
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

Unrealized Gain (Loss) on Retained Securities. We have elected to apply fair value option accounting for our retained securities, or Trust Certificate using FASB ASC Topic 825-10, Financial Instruments (ASC 825). We regularly estimate the fair value of these retained securities. Changes in fair value, subsequent to initial recognition of fair value retained securities are reported as “Unrealized gain (loss) on retained securities,” a component of other operating income within the Consolidated Statements of Income.

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

Consolidated Results of Operations

The following table summarizes our unaudited consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Interest income	$169,461	$144,119	$483,527	$398,426
Interest expense — portfolio related	101,481	88,899	293,135	245,825
Net interest income — portfolio related	67,980	55,220	190,392	152,601
Interest expense — corporate debt	14,470	6,144	44,072	18,429
Net interest income	53,510	49,076	146,320	134,172
Provision for credit losses	531	381	3,172	3,851
Net interest income after provision for credit losses	52,979	48,695	143,148	130,321
Other operating income	49,170	37,077	139,205	110,370
Total operating expenses	63,869	50,397	177,961	144,500
Income before income taxes	38,280	35,375	104,392	96,191
Income tax expense	11,061	9,963	29,140	25,961
Net income	27,219	25,412	75,252	70,230
Net income (loss) attributable to noncontrolling interest	801	39	1,308	(27)
Net income attributable to Velocity Financial, Inc.	$26,418	$25,373	$73,944	$70,257

Net Interest Income — Portfolio Related

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
	(In thousands)
Interest income	$169,461	$144,119	$25,342	$483,527	$398,426	$85,101
Interest expense — portfolio related	101,481	88,899	12,582	293,135	245,825	47,310
Net interest income — portfolio related	$67,980	$55,220	$12,760	$190,392	$152,601	$37,791

Portfolio related net interest income is the largest contributor to our net income. Our portfolio related net interest income increased 23.1% to $68.0 million from $55.2 million for the three months ended September 30, 2026 and 2025, respectively. Our portfolio related net interest income increased 24.8% to $190.4 million from $152.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Interest Income. Interest income increased by $25.3 million or 17.6% to $169.5 million for the three months ended September 30, 2026, compared to $144.1 million for the three months ended September 30, 2025, primarily attributable to higher average loan portfolio balances. For the three months ended September 30, 2026, the average loan yield was 9.41% compared to 9.54% for the three months ended September 30, 2025. Interest income increased by $85.1 million to $483.5 million for the nine months ended September 30, 2026, compared to $398.4 million for the nine months ended September 30, 2025. The increase in interest income for the nine months ended September 30, 2026 was primarily attributable to higher average portfolio balances due to loan originations.

The following tables distinguish between the changes in interest income attributable to changes in average loan balance (volume) and the changes in interest income attributable to changes in annualized yield (rate) for the three and nine months ended September 30, 2026 and 2025.

	Average Loans	Interest Income	Average Yield(1)
	($ in thousands)
Three months ended September 30, 2026	$7,199,718	$169,461	9.41%
Three months ended September 30, 2025	6,044,277	144,119	9.54%
Volume variance	1,155,441	27,550
Rate variance		(2,208)	(0.13)%
Total interest income variance		25,342
(1)
Annualized.

	Average Loans	Interest Income	Average Yield(1)
	($ in thousands)
Nine months ended September 30, 2026	$6,921,470	$483,527	9.31%
Nine months ended September 30, 2025	5,626,408	398,426	9.44%
Volume variance	1,295,062	91,708
Rate variance		(6,607)	(0.13)%
Total interest income variance		85,101
(1)
Annualized.

Interest Expense — Portfolio Related. Portfolio related interest expense, which consists of interest incurred on our warehouse facilities and securitized debt, increased 14.2% to $101.5 million for the three months ended September 30, 2026 from $88.9 million for the three months ended September 30, 2025. Portfolio related interest expense increased to $293.1 million for the nine months ended September 30, 2026 from $245.8 million for the nine months ended September 30, 2025. The increases were primarily attributable to a higher loan portfolio being financed, offset by lower portfolio cost of funds.

The following tables present information regarding portfolio related interest expense and distinguish between the changes in interest expense attributable to changes in the average outstanding debt balance (volume) and changes in cost of funds (rate) for the three and nine months ended September 30, 2026 and 2025.

	Average Debt(1)	Interest Expense	Cost of Funds(2)
	($ in thousands)
Three months ended September 30, 2026	$6,724,144	$101,481	6.04%
Three months ended September 30, 2025	5,674,297	88,899	6.27%
Volume variance	1,049,847	16,448
Rate variance		(3,866)	(0.23)%
Total interest expense variance		12,582
(1)
Includes securitized debt and warehouse agreements.
(2)
Annualized.

	Average Debt(1)	Interest Expense	Cost of Funds(2)
	($ in thousands)
Nine months ended September 30, 2026	$6,440,027	$293,135	6.07%
Nine months ended September 30, 2025	5,247,055	245,825	6.25%
Volume variance	1,192,972	55,891
Rate variance		(8,581)	(0.18)%
Total interest expense variance		47,310
(1)
Includes securitized debt and warehouse agreements.
(2)
Annualized

Net Interest Income After Provision for Credit Losses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
	(In thousands)
Net interest income — portfolio related	$67,980	$55,220	$12,760	$190,392	$152,601	$37,791
Interest expense — corporate debt	14,470	6,144	8,326	44,072	18,429	25,643
Net interest income	53,510	49,076	4,434	146,320	134,172	12,148
Provision for credit losses	531	381	150	3,172	3,851	(679)
Net interest income after provision for credit losses	$52,979	$48,695	$4,284	$143,148	$130,321	$12,827

Interest Expense — Corporate Debt. Corporate debt interest expense increased to $14.5 million from $6.1 million for the three months ended September 30, 2026 and 2025, respectively. Corporate debt interest expense increased to $44.1 million for the nine months ended September 30, 2026, compared to $18.4 million for the nine months ended September 30, 2025. The increases in corporate debt interest expense were primarily due to the issuance of $500.0 million unsecured senior notes in January 2026.

Provision for Credit Losses. Our provision for credit losses increased slightly to $0.5 million for the three months ended September 30, 2026 from $0.4 million for the three months ended September 30, 2025. Our provision for credit losses decreased to $3.2 million for the nine months ended September 30, 2026 from $3.9 million for the nine months ended September 30, 2025. The decrease resulted from the decrease in loans carried at amortized cost subject to the CECL allowance methodology.

Other Operating Income

The $12.1 million increase in total other operating income from the three months ended September 30, 2025 to the three months ended September 30, 2026 was primarily due to higher gain on disposition of Century multifamily originations of $8.2 million, net unrealized gain of $1.0 million on fair value instruments and unrealized gain of $1.4 million on mortgage servicing rights. The $28.8 million increase from the nine months ended September 30, 2025 to the nine months ended September 30, 2026 was mainly due to higher net unrealized gain of $11.6 million on fair value instruments, $6.0 million in gain on disposition of loans, $3.2 million in origination fee income, unrealized gain of $2.9 million on mortgage servicing rights, and $2.4 million employee retention credit as other income in the first quarter of 2026.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
	(In thousands)
Gain on disposition of loans	$12,808	$4,574	$8,234	$19,658	$13,694	$5,964
Unrealized gain (loss) on fair value loans	(64,761)	30,982	(95,743)	(39,239)	95,724	(134,963)
Unrealized gain (loss) on fair value securitized debt	87,376	(9,988)	97,364	115,927	(31,254)	147,181
Unrealized gain (loss) on mortgage servicing rights	1,037	(343)	1,380	1,826	(1,115)	2,941
Unrealized loss on retained securities	(602)	—	(602)	(602)	—	(602)
Origination fee income	10,395	9,723	672	30,519	27,338	3,181
Interest income on cash balance	1,347	1,564	(217)	4,086	4,408	(322)
Other income	1,570	565	1,005	7,030	1,575	5,455
Total other operating income	$49,170	$37,077	$12,093	$139,205	$110,370	$28,835

Gain on Disposition of Loans. Gain on disposition of loans increased to $12.8 million for the three months ended September 30, 2026 compared to $4.6 million for the three months ended September 30, 2025. Gain on disposition of loans increased by $6.0 million to $19.7 million for the nine months ended September 30, 2026 compared to $13.7 million for the nine months ended September 30, 2025 primarily due to gain recognized upon disposition of Century multifamily originations in 2026.

Unrealized Gain (Loss) on Fair Value Loans. Unrealized loss on fair value loans was $64.8 million for the three months ended September 30, 2026 compared to $31.0 million of unrealized gain for the three months ended September 30, 2025. Unrealized loss on fair value loans was $39.2 million for the nine months ended September 30, 2026 compared to $95.7 million unrealized gain for the nine months ended September 30, 2025. The decreases were mainly driven by the increase in market interest rates.

Unrealized Gain (Loss) on Fair Value Securitized Debt. Unrealized gain on fair value securitized debt was $87.4 million for the three months ended September 30, 2026, compared to $10.0 million of unrealized loss for the three months ended September 30, 2025. Unrealized gain on fair value securitized debt increased by $147.2 million to $115.9 million for the nine months ended September 30, 2026 from $31.3 million unrealized loss for the nine months ended September 30, 2025. The increases in unrealized gain on fair value securitized debt were primarily attributable to the increase in market interest rates.

Unrealized Gain (Loss) on Mortgage Servicing Rights. Unrealized gain on mortgage servicing rights was $1.0 million for the three months ended September 30, 2026 as compared to unrealized loss of $0.3 million for the three months ended September 30, 2025. Unrealized gain on mortgage servicing rights was $1.8 million for the nine months ended September 30, 2026 as compared to an unrealized loss of $1.1 million for the nine months ended September 30, 2025. The increases in unrealized gain on mortgage servicing rights were primarily attributable to new servicing rights on Century loan originations.

Unrealized Gain (Loss) on Retained Securities. Unrealized loss on retained securities was $0.6 million for the three and nine months ended September 30, 2026.

Origination Fee Income. Origination fee income increased to $10.4 million for the three months ended September 30, 2026 compared to $9.7 million for the three months ended September 30, 2025. Origination fee income increased to $30.5 million for the nine months ended September 30, 2026 compared to $27.3 million for the nine months ended September 30, 2025. The increases were primarily attributable to higher upfront fees and interest rate buydowns on loans originated during the 2026 periods.

Interest Income on Cash Balance. Interest income on cash balance decreased to $1.3 million for the three months ended September 30, 2026 compared to $1.6 million for the three months ended September 30, 2025. Interest income on cash balance decreased to $4.1 million for the nine months ended September 30, 2026 compared to $4.4 million for the nine months ended September 30, 2025. The decreases were primarily attributable to a decrease in interest rates combined with a decrease in average bank balances.

Other Income. Other income was $1.6 million and $0.6 million for the three months ended September 30, 2026 and 2025, respectively. Other income increased to $7.0 million for the nine months ended September 30, 2026 compared to $1.6 million for the nine months ended September 30, 2025, primarily attributable to the recognition of $2.4 million employee retention credit as other income in March 2026, $1.8 million in higher servicing fee income from the new loan servicing portfolio serviced for others, $0.8 million in interest earned on funds from a note paydown and $0.3 million of paid-in-kind interest on a note receivable.

Operating Expenses

Operating expenses are presented in the following table. Changes in operating expenses compared to the same period of the prior year are discussed below.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
	(In thousands)
Compensation and employee benefits	$29,164	$23,300	$5,864	$78,198	$67,589	$10,609
Origination expenses	1,650	1,154	496	4,218	3,185	1,033
Securitization expenses	5,595	6,433	(838)	15,549	21,997	(6,448)
Loan servicing	9,100	7,748	1,352	33,348	23,961	9,387
Professional fees	3,624	893	2,731	11,578	4,668	6,910
Rent and occupancy	388	274	114	1,080	847	233
Real estate owned, net	10,590	7,931	2,659	24,175	14,258	9,917
Other operating expenses	3,758	2,664	1,094	9,815	7,995	1,820
Total operating expenses	$63,869	$50,397	$13,472	$177,961	$144,500	$33,461

Compensation and Employee Benefits. Compensation and employee benefits increased by $5.9 million to $29.2 million for the three months ended September 30, 2026 compared to $23.3 million for the three months ended September 30, 2025. Compensation and employee benefits increased by $10.6 million to $78.2 million for the nine months ended September 30, 2026 compared to $67.6 million for the nine months ended September 30, 2025. The increases were primarily attributable to the increase in headcount to support future growth in loan production.

Origination Expenses. Origination expenses increased by $0.5 million to $1.7 million for the three months ended September 30, 2026 from $1.2 million for the three months ended September 30, 2025. Origination expenses increased by $1.0 million to $4.2 million for the nine months ended September 30, 2026 from $3.2 million for the nine months ended September 30, 2025. The increase in origination expenses was due to higher third party fees paid on increased originations.

Securitization Expenses. Securitization expenses were $5.6 million for the three months ended September 30, 2026 compared to $6.4 million for the three months ended September 30, 2025. Securitization expenses were $15.5 million for the nine months ended September 30, 2026 compared to $22.0 million for the nine months ended September 30, 2025. The decreases in securitization expenses resulted from reduced securitized debt issued and lower costs per securitization transaction in 2026 as compared to the prior year.

Loan Servicing. Loan servicing expenses increased to $9.1 million for the three months ended September 30, 2026 from $7.7 million for the three months ended September 30, 2025. Loan servicing expenses increased to $33.3 million for the nine months ended September 30, 2026 from $24.0 million for the nine months ended September 30, 2025 primarily attributable to the $6.0 million write-off of protective advances related to the nonperforming loans that we elected to transfer into the 2026-MC2 Trust in June 2026.

Professional Fees. Professional fees increased to $3.6 million for the three months ended September 30, 2026 compared to $0.9 million for the three months ended September 30, 2025. Professional fees were $11.6 million for the nine months ended September 30, 2026 compared to $4.7 million for the nine months ended September 30, 2025. The increases were primarily attributable to higher legal fees related to potential merger and acquisition due diligence.

Rent and Occupancy. Rent and occupancy expenses increased slightly to $0.4 million for the three months ended September 30, 2026 and $0.3 million for the three months ended September 30, 2025. Rent and occupancy expenses increased to $1.1 million for the nine months ended September 30, 2026 compared to $0.8 million for the nine months ended September 30, 2025.

Real Estate Owned, Net. Net expenses of real estate owned increased to $10.6 million for the three months ended September 30, 2026 from $7.9 million for the three months ended September 30, 2025. Net expenses of real estate owned increased to $24.2 million for the nine months ended September 30, 2026 from $14.3 million for the nine months ended September 30, 2025. The increases were mainly due to the increase in REOs combined with higher valuation adjustments.

Other Operating Expenses. Other operating expenses increased to $3.8 million for the three months ended September 30, 2026 from $2.7 million for the three months ended September 30, 2025. Other operating expenses increased to $9.8 million for the nine months ended September 30, 2026 from $8.0 million for the nine months ended September 30, 2025. The increases reflected higher information technology costs and marketing and business development expenses.

Income Tax Expense. Income tax expense was $11.1 million and $10.0 million for the three months ended September 30, 2026 and 2025, respectively, and $29.1 million and $26.0 million for the nine months ended September 30, 2026 and 2025, respectively. The increases in income tax expense were primarily attributable to higher pre-tax earnings in the current year. Our annualized consolidated effective tax rates as a percentage of pre-tax income were 28.6% and 27.4% as of September 30, 2026 and 2025, respectively.

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

	Three Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
	($ in thousands)
	(Unaudited)
Interest income	$169,461	$160,986	$153,080	$152,403	$144,119	$135,567	$118,740	$113,484
Interest expense — portfolio related	101,481	97,627	94,027	94,652	88,899	81,838	75,088	68,484
Net interest income — portfolio related	67,980	63,359	59,053	57,751	55,220	53,729	43,652	45,000
Net interest margin — portfolio related	3.78%	3.66%	3.56%	3.59%	3.65%	3.82%	3.35%	3.70%
Interest expense — corporate debt	14,470	14,469	15,133	6,142	6,144	6,143	6,142	6,143
Net interest income	53,510	48,890	43,920	51,609	49,076	47,586	37,510	38,857
Net interest margin — total company	2.97%	2.82%	2.65%	3.21%	3.25%	3.39%	2.88%	3.20%
Provision for credit losses	531	980	1,661	1,954	381	1,598	1,872	22
Net interest income after provision for credit losses	52,979	47,910	42,259	49,655	48,695	45,988	35,638	38,835
Other operating income	49,170	47,078	42,957	53,249	37,077	39,847	33,446	32,330
Operating expenses	63,869	59,753	54,339	52,855	50,397	51,913	42,190	39,127
Income before income taxes	38,280	35,235	30,877	50,049	35,375	33,922	26,894	32,038
Income tax expense	11,061	9,501	8,578	15,296	9,963	7,752	8,246	11,233
Net income	27,219	25,734	22,299	34,753	25,412	26,170	18,648	20,805
Net income (loss) attributable to noncontrolling interest	801	571	(64)	(44)	39	173	(239)	218
Net income attributable to Velocity Financial, Inc.	$26,418	$25,163	$22,363	$34,797	$25,373	$25,997	$18,887	$20,587

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

Cash, Cash Equivalents, and Restricted Cash

Our total liquidity was $193.4 million as of September 30, 2026, comprised of $86.8 million in cash and $106.6 million in borrowings from available warehouse capacity on unencumbered loans. Our additional available warehouse capacity as of September 30, 2026, was $318.8 million, bringing total liquidity plus available warehouse capacity to $512.2 million.

We had cash of $86.8 million and $99.0 million, excluding restricted cash of $22.5 million and $18.8 million as of September 30, 2026 and 2025, respectively.

Restricted cash decreased $134.6 million to $22.5 million as of September 30, 2026 from $157.1 million as of December 31, 2025, primarily due to the release of loan sale proceeds that were held in securitization trust accounts as of December 31, 2025. Combined with the decrease in cash and cash equivalents, cash, cash equivalents, and restricted cash decreased $140.0 million during the nine months ended September 30, 2026.

Pending Acquisition

As described under “Pending Acquisition” in “Recent Developments,” we expect to fund the purchase price of approximately $62.0 million for the Toorak Acquisition with cash. We believe that our available liquidity, together with net cash provided by operating activities, will be sufficient to fund the Toorak Acquisition.

Cash Flows

The following table summarizes the net cash provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash provided by (used in):
Operating activities	$3,601	$22,650
Investing activities	(1,014,150)	(1,271,685)
Financing activities	870,596	1,296,015
Net change in cash, cash equivalents, and restricted cash	$(139,953)	$46,980

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

For the nine months ended September 30, 2026, our net cash provided by operating activities consisted mainly of $75.3 million in net income, $219.1 million in proceeds from sales of loans held for sale, partially offset by $243.4 million of origination of loans held for sale, and $76.7 million of net valuation gain in securitized debt and loans at fair value.

For the nine months ended September 30, 2026, our net cash used in investing activities consisted mainly of $2.0 billion in cash used to originate loans held for investment at fair value, partially offset by $830.9 million in cash received from payments of loans held for investment.

For the nine months ended September 30, 2026, our net cash provided by financing activities consisted mainly of $1.8 billion in borrowings from our warehouse and repurchase facilities, $1.4 billion in proceeds from securitized debt, and $500.0 million in proceeds from the issuance of unsecured corporate debt. The cash generated was partially offset by repayments of $1.6 billion on warehouse and repurchase facilities and $1.1 billion on securitized debt, and $215.0 million in the payoff of the 2022 Term Loan.

During the nine months ended September 30, 2026 and 2025, we used approximately $140.0 million and generated $47.0 million, respectively, of net cash, cash equivalents, and restricted cash on operating, investing and financing activities.

Warehouse Facilities

As of September 30, 2026, we have five non-mark-to-market warehouse facilities, one mark-to-market warehouse facility, and one modified mark-to-market warehouse facility to support our loan origination and acquisition activities. The maturity of our warehouse facilities ranges from one to three years. The borrowings are collateralized primarily by performing loans. All warehouse facilities are based on SOFR, plus margins ranging from 1.60% to 3.50%. Borrowing under these facilities was $549.6 million with $425.4 million of available capacity as of September 30, 2026.

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

All borrower payments on loans financed under the warehouse facilities are segregated into pledged accounts with the loan servicer. All principal amounts in excess of the interest due are applied to reduce the outstanding borrowings under the warehouse facilities. The warehouse facilities also contain customary covenants, including financial covenants that require us to maintain minimum liquidity, a minimum net worth, a maximum debt-to-net worth ratio and a ratio of a minimum earnings before interest, taxes, depreciation and amortization of interest expense. If we fail to meet any of the covenants, or otherwise default under the facilities, the lenders have the right to terminate their facility and require immediate repayment, which may require us to sell our loans at less than optimal terms. As of September 30, 2026, we were in compliance with these covenants.

Securitized debt

Securitized debt increased $255.3 million, or 4.3%, to $6.2 billion as of September 30, 2026 from $5.9 billion as of December 31, 2025, primarily due to $1.4 billion of new securitizations, accounted for under the fair value option, partially offset by $1.1 billion of repayments. Securitized debt at amortized cost decreased $228.8 million, reflecting repayments on securitized debt issued prior to our election of the fair value option.

From May 2011 through September 2026, we completed 51 transactions, issuing $12.0 billion in principal amount of securities to third parties. All borrower payments are segregated into remittance accounts at the primary servicer and remitted to the trustee of each trust monthly. We are the primary beneficiary of the applicable trusts, which are variable interest entities included in our consolidated financial statements. The transactions are accounted for as secured borrowings under U.S. GAAP.

Accumulated interest represents our total ownership interest in each trust which is the difference between the UPB of the loan collateral and the principal amount due external bondholders. The following table summarizes securities issued at the time of securitization, accumulated interest as of September 30, 2026 and December 31, 2025, and the stated maturity for each outstanding securitized debt. The securities are callable by us when the stated principal balance is less than a certain percentage, ranging from 10% to 30%, of the original stated principal balance of loans at issuance. As a result, the actual maturity date of the securities issued will likely be earlier than their respective stated maturity date.

		Accumulated Interest as of
Trusts	Securities Issued	September 30, 2026	December 31, 2025	Stated Maturity Date
	(In thousands)
2017-2 Trust	$245,601	$6,821	$6,693	October 2047
2018-1 Trust	176,816	4,847	4,967	April 2048
2018-2 Trust	307,988	9,558	10,001	October 2048
2019-1 Trust	235,580	8,564	12,021	March 2049
2019-2 Trust	207,020	6,492	6,644	July 2049
2019-3 Trust	154,419	5,017	5,792	October 2049
2020-1 Trust	248,700	8,567	8,881	February 2050
2021-1 Trust	251,301	10,278	13,097	May 2051
2021-2 Trust	194,918	6,306	5,056	August 2051
2021-3 Trust	204,205	5,607	5,875	October 2051
2021-4 Trust	319,116	7,212	6,974	December 2051
2022-1 Trust	273,594	9,283	9,304	February 2052
2022-2 Trust	241,388	12,927	11,611	March 2052
2022-3 Trust	296,323	13,488	25,409	May 2052
2022-4 Trust	308,357	11,496	20,062	July 2052
2022-5 Trust	188,754	13,472	17,162	October 2052
2023-1 Trust	198,715	7,385	17,030	December 2052
2023-2 Trust	202,210	3,903	10,669	April 2053
2023-3 Trust	234,741	3,097	7,055	July 2053
2023-4 Trust	202,890	3,782	8,227	November 2053
2024-1 Trust	209,862	2,571	9,714	January 2054
2024-2 Trust	286,235	11,954	17,786	April 2054
2024-3 Trust	204,599	3,958	7,172	June 2054
2024-4 Trust	253,612	8,228	13,358	July 2054
2024-5 Trust	292,880	6,226	14,220	October 2054
2024-6 Trust	293,895	24,944	18,490	December 2054
2025-1 Trust	342,791	26,135	18,152	February 2055
2025-RTL1 Trust	111,395	11,756	7,048	March 2030
2025-2 Trust	377,526	30,313	20,898	April 2055
2025-MC1 Trust	114,136	18,950	20,925	May 2055
2025-3 Trust	382,461	21,336	15,367	June 2055
2025-P1 Trust	190,865	9,378	5,370	July 2055
2025-4 Trust	457,543	27,897	14,769	September 2055
2025-P2 Trust	207,013	11,070	5,305	October 2055
2025-5 Trust	439,292	22,348	11,346	December 2055
2026-1 Trust	335,448	26,226	—	February 2056
2026-P1 Trust	178,333	13,650	—	March 2056
2026-2 Trust	398,538	19,519	—	May 2056
2026-3 Trust	353,726	25,805	—	July 2056
2026-P2 Trust	162,309	12,773	—	August 2056
Total	$10,285,095	$493,139	$412,450

The following table summarizes outstanding bond principal balances for each securitized debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(In thousands)
2017-2 Trust	$18,585	$22,445
2018-1 Trust	15,035	17,828
2018-2 Trust	38,043	46,790
2019-1 Trust	40,822	50,131
2019-2 Trust	32,817	38,266
2019-3 Trust	31,605	37,606
2020-1 Trust	68,945	76,345
2021-1 Trust	107,446	126,176
2021-2 Trust	93,962	108,845
2021-3 Trust	107,379	113,979
2021-4 Trust	172,889	187,001
2022-1 Trust	172,711	190,618
2022-2 Trust	156,939	170,257
2022-3 Trust	172,158	203,208
2022-4 Trust	167,664	204,089
2022-5 Trust	104,703	140,766
2023-1 Trust	104,001	134,177
2023-2 Trust	79,812	116,579
2023-3 Trust	93,759	147,149
2023-4 Trust	83,249	136,392
2024-1 Trust	103,561	138,490
2024-2 Trust	142,695	199,850
2024-3 Trust	124,263	162,649
2024-4 Trust	141,780	187,255
2024-5 Trust	174,548	240,918
2024-6 Trust	217,955	259,120
2025-1 Trust	264,905	312,863
2025-RTL1 Trust	73,218	111,395
2025-2 Trust	306,642	350,312
2025-MC1 Trust	76,130	91,607
2025-3 Trust	319,377	365,978
2025-P1 Trust	163,047	185,424
2025-4 Trust	405,214	445,803
2025-P2 Trust	182,860	206,550
2025-5 Trust	396,499	437,256
2026-1 Trust	314,738	—
2026-P1 Trust	170,685	—
2026-2 Trust	381,586	—
2026-3 Trust	347,454	—
2026-P2 Trust	162,056	—
Total	$6,331,737	$5,964,117

As of September 30, 2026 and December 31, 2025, the weighted average annualized rates on the securities and certificates for the Trusts were as follows:

	September 30, 2026	December 31, 2025
2017-2 Trust	4.65%	4.23%
2018-1 Trust	4.75	4.35
2018-2 Trust	4.69	4.53
2019-1 Trust	4.14	4.11
2019-2 Trust	3.56	3.46
2019-3 Trust	3.29	3.29
2020-1 Trust	2.87	2.88
2021-1 Trust	1.79	1.77
2021-2 Trust	2.03	2.03
2021-3 Trust	2.50	2.48
2021-4 Trust	3.23	3.25
2022-1 Trust	3.92	3.94
2022-2 Trust	5.03	5.05
2022-MC1 Trust	—	6.78
2022-3 Trust	5.54	5.68
2022-4 Trust	6.02	6.23
2022-5 Trust	7.02	7.26
2023-1 Trust	7.13	7.23
2023-1R Trust	—	13.75
2023-2 Trust	7.41	7.66
2023-RTL1 Trust	—	9.86
2023-3 Trust	7.89	8.16
2023-4 Trust	7.96	8.63
2024-1 Trust	7.63	7.56
2024-2 Trust	6.91	7.46
2024-3 Trust	7.24	7.26
2024-4 Trust	7.44	6.76
2024-5 Trust	6.02	6.00
2024-6 Trust	6.23	6.39
2025-1 Trust	6.71	6.59
2025-RTL1 Trust	7.24	7.17
2025-2 Trust	6.67	6.41
2025-MC1 Trust	8.73	8.49
2025-3 Trust	6.48	6.46
2025-P1 Trust	6.61	6.57
2025-4 Trust	5.80	5.76
2025-P2 Trust	6.12	6.06
2025-5 Trust	5.89	6.10
2026-1 Trust	5.48	—
2026-P1 Trust	6.05	—
2026-2 Trust	5.86	—
2026-3 Trust	6.11	—
2026-P2 Trust	6.41	—

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

Secured and Unsecured Financing (Corporate Debt)

On February 5, 2024, the Company entered into a five-year $75.0 million syndicated corporate debt agreement, (the “2024 Term Loan”). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months.

On January 30, 2026, we issued $500.0 million aggregate principal amount of 9.375% Unsecured Senior Notes due 2031 (the “2026 Term Notes”) in an offering exempt from the registration requirements of the Securities Act of 1933. The 2026 Term Notes bear interest at a fixed rate of 9.375%, payable semi-annually, and mature on February 15, 2031. A portion of the net proceeds was used to pay off the $215.0 million 2022 Term Loan in January 2026.

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

The following table summarizes the activity in our ATM Program for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share amount)
Number of shares sold	—	471	—	2,067
Net sale proceeds	$—	$8,834	$—	$38,120
Weighted average price per share	$—	$19.04	$—	$18.74

Contractual Obligations and Commitments

On March 15, 2022, we entered into a five-year $215.0 million syndicated corporate debt agreement, (the “2022 Term Loan”). The 2022 Term Loan bore interest at a fixed rate of 7.125% and was to mature on March 15, 2027. Interest on the 2022 Term Loan was paid every six months. The 2022 Term Loan was paid off in January 2026 with proceeds from the 2026 Term Notes.

On February 5, 2024, the Company entered into a five-year $75.0 million syndicated corporate debt agreement, (the “2024 Term Loan”). The 2024 Term Loan bears interest at 9.875% and matures on February 15, 2029. Interest on the 2024 Term Loan is paid every six months. As of September 30, 2026 and December 31, 2025, the balance of the 2024 Term Loan was $75.0 million.

On January 30, 2026, we issued $500.0 million of 9.375% Unsecured Senior Notes due February 15, 2031 (the “2026 Term Notes”), with interest payable semi-annually. A portion of the net proceeds was used to pay off the 2022 Term Loan. As of September 30, 2026, the outstanding principal balance of the 2026 Term Notes was $500.0 million.

Velocity Commercial Capital, LLC is the borrower of the 2024 Term Loan, which is secured by substantially all of the borrower’s non-warehoused assets, with a guarantee from Velocity Financial, Inc., that is secured by the equity interests of the borrower. The 2024 Term Loan agreement contains customary affirmative and negative covenants, including financial maintenance covenants and limitations on dividends by the borrower. The indenture governing the 2026 Term Notes contains customary covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to pay dividends, incur additional indebtedness, and create liens.

As of September 30, 2026, we maintained warehouse facilities to finance our investor real estate loans and had approximately $549.6 million in outstanding borrowings with $425.4 million of available capacity under our warehouse and repurchase facilities. The warehouse and repurchase facilities have maturity dates ranging from December 2026 to April 2028.

Off-Balance-Sheet Arrangements

Other than our retained securities we hold in, and special servicer role for, VCC 2026-MC2, an unconsolidated variable interest entity (see Note 7 — Retained Securities, at Fair Value), we do not maintain any relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance, special-purpose or variable interest entities, established for the purpose of facilitating off-balance-sheet arrangements or other contractually narrow or limited purposes. Further, we have never guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Changes in Internal Control over Financial Reporting

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

Risks Related to the Pending Toorak Acquisition and Other Strategic Transactions

The pending Toorak Acquisition is subject to conditions, some of which are outside our control, and may not be completed on the anticipated terms or timeline, or at all.

On August 26, 2026, Velocity Commercial Capital, LLC (“VCC”), our wholly owned subsidiary, entered into an Equity Purchase Agreement with Toorak Capital LLC to acquire the equity interests of certain Toorak entities (the “Toorak Acquisition”). The purchase price is a base amount of approximately $62.0 million subject to certain adjustments. Completion depends on several conditions, including:

•
receipt of certain required regulatory approvals;
•
completion of certain pre-closing transactions by the seller, including a statutory division of Toorak Capital Partners LLC; and
•
the completion, or substantially concurrent completion, of a separate acquisition by affiliates of TOBI III SPE I LLC of certain loan assets and securitization equity interests of the seller (the “Back Book Acquisition”).

We are not a party to the Back Book Acquisition and do not control whether or when it closes. Either party may terminate the Purchase Agreement if the transaction has not closed within 120 days after signing, subject to certain exceptions and extension rights. We cannot assure you that the conditions will be satisfied or waived, that required approvals will be obtained without burdensome conditions, or that the acquisition will close in the fourth quarter of 2026 as we expect.

If the Toorak Acquisition is delayed or not completed, we would not realize its expected benefits. We would also not receive the securitization-related fees contemplated by our Master Transaction Agreement with Titan RR LLC, which depend on completion of both the Toorak Acquisition and the Back Book Acquisition. We would still bear significant costs. Through September 30, 2026, we incurred $7.2 million of acquisition-related costs, and we expect to incur additional costs whether or not the transaction closes.

The pending transaction has also diverted, and will continue to divert, management’s attention from our existing business. A failure to complete the acquisition, or a significant delay, could adversely affect our business, results of operations and the market price of our common stock.

While the transaction is pending, the Toorak business may lose employees, loan sourcing relationships, financing counterparties or other business relationships, and our ability to influence how that business is operated before closing is limited. Any such losses could reduce the value of the business we acquire.

We may not successfully integrate the Toorak business or realize the anticipated benefits of the Toorak Acquisition, and the acquired business may expose us to unanticipated liabilities.

The success of the Toorak Acquisition depends on our ability to integrate the acquired business with ours and to operate it profitably. Integration may be more difficult, costly or time-consuming than we expect. We may be unable to manage the associated credit, operational and regulatory risks effectively.

The value of the acquired business depends substantially on retaining its key personnel and its relationships with originators, correspondents and other loan sourcing partners and financing counterparties. Some of these may terminate or change their relationships as a result of the transaction.

We may also discover liabilities, deficiencies or compliance issues that were not identified in due diligence or that exceed our estimates, such as:

•
obligations relating to loans previously originated, acquired or sold;
•
repurchase or indemnification obligations;
•
licensing or regulatory matters; and
•
litigation.

Our indemnification and other contractual protections under the Purchase Agreement are subject to limitations and may not fully cover such liabilities.

In addition, the acquired equity interests will result from a statutory division under Delaware law. Liabilities of the divided entity are allocated among the resulting entities under a plan of division, and creditors or other third parties may challenge that allocation. As a result, we could become subject to liabilities we did not expect to assume.

Before the acquisition, the acquired business was not subject to the internal control over financial reporting requirements that apply to us as a public company. Integrating it into our control environment may require significant resources, and any deficiencies could adversely affect our ability to report our results accurately and on time.

We expect to account for the Toorak Acquisition as a business combination. This requires us to estimate the fair values of acquired assets and assumed liabilities, and those estimates may change during the measurement period. The purchase price is also subject to post-closing adjustments. Any goodwill or intangible assets we record will be subject to future impairment testing, and an impairment charge could adversely affect our results of operations.

If we do not integrate the acquired business successfully, or do not realize the expected growth, synergies or other benefits within the expected timeframe or at all, our business, financial condition and results of operations could be materially and adversely affected.

Funding the Toorak Acquisition will reduce our available liquidity and may increase our leverage.

We expect to fund the purchase price with cash. As of September 30, 2026, we had $86.8 million of unrestricted cash. Our warehouse and repurchase facilities are generally secured by mortgage loans, and their use is subject to eligibility criteria and other terms. Using cash and borrowing capacity for the acquisition will reduce the liquidity available to originate loans, meet margin or other obligations under our financing arrangements, and absorb adverse market developments.

Several of our facilities mature in the near term, including our 2023 Repurchase Agreement, which matures on December 27, 2026. Our ability to renew or replace these facilities on acceptable terms is not assured. The final purchase price may also exceed our current estimates due to other adjustments.

We may pursue other acquisitions or strategic transactions that involve similar risks.

Beyond the Toorak Acquisition, we may from time to time pursue other acquisitions, strategic investments, joint ventures or asset purchases. These transactions involve risks similar to those described above, including:

•
difficulties in completing and integrating transactions;
•
diversion of management attention;
•
loss of key personnel or business relationships;
•
assumption of unknown liabilities; and
•
the need to use cash, incur debt or issue equity securities, which could dilute our stockholders.

Any such transaction may not produce the benefits we anticipate and could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information on common stock purchases made by us during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 2026	18,331	$18.64	—	$—
August 2026	1,039	17.88	—	—
September 2026	—	—	—	—
Total	19,370	$18.60	—	$—

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

Item 5. Other Information.

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2026, none of our directors or officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits below are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date

2.1	Equity Purchase Agreement, dated as of August 26, 2026, by and between Velocity Commercial Capital, LLC, Velocity Financial, Inc. (solely for the purpose of Section 6.14 therein) and Toorak Capital LLC	8-K	001-39183	2.1	8/27/2026

3.1	Certificate of Conversion	8-K	001-39183	3.1	1/22/2020

3.2	Restated Certificate of Incorporation of Velocity Financial, Inc.	8-K	001-39183	3	5/23/2022

3.3	Amended and Restated Bylaws of Velocity Financial, Inc.	8-K	001-39183	3.2	3/25/2022

4.1	Form of Stock Certificate for Common Stock	S-1	333-234250	4.1	10/18/2019

4.2	Form of Warrant to Purchase Common Stock	8-K	001-39183	4.1	4/7/2020

4.3	Description of the Registrant’s Securities	10-K	001-39183	4.3	4/7/2020

4.4	Indenture, dated as of January 30, 2026, by and between Velocity Commercial Capital, LLC, Velocity Financial, Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39183	4.1	1/30/2026

10.1	Stockholders Agreement, dated as of January 16, 2020	10-K	001-39183	10.1	4/7/2020

10.2	Registration Rights Agreement, dated as of January 16, 2020	10-K	001-39183	10.2	4/7/2020

10.3	Registration Rights Agreement, dated as of April 7, 2020	8-K	001-39183	10.1	4/7/2020

10.4	Securities Purchase Agreement among Velocity Financial, Inc. and the Purchasers Party thereto dated April 5, 2020	8-K	001-39183	10.1	4/6/2020

10.5	Velocity Financial, Inc. Employee Stock Purchase Plan*	DEF 14A	001-39183	AII	4/8/2022

10.6	Amended and Restated Velocity Financial, Inc. 2020 Omnibus Incentive Plan*	DEF 14A	001-39183	AI	4/11/2025

10.7	Form of Nonqualified Stock Option Award Notice and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.6	1/6/2020

10.8	Form of Nonqualified Stock Option Award Notice and Agreement (Director Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.7	1/6/2020

10.9	Form of Nonqualified Stock Option Award Notice and Agreement (Executive Officer Grant-IPO) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.8	1/6/2020

10.10	Form of Restricted Stock Unit Grant and Agreement (Director Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.9	1/6/2020

10.11	Form of Restricted Stock Unit Grant and Agreement (Standard Grant) under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.10	1/6/2020

10.12	Form of Restricted Stock Grant and Agreement under the 2020 Omnibus Incentive Plan*	S-1/A	333-234250	10.11	1/6/2020

10.13	Velocity Financial 2026 Annual Cash Incentive and Performance Stock Units Programs for Messrs. Farrar, Szczepaniak and Taylor*	8-K	001-39183	-	1/20/2026

10.14	Form of Equity Distribution Agreement, dated May 3, 2024	8-K	001-39183	1.1	5/3/2024

10.15	Form of Amendment No. 1 to Equity Distribution Agreement, dated December 12, 2024	10-K	001-39183	10.15	3/12/2025

10.16	Form of Officer and Director Indemnity Agreement*	S-1/A	333-234250	10.37	11/6/2019

10.17	Form of Performance Stock Unit Grant and Agreement*	10-K	001-39183	10.16	3/15/2024

10.18	Note Purchase Agreement Dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association, as collateral agent, and the respective purchasers of the Notes.	8-K	001-39183	10.1	3/16/2022

10.19	Security Agreement, dated as of March 15, 2022, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association, as collateral agent.	8-K	001-39183	10.2	3/16/2022

10.20	Velocity Financial, Inc. Incentive Compensation Clawback Policy*	8-K	001-39183	99	2/7/2024

10.21	Form of Note Purchase Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association, as Collateral Agent and the respective purchasers of the Notes.	8-K	001-39183	10.1	2/6/2024

10.22	Security Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC and U.S. Bank Trust Company, National Association.	8-K	001-39183	10.2	2/6/2024

10.23	Equal Priority Intercreditor Agreement, dated as of February 5, 2024, among Velocity Financial, Inc., Velocity Commercial Capital, LLC, U.S. Bank Trust Company, National Association as the 2027 Notes Collateral Agent and U.S. Bank Trust Company, National Association as the 2029 Notes Collateral Agent.	8-K	001-39183	10.3	2/6/2024

10.24	Form of Amendment No. 2 to Equity Distribution Agreement, dated April 11, 2025	10-Q	001-39183	10.24	5/1/2025

10.25	Master Transaction Agreement, dated as of August 26, 2026, by and between Velocity Commercial Capital, LLC and Titan RR LLC	8-K	001-39183	10.1	8/27/2026

19.1	Securities Trading Policy	10-K	001-39183	19.1	3/12/2025

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 and (vi) the Notes to unaudited Consolidated Financial Statements.

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

VELOCITY FINANCIAL, INC.

Date: November 4, 2026	By:	/s/ Christopher D. Farrar
Christopher D. Farrar
Chief Executive Officer

Date: November 4, 2026	By:	/s/ Mark R. Szczepaniak
Mark R. Szczepaniak
Chief Financial Officer